Form 10-Q
period 1995-03-31
TRIMEDYNE INC
filed 1995-05-15
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                           Commission File Number
March 31, 1995                                                         0-10581
- - --------------                                                         -------


                                TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


                NEVADA                                                       36-3094439
    (State or other jurisdiction                                 (IRS Employer Identification Number)
of incorporation or organization)


                      2801 BARRANCA ROAD, IRVINE, CA 92714
              (Address of principal executive offices)  (Zip Code)

                                 (714/559-5300)
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
    -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                                                 Outstanding at May 2, 1995
- - ------------------------------------                                 ----------------------------
Common Stock, $.01 par value                                         9,451,701 shares (excluding
                                                                     101,609 shares held as
                                                                     Treasury Shares)

                                TRIMEDYNE, INC.


                                                                                          Page Number
                                                                                          -----------
PART I.                   Financial Information

            ITEM 1.       Financial Statements

                          Condensed Consolidated Balance Sheets                                 3

                          Condensed Consolidated Statements of Operations                       4

                          Condensed Consolidated Statements of Cash Flows                       5

                          Notes to Condensed Consolidated Financial Statements                  6

            ITEM 2.       Management's Discussion and Analysis of Financial                     8
                          Condition and Results of Operations

PART II.                  Other Information                                                     9

SIGNATURE PAGE                                                                                 10

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                                                            MARCH 31,         SEPTEMBER 30,
                                                                                               1995               1994
                                                                                           -----------         -----------
 Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,714,000        $ 3,183,000
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,503,000          5,478,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $287,000 and $335,000 . . . . . . . . . . . . . . . . . . . .               1,719,000          2,608,000
   Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,248,000          5,730,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,277,000          1,134,000
                                                                                           -----------        -----------
         Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .              15,461,000         18,133,000
                                                                                            ----------         ----------
 Net Properties (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,562,000          1,628,000
 Prepaid royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 397,000            439,000
 Intangible assets, net of accumulated amortization of
        $277,000 and $246,000  . . . . . . . . . . . . . . . . . . . . . . . .                 306,000            298,000
                                                                                           -----------         -----------
                                                                                           $17,726,000        $20,498,000
                                                                                           ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  656,000         $ 1,297,000
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,726,000           1,825,000
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                158,000             182,000
                                                                                           -----------         -----------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .              2,540,000           3,304,000
                                                                                           -----------         -----------
 Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                121,000             113,000
                                                                                           -----------         -----------
 Stockholders' Equity:
   Common stock - .01 par value; 15,000,000 shares authorized,
      9,553,310 and 9,548,310 shares issued  . . . . . . . . . . . . . . . . .                 96,000              96,000
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .             34,946,000          34,932,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (18,196,000)        (16,156,000)
   Notes receivable under stock option plans . . . . . . . . . . . . . . . . .               (982,000)           (982,000)
   Unrealized loss on securities available for sale (Note 5) . . . . . . . . .                (86,000)            (96,000)
                                                                                           -----------         -----------
                                                                                           15,778,000          17,794,000
 Less shares of common stock in treasury,
   at cost; 101,609 and 101,609 shares . . . . . . . . . . . . . . . . . . . .               (713,000)           (713,000)
                                                                                           -----------         -----------
    Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .             15,065,000          17,081,000
                                                                                           -----------         -----------
                                                                                           $17,726,000         $20,498,000
                                                                                           ===========         ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        MARCH 31,                          MARCH 31,
                                                               ----------------------------       ----------------------------
                                                                   1995             1994              1995             1994
                                                               -----------      -----------       -----------        ---------
 Net Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $3,206,000       $3,666,000        $6,286,000       $6,915,000
 Costs and Expenses:

   Cost of goods sold  . . . . . . . . . . . . . . . . . . .     2,041,000        1,808,000         3,802,000        3,698,000
   Selling, general and administrative . . . . . . . . . . .     1,680,000        1,644,000         3,325,000        3,084,000
   Research and development  . . . . . . . . . . . . . . . .       734,000          678,000         1,356,000        1,220,000
                                                               -----------      -----------       -----------        ---------
        Total Costs and Operating Expenses . . . . . . . . .     4,455,000        4,130,000         8,483,000        8,002,000
                                                               -----------      -----------       -----------        ---------
 Loss from Operations  . . . . . . . . . . . . . . . . . . .    (1,249,000)        (464,000)       (2,197,000)      (1,087,000)

 Other Income (expense):
    Interest income  . . . . . . . . . . . . . . . . . . . .        92,000          125,000           184,000          201,000
    Other  . . . . . . . . . . . . . . . . . . . . . . . . .        (3,000)          (6,000)          (12,000)          (2,000)
    Minority interest in consolidated subsidiary company . .        (8,000)          (7,000)          (15,000)          (9,000)
                                                               -----------      -----------       -----------        ---------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .   ($1,168,000)     ($  352,000)      ($2,040,000)       ($897,000)
                                                               ===========      ===========       ===========        =========
 Net loss per Share (Note 3)  . . .  . . . . . . . . . . . .        ($0.12)          ($0.04)           ($0.22)          ($0.10)
                                                               ===========      ===========       ===========        =========
 Weighted average number of shares outstanding . . . . . . .     9,447,479        9,024,448         9,447,086        8,998,749
                                                               ===========      ===========       ===========        =========





     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                                                                 SIX MONTHS ENDED,
                                                                                                     MARCH 31,
                                                                                          -------------------------------

                                                                                             1995                1994
                                                                                          -----------         -----------
 Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $(2,040,000)        $  (897,000)

 Adjustment to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .                268,000             247,000
    Provision for excess and obsolete inventory  . . . . . . . . . . . . . . .                 26,000             (87,000)
    Minority interest in earnings of subsidiary  . . . . . . . . . . . . . . .                  8,000               9,000
 Changes in operating assets and liabilities:
    Decrease in trade accounts receivable, net . . . . . . . . . . . . . . . .                889,000             221,000
    (Increase) decrease in inventories . . . . . . . . . . . . . . . . . . . .               (544,000)             89,000
    (Increase) decrease in other current assets  . . . . . . . . . . . . . . .               (143,000)             87,000
    Decrease in prepaid royalties  . . . . . . . . . . . . . . . . . . . . . .                 42,000
    Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . .               (641,000)            (38,000)
    (Decrease) increase in accrued expenses  . . . . . . . . . . . . . . . . .                (99,000)             20,000
    Decrease in deferred income  . . . . . . . . . . . . . . . . . . . . . . .                (24,000)             (6,000)
                                                                                          -----------         -----------

 Net cash used for operating activities  . . . . . . . . . . . . . . . . . . .             (2,258,000)           (355,000)
                                                                                          -----------         -----------

 Cash flows from investing activities:
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .               (171,000)           (118,000)
    Patent expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (26,000)            (44,000)
    Payments received on note receivable from sale of subsidiary . . . . . . .                                     38,000
    Sale of (investment in) marketable securities  . . . . . . . . . . . . . .                985,000          (2,514,000)
                                                                                          -----------         -----------
    Net cash (used for) provided by investing activities . . . . . . . . . . .                788,000          (2,638,000)
                                                                                          -----------         -----------

 Cash flows from financing activities:
    Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . .                  1,000             859,000
                                                                                          -----------         -----------
    Net cash provided by financing activities  . . . . . . . . . . . . . . . .                  1,000             859,000
                                                                                          -----------         -----------
 Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .             (1,469,000)         (2,134,000)
                                                                                          -----------         -----------

 Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .              3,183,000           7,150,000
                                                                                          -----------         -----------

 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .            $ 1,714,000         $ 5,016,000
                                                                                          ===========         ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


NOTE 1

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1995 and September 30, 1994, the results of operations and of cash flows for the six month periods ended March 31, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

                                                                           March 31, 1995       September 30, 1994
                                                                           --------------       ------------------
 Inventories consist of the following:

    Raw material . . . . . . . . . . . . . . . . . . . . . . . . .          $ 3,428,000            $ 3,796,000
    Work-in-process  . . . . . . . . . . . . . . . . . . . . . . .            1,457,000              1,010,000
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . .            3,968,000              3,545,000
                                                                            -----------            -----------
                                                                              8,853,000              8,351,000

    Inventory reserve  . . . . . . . . . . . . . . . . . . . . . .           (2,605,000)            (2,621,000)
                                                                            -----------            -----------
 Net inventory . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 6,248,000            $ 5,730,000
                                                                            ===========            ===========

 Net properties consist of the following:

    Furniture and equipment  . . . . . . . . . . . . . . . . . . .          $ 4,565,000            $ 4,457,000
    Leasehold improvements . . . . . . . . . . . . . . . . . . . .              287,000                256,000
    Construction in progress . . . . . . . . . . . . . . . . . . .               75,000                 43,000
                                                                            -----------            -----------
                                                                              4,927,000              4,756,000

    Accumulated depreciation and amortization  . . . . . . . . . .           (3,365,000)            (3,128,000)
                                                                            -----------            -----------

 Net properties  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,562,000            $ 1,628,000
                                                                            ===========            ===========


NOTE 3

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive.

NOTE 4

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach which required the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial statement purposes and tax bases of assets and liabilities.

At March 31, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $14,450,000 and $10,550,000 respectively, which begin to expire in 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. A net deferred tax asset has not been created for such loss carryforwards due to the uncertainty of future realization.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of fiscal 1995 ended March 31, 1995, Trimedyne's net revenues decreased 12.5% from the same fiscal 1994 quarter ($3,206,000 vs. $3,666,000). For the current quarter, the Company incurred a loss from operations of $1,249,000 compared to a loss from operations of $464,000 for the year earlier period. The net loss for the quarter ended March 31, 1995, was $1,168,000 as compared to a net loss of $352,000 in the same quarter of the previous year.

The decrease in net revenues was due to a decline in shipments of Urolase right angle laser devices to C.R. Bard, Inc. ("Bard"), the exclusive, worldwide distributor of this product. Bard has a substantial inventory of Urolase(R) Fibers. While we expect Bard's inventory to decline as sales begin to increase due to reimbursement and other factors as discussed below, no substantial sales of this product to Bard are anticipated until our fourth fiscal quarter ending September 30, 1995. Overall urology product line revenues for the current quarter declined by approximately $765,000, compared to the year ago quarter. This decrease was largely offset by growth in our orthopedic business, particularly domestically, and a 20% increase in revenues by the Company's plastic optical fiber subsidiary. Sales of disposable orthopedic delivery systems increased in the current quarter and accounted for 16% of sales in the current quarter compared to 9% of sales in the March 1994 quarter. Delivery System revenues generally increase proportional to the number of lasers sold to date and currently in use, therefore as our installed base of Holmium lasers increase, we expect revenues from delivery systems to also increase.

While sales of Urolase devices were expected to contribute significantly to sales in future quarters, sales of the Urolase catheter were and will be lower than was earlier expected, because the U.S. Food and Drug Administration (FDA) designated right angle laser devices as "investigational" in the treatment of BPH, despite such devices having earlier been cleared by the FDA for general urologic use. The FDA's action caused Medicare reimbursement authorities in many states to deny reimbursement for the use of such devices, resulting in a decrease of Urolase device sales to hospitals by Bard in these areas.
Procedure codes for laser treatment of the prostate were published in the Federal Register in December 1994, and fee schedules for laser treatment of the prostate were recently established by the U.S. Government's Health Care Financing Administration ("HCFA"). The status of reimbursement, however, will continue to be determined on a state by state basis until the issuance of a reimbursement guidance by HCFA, which is anticipated to occur in 1995.

Cost of goods sold was 63.7% of net sales in the second quarter of fiscal 1995 compared to 49.3% for the second quarter of fiscal 1994. This increase in cost of goods sold as percentage of sales was primarily attributed to higher than average manufacturing, warranty and installation costs associated with the introduction of the higher-powered Holmium laser for use in orthopedics and lower overall revenues.

Selling, general and administrative expenses increased slightly to $1,680,000 for the current quarter compared to $1,644,000 for the quarter ended March 31, 1994. The increase in selling, general and administrative expenses was primarily due to the marketing expenses related to the introduction of our new OmniPulse-MAX(TM) 80 Watt Holmium Laser system, and expenses incurred in connection with patent litigation.

Research and development expenditures for the quarter ended March 31, 1995, increased 8.2% ($734,000 vs. $678,000) due to the decrease in the reimbursement by Bard of certain R&D costs incurred by the Company. R&D spending in fiscal 1995 is expected to increase slightly compared to fiscal 1994, as the Company expands its development efforts of Holmium and Neodymium YAG lasers and other products for use in urology and orthopedics applications.

Net interest income decreased by 26.4% to $92,000 for the current quarter, compared with $125,000 for the same period of the prior year. The decrease was due to the lower overall level of balances held for investment offset by slightly higher interest rates earned.

For the quarter ended March 31, 1995, the Company reported a net loss of $1,168,000 or $.12 per share, based on 9,447,000 weighted average number of shares outstanding, compared to a net loss of $352,000 or $.04 per share, based on 9,024,000 weighted average number of shares outstanding for the year earlier quarter.

Liquidity and Capital Resources

The Company's working capital decreased from $14,829,000 at September 30, 1994 to $12,921,000 at March 31, 1995, of which $6,217,000 is cash and equivalents, and marketable securities. The Company's management believes that the current level of cash and equivalents and marketable securities will be sufficient to support its working capital requirements for at least the next two years.

                                    PART II.


OTHER INFORMATION

         ITEM 1.          Legal Proceedings

                          In January 1995, the Company filed a lawsuit in the United States District
                          Court for the Central District of California against Surgical Laser
                          Technologies, Inc. ("SLT") of Oaks, Pennsylvania for infringement of
                          United States patents covering devices that use laser energy to cause localized vaporization of tissue, such as contact tips.


         ITEM 2.          Changes in Securities                                                       None

         ITEM 3.          Defaults Upon Senior Securities                                             None

         ITEM 4.          Submission of Matters to Vote of Security Holders                           None

         ITEM 5.          Other Information                                                           None

         ITEM 6.          Exhibits and Reports on Form 8-K

                          (a)     Exhibit

                                  27 Financial Data Schedule

                          (b)     Reports on Form 8-K                                                 None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                TRIMEDYNE, INC.



Date:  May 12, 1995                      s/ MARVIN P. LOEB
      -------------------              ------------------------------------
                                       Marvin P. Loeb
                                       Chairman and
                                       Chief Executive Officer




Date:  May 12, 1995                      s/ JAMES L. KELLY
      -------------------              ------------------------------------
                                       James L. Kelly
                                       Vice President-Finance,
                                       Chief Financial Officer and
                                       Chief Accounting Officer