Form 10-Q
period 1995-06-30
TRIMEDYNE INC
filed 1995-08-14
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                  Commission File Number
June 30, 1995                                                   0-10581
-------------                                                   -------


                                TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


             NEVADA                                      36-3094439
    (State or other jurisdiction           (IRS Employer Identification Number)
  of incorporation or organization)


                    2801 BARRANCA ROAD, IRVINE, CA        92714
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

Yes   x      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

          Class                               Outstanding at July 29, 1995
----------------------------                  ----------------------------
Common Stock, $.01 par value                  9,451,701 shares
                                              (excluding 101,609 shares
                                              held as Treasury Shares)




FILED ELECTRONICALLY VIA EDGAR ON 8/14/95.

                                TRIMEDYNE, INC.


                                                                                   Page Number
                                                                                   -----------
PART I.     Financial Information

            ITEM 1.       Financial Statements

                          Condensed Consolidated Balance Sheets                        3

                          Condensed Consolidated Statements of Operations              4

                          Condensed Consolidated Statements of Cash Flows              5

                          Notes to Condensed Consolidated Financial Statements         6

            ITEM 2.       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                          8

PART II.    Other Information                                                         10

SIGNATURE PAGE                                                                        11

                               TRIMEDYNE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   ASSETS

                                                                         JUNE 30,              SEPTEMBER 30,
                                                                           1995                    1994
                                                                      ------------             ------------
  Current Assets:
    Cash and cash equivalents.....................................    $    522,000             $  3,183,000
    Marketable securities.........................................       4,034,000                5,478,000
    Trade accounts receivable, net of allowance for doubtful
      accounts of $304,000 and $335,000...........................       2,331,000                2,608,000
    Inventories (Note 2)..........................................       6,533,000                5,730,000
    Other.........................................................       1,441,000                1,134,000
                                                                      ------------             ------------
          Total Current Assets....................................      14,861,000               18,133,000
                                                                      ------------             ------------
  Net Properties (Note 2).........................................       1,513,000                1,628,000
  Prepaid royalties...............................................         376,000                  439,000
  Intangible assets, net of accumulated amortization of
     $296,000 and $246,000........................................         299,000                  298,000
                                                                      ------------             ------------
                                                                      $ 17,049,000             $ 20,498,000
                                                                      ============             ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable..............................................    $    656,000             $  1,297,000
    Accrued expenses..............................................       1,850,000                1,825,000
    Deferred income...............................................         131,000                  182,000
                                                                      ------------             ------------
          Total Current Liabilities...............................       2,637,000                3,304,000
                                                                      ------------             ------------
  Minority Interest...............................................         130,000                  113,000
                                                                      ------------             ------------
  Stockholders' Equity:
    Common stock - .01 par value; 15,000,000 shares authorized,
       9,553,310 and 9,548,310 shares issued......................          96,000                   96,000
    Capital in excess of par value................................      34,946,000               34,932,000
    Accumulated deficit...........................................     (19,048,000)             (16,156,000)
    Notes receivable under stock option plans.....................        (982,000)                (982,000)
    Unrealized loss on securities available for sale..............         (17,000)                 (96,000)
                                                                      ------------             ------------
                                                                        14,995,000               17,794,000
  Less shares of common stock in treasury,
    at cost; 101,609 and 101,609 shares...........................        (713,000)                (713,000)
                                                                       -----------             ------------
          Total Stockholders' Equity..............................      14,282,000               17,081,000
                                                                      ------------             ------------
                                                                      $ 17,049,000             $ 20,498,000
                                                                      ============             ============


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                  -------------------------      -------------------------
                                                                     1995           1994            1995           1994
                                                                  ----------     ----------      ----------     -----------
    Net Sales................................................     $3,521,000     $3,418,000      $9,807,000     $10,333,000

    Costs and Expenses:

      Cost of goods sold.....................................      2,046,000      1,837,000       5,848,000       5,535,000
      Selling, general and administrative....................      1,754,000      1,691,000       5,079,000       4,774,000
      Research and development...............................        654,000        648,000       2,009,000       1,868,000
                                                                  ----------     ----------      ----------     -----------
           Total Costs and Operating Expenses................      4,454,000      4,176,000      12,936,000      12,177,000
                                                                  ----------     ----------      ----------     -----------
    Loss from Operations.....................................       (933,000)      (758,000)     (3,129,000)     (1,844,000)

    Other Income (expense):
       Interest income.......................................         71,000         49,000         255,000         250,000
       Other.................................................         19,000        122,000           6,000         119,000
       Minority interest in consolidated subsidiary company..         (9,000)        (7,000)        (24,000)        (16,000)
                                                                  ----------     ----------      ----------     -----------
    Net Loss.................................................      ($852,000)     ($594,000)     ($2,892,000)   ($1,491,000)
                                                                  ==========     ==========       ==========    ===========
    Net Loss per Share (Note 3)..............................         ($0.09)        ($0.07)          ($0.31)        ($0.17)
                                                                  ==========     ==========       ==========    ===========
    Weighted average number of shares outstanding............      9,451,701      9,096,701        9,448,635      9,035,480
                                                                  ==========     ==========       ==========    ===========


          See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED,
                                                                                         JUNE 30,
                                                                               -----------------------------
                                                                                   1995               1994
                                                                               -----------        -----------
          Cash flows from operating activities:
             Net loss......................................................    $(2,892,000)       $(1,491,000)

          Adjustment to reconcile net loss to net cash used for
              operating activities:
             Depreciation and amortization.................................        409,000            379,000
             Loss on disposal of assets....................................         18,000
             Reversal of provision for excess and obsolete inventory, net..                            (4,000)
             Disposition of excess and obsolete inventory..................        (45,000)
             Minority interest in earnings of subsidiary...................         17,000             16,000

          Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts receivable, net.........        277,000           (244,000)
             Increase in inventories.......................................       (758,000)          (479,000)
             Increase in other current assets..............................       (307,000)           (82,000)
             Decrease in prepaid royalties.................................         63,000
             (Decrease) increase in accounts payable.......................       (641,000)           169,000
             Increase (decrease) in accrued expenses.......................         25,000            (95,000)
             (Decrease) increase in deferred income........................        (51,000)            10,000
                                                                               -----------        -----------
          Net cash used for operating activities...........................     (3,885,000)        (1,821,000)
                                                                               -----------        -----------
          Cash flows from investing activities:
             Capital expenditures..........................................       (262,000)          (271,000)
             Patent expenditures...........................................        (38,000)           (42,000)
             Prepaid royalty expenditures, net.............................                          (501,000)
             Payments received on note receivable from sale of subsidiary..                            42,000
             Sale of (investment in) marketable securities.................      1,523,000         (2,898,000)
                                                                               -----------        -----------
             Net cash provided by (used for) investing activities..........      1,223,000         (3,670,000)
                                                                               -----------        -----------
          Cash flows from financing activities:
             Proceeds from exercise of stock options.......................          1,000            859,000
                                                                               -----------        -----------
             Net cash provided by financing activities.....................          1,000            859,000
                                                                               -----------        -----------
          Net decrease in cash and cash equivalents........................     (2,661,000)        (4,632,000)
                                                                               -----------        -----------
          Cash and cash equivalents at beginning of period.................      3,183,000          7,150,000
                                                                               -----------        -----------
          Cash and cash equivalents at end of period.......................    $   522,000        $ 2,518,000
                                                                               ===========        ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

NOTE 1

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1995 and September 30, 1994, the results of operations and of cash flows for the nine month periods ended June 30, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

                                                June 30, 1995    September 30, 1994
                                                -------------    ------------------

Inventories consist of the following:

   Raw material...............................  $ 3,727,000         $ 3,796,000
   Work-in-process............................    1,511,000           1,010,000
   Finished goods.............................    3,871,000           3,545,000
                                                -----------         -----------
                                                  9,109,000           8,351,000
   Inventory reserve..........................   (2,576,000)         (2,621,000)
                                                -----------         -----------
Net inventory.................................  $ 6,533,000         $ 5,730,000
                                                ===========         ===========

Net properties consist of the following:

   Furniture and equipment....................  $ 4,622,000         $ 4,457,000
   Leasehold improvements.....................      278,000             256,000
   Construction in progress...................       66,000              43,000
                                                -----------         -----------
                                                  4,966,000           4,756,000
   Accumulated depreciation and amortization..   (3,453,000)         (3,128,000)
                                                -----------         -----------
Net properties................................  $ 1,513,000         $ 1,628,000
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

At June 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $15,392,000 and $11,892,000 respectively, which begin to expire in 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. A net deferred tax asset has not been created for such loss carryforwards due to the uncertainty of future realization.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

During the third quarter of fiscal 1995 ended June 30, 1995, Trimedyne's net revenues increased 3% from the same fiscal 1994 quarter ($3,521,000 vs. $3,418,000). For the current quarter, the Company incurred a loss from operations of $933,000 compared to a loss from operations of $758,000 for the year earlier period. The net loss for the quarter ended June 30, 1995, was $852,000 as compared to a net loss of $594,000 in the same quarter of the previous year.

Revenues for the current quarter were slightly higher than revenues in the same quarter last year. While sales of Urolase(R) side-firing laser catheters to C.R. Bard, Inc. ("Bard") declined by $1,000,000 from the year ago quarter, orthopedic sales increased by $1,295,000. In the first nine months of this year, sales of orthopedic products increased $2,440,000 over the first nine months of the prior year, while sales of urology products to Bard in this period declined by $1,940,000. Sales of orthopedic products have increased in each of the last four quarters, and this growth is anticipated to continue. As a result of the change in product mix from urology to orthopedic products, which carry a lower profit margin, the Company's net loss was higher, despite the increase in sales of orthopedics versus urology, in these periods.

Sales of Urolase(R) catheters have declined significantly in fiscal 1995 compared to fiscal 1994. In June 1993, the U.S. Food and Drug Administration
(FDA) designated right angle laser devices as "investigational" in the treatment of BPH, despite such devices having earlier been cleared by the FDA for general urologic use. The FDA's action caused Medicare reimbursement authorities in many states to deny reimbursement for the use of such devices, resulting in a decrease of Urolase(R) device sales to hospitals by Bard in these areas. Procedure codes for laser treatment of the prostate were published in the Federal Register in December 1994, and fee schedules for laser treatment of the prostate were recently established by the U.S. Government's Health Care Financing Administration ("HCFA"). However, in the absence of specific FDA approval to treat BPH, only about one-half of Medicare's disbursing intermediaries are reimbursing hospitals and paying physicians for the use of laser devices to treat patients suffering from BPH. Bard built up a substantial inventory of Urolase(R) Fibers in fiscal 1994 and has not placed any further orders in fiscal 1995. The company does not anticipate significant revenues in urology products until the regulatory, reimbursement and marketing issues are resolved.

Cost of goods sold was 58.1% of net sales in the third quarter of fiscal 1995 compared to 53.7% for the third quarter of fiscal 1994. The increase in cost of goods sold as percentage of sales was the result of the Company's product mix which shifted from urology to orthopedic products which carry lower profit margins and warranty costs associated with the introduction of the higher-powered Holmium laser for use in orthopedics.

Selling, general and administrative expenses increased slightly to $1,754,000 for the current quarter compared to $1,691,000 for the quarter ended June 30, 1994. The increase in selling, general and administrative expenses was primarily due to the higher commission expense attributed to increased orthopedic product sales and expenses incurred in connection with patent litigation.

Research and development expenditures for the quarter ended June 30, 1995, increased slightly to $654,000 compared to $648,000 for the quarter ended June 30, 1994. R&D spending in fiscal 1995 is expected to increase slightly compared to fiscal 1994, as the Company continues to expand its development efforts of Holmium and Neodymium YAG lasers and other products for use in urology and orthopedic applications.

For the quarter ended June 30, 1995, the Company reported a net loss of $852,000 or $.09 per share, based on 9,451,701 weighted average number of shares outstanding, compared to a net loss of $594,000 or $.07 per share, based on 9,096,701 weighted average number of shares outstanding for the year earlier quarter.

Liquidity and Capital Resources

The Company's working capital decreased from $14,829,000 at September 30, 1994 to $12,224,000 at June 30, 1995, of which $4,556,000 is cash and equivalents, and marketable securities. The Company's management believes that the current level of cash and equivalents and marketable securities will be sufficient to support its working capital requirements for at least the next two years.

Changes in Financial Condition

Cash and cash equivalents (including marketable securities) decreased by $4,050,000 (47%) in the first three quarters of fiscal 1995. The decline in cash is attributed to the net loss ($2,892,000), increase in inventories and other current assets and purchase of machinery and equipment offset by improved accounts receivable collections of $277,000.

The Company invested $300,000 in machinery to support production activities. Net inventories increased $758,000 (14%) from September 30, 1994 primarily due to production increases to support the higher demand for orthopedic products and increased demonstration inventory of Holmium lasers. Other current assets increased $307,000 from September 30, 1994, primarily due to deposits and prepayments on asset purchases and general liability insurance.

                                    PART II.


OTHER INFORMATION

         ITEM 1.          Legal Proceedings

                          In January 1995, the Company filed a lawsuit in the United States District Court for the Central District of California against Surgical Laser Technologies, Inc. ("SLT") of Oaks, Pennsylvania for infringement of United States patents covering devices that use laser energy to cause coagulation, such as our Urolase(R)Fiber, or localized vaporization of tissue, such as our Hot Tips(TM).

         ITEM 2.          Changes in Securities                       None

         ITEM 3.          Defaults Upon Senior Securities             None

         ITEM 4.          Submission of Matters to Vote of Security Holders

                          a) Annual Stockholders Meeting of Trimedyne, Inc. was held on April 6, 1995.

                          b)      The directors elected at the meeting were:

                                  1)       Bruce N. Barron
                                  2)       Peter T. Hyde

                          c) The proposal presented to the stockholders and the voting results were:
                                                        For          Withheld
                                                     ---------       --------
                                  Bruce N. Barron    8,301,753        298,652
                                  Peter T. Hyde      8,302,384        298,021

                          d) Ratification of amendment to Trimedyne, Inc. 1992 Incentive and Non-Qualified Stock Option Plan

                                     For           Withheld         Abstain
                                  ---------        --------         -------
                                  7,535,488        712,472          104,172

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




                                TRIMEDYNE, INC.

Date: August 11, 1995                              s/ MARVIN P. LOEB
      ---------------                              --------------------------
                                                   Marvin P. Loeb
                                                   Chairman and
                                                   Chief Executive Officer




Date: August 11, 1995                              s/ JAMES L. KELLY
      ---------------                              ---------------------------
                                                   James L. Kelly
                                                   Vice President-Finance,
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer