Form 10-K
period 1995-09-30
TRIMEDYNE INC
filed 1995-12-29
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995       COMMISSION FILE NO. 0-10581


                       ----------------------------------


                                TRIMEDYNE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NEVADA                                         36-3094439
 (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
       OF INCORPORATION)                                 IDENTIFICATION NO.)

 2801 BARRANCA ROAD, P.O. BOX 57001                          92619-7001
       IRVINE, CALIFORNIA                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (714) 559-5300


                       ----------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)


                       ----------------------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO THE
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                               ----      ----

         THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF REGISTRANT ON DECEMBER 13, 1995, BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON SUCH DATE WAS $23,935,000.

         AS OF DECEMBER 13, 1995, THERE WERE OUTSTANDING 9,573,910 SHARES OF REGISTRANT'S COMMON STOCK.

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                            ----------

                               TABLE OF CONTENTS


ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         Cold Laser Use in Orthopedics and Other Surgical Applications. . . . . . . . . .     1
         Lateral Firing Laser Devices . . . . . . . . . . . . . . . . . . . . . . . . . .     2
         Agreement with Bard, FDA Status and Pending Lawsuits . . . . . . . . . . . . . .     3
         Thermal Laser Use in Blood Vessels and Surgery . . . . . . . . . . . . . . . . .     4
         Cold Laser Use in the Cardiovascular Field . . . . . . . . . . . . . . . . . . .     4
         License Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         Plastic Optical Fibers . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Research and Development . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Manufacturing, Supply Agreements . . . . . . . . . . . . . . . . . . . . . . . .     6
         Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         Patents and Patent Applications  . . . . . . . . . . . . . . . . . . . . . . . .     8
         Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
         Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
         Industry Segment Information . . . . . . . . . . . . . . . . . . . . . . . . . .    11
         Foreign Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11


ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11


ITEM 3.  LITIGATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . .    12


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS . . . . . .    13


ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
         OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION  . . . . . . . . . . . . . . . .    14


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . .    16


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . .    16


ITEM 10. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . . . . .    16


ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . .    16


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . .    16


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . . . . .    17


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . .   F-1


                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Nd:YAG "thermal" lasers, Holmium "cold" lasers and proprietary, disposable fiber-optic laser delivery devices for use in urology, orthopedics and other medical specialties.

         The Company's principal efforts from its inception in 1980 until 1991 were devoted to the manufacturing and marketing of lasers for vaporizing plaque (fatty deposits) in blood vessels. As a result of significant declines in sales of its cardiovascular laser products, in 1991 the Company expanded its laser and proprietary delivery system technologies into selected "less invasive" surgical applications in urology, orthopedics and other medical specialties, where the Company believes its laser products have significant advantages over conventional surgical devices.

         As a result of lower sales in urology, net revenue of the Company in fiscal 1995 decreased 3% to $13,041,000 from $13,393,000 for the prior year. The Company incurred a net loss of $5,290,000 or $0.56 per share during fiscal 1995, compared to a net loss of $2,265,000 or $0.25 per share in fiscal 1994. The increased loss in fiscal 1995 was principally a result of lower total revenues and lower margins on revenues from sales of orthopedic products, compared to those in urology. On September 30, 1995, the Company provided reserves to write down inventories, receivables, and incurred legal fees related to urology products aggregating to $1,200,000. (See "Agreement with Bard", "FDA Status and Pending Litigation" and "Litigation" herein.) The Company's working capital as of September 30, 1995 was $10,082,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

         The Company is a Nevada corporation incorporated on May 1, 1980, which adopted its present name on December 31, 1980. The Company's majority owned (90%) subsidiary, Poly-Optical Products, Inc. ("Poly-Optical"), manufactures plastic optical fibers for use in automotive, consumer, industrial and medical products. The Company also has several other wholly-owned subsidiaries, which are inactive, including TriCardio, Inc. ("TriCardio"). Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiaries. The Company's principal executive offices are located at 2801 Barranca Road, Irvine, California 92714, and its telephone number is (714) 559-5300.

COLD LASER USE IN ORTHOPEDICS AND OTHER SURGICAL APPLICATIONS

         Cold lasers, which generate short pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over "thermal" lasers in certain surgical applications, particularly when used in tissues which are irreparably damaged by heat or near heat sensitive blood vessels, nerves or structures. In March 1991, the Company received United States Food and Drug Administration ("FDA") clearance of its 510(k) Premarket Notification (see "Government Regulation") to market its OmniPulseTM Holmium "cold" Laser and a variety of disposable optical fiber delivery devices for use in orthopedic surgery in soft tissues. Orthopedic tissues, such as cartilage in the joints, do not regenerate (re-grow) if damaged by heat. The Holmium Laser, which produces short pulses of laser energy at a wavelength of 2100 nanometers, can cut or ablate such tissues with little or no damage. Also, tiny fiber optic devices permit laser energy to be delivered into spaces in joints too small to accommodate conventional surgical tools. An estimated 1,200,000 arthroscopic surgeries are performed annually in the United States.

         In December 1991, the Company received FDA clearance of its 510(k) Premarket Notification to market its OmniPulsTM Holmium Laser for use in herniated lumbar spinal disks to treat lower back pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize a portion of the nucleus of the disk, relieving the pressure of the disk on the nerves of the spinal column. In June, 1993, the Company received FDA clearance of its 510(k) Premarket Notification to market its proprietary Sidefire_ Laser Needle for use with its Holmium laser in herniated spinal disks. According to published studies, Holmium Laser use in discectomy was successful in relieving the pain in up to 90% of the cases treated. While more than 20 million people in the United States suffer from lower back pain, the number of these whose back pain is sufficiently serious to warrant a laser discectomy procedure cannot presently be ascertained.

         Sales of the Company's Holmium Lasers and delivery devices in orthopedics increased 65% in fiscal 1995, compared to the prior year. The Company believes that sales of its Holmium Lasers and delivery devices in orthopedics will continue to increase in fiscal 1996 and thereafter, although such cannot be assured.

         In September 1991, the Company received FDA clearance of its 510(k) Premarket Notification to market its OmniPulse(TM) Holmium Laser in general surgery, including laparoscopic cholecystectomy procedures. In March 1994, the Company received FDA clearance under a 510(k) Premarket Notification to market this laser for use in urology and endoscopic sinus surgery, an ear, nose and throat ("ENT") specialty. In July, 1995, the Company received FDA clearance to market this laser under a 510(k) Premarket Notification for use in gynecology and lithotripsy (to fragment stones in the urethra). The Company plans to file similar applications with the FDA for the use of its Holmium Laser in a variety of other surgical applications, including dermatology and plastic surgery, where its ability to cut and vaporize tissue without thermal damage to adjoining areas is expected to offer substantial advantages over other lasers and conventional surgical tools.

LATERAL FIRING LASER DEVICES

         In certain surgical applications, deep coagulation of tissues is desired. Laser light, which penetrates tissue to a predictable depth based upon the wavelength being used, offers the unique ability to create coagulation zones in tissue of almost any desired depth or shape. The coagulated tissues die, due to lack of blood flow, and are partially absorbed by the body. The remainder is sloughed off by the body in a mucous-like effusion, resulting in a shrinkage of the mass.

         The Company's Neodymium:YAG ("Nd:YAG") Lasers, which produce continuous wave "thermal" light energy at a wavelength of 1064 nanometers, produce a greater depth of coagulation in tissue (approximately 4,000 microns
or 4mm) than any other wavelength of laser light.   Heat conduction can
increase the coagulation zone in tissue up to approximately 1.4cm (0.55 inches). Deep coagulation is believed to be useful in a variety of surgical applications in urology, gynecology, gastroenterology, general surgery, oncology (cancer), and other medical specialties. However, it is frequently difficult to vaporize or coagulate all of the target tissue with conventional, straight-ahead firing optical fibers, which produce a long, narrow coagulation zone.

         In 1988, the Company acquired an exclusive, worldwide license to a fiber optic device for deflecting laser energy 90 degrees to the side ("Lateralase(TM) Fiber"), consisting of a specially designed, reflectively coated metal tip which is mounted on the end of an optical fiber. Used with an Nd:YAG thermal laser, the Lateralase(TM) Fiber produces a sphere of coagulation of up to 2.8 cm (1.1 inches) in diameter, depending on the level of energy employed and time of lasing. In March 1992, the license was determined to be non-exclusive. Two co-licensed U.S. Patents covering such devices have issued. (See "License Agreements" and "Litigation" herein for details on past litigation with respect to the License Agreement covering this device).

         In January, 1990, the Lateralase(TM) Fiber was cleared for sale by the U.S. Food and Drug Administration ("FDA") under a 510(k) Premarket Notification for use in gynecology, and in June, 1991, the Lateralase(TM) Fiber was cleared for sale by the FDA under a 510(k) Premarket Notification for ablation and hemostasis (coagulation) of urologic tissues. In addition to the above described patent license, the Company has an exclusive license to a U.S. Patent which was issued in August 1995 and covers the method of use of side-firing laser devices in urology, orthopedics, gynecology, gastroenterology, oncology and other medical specialties.

         On November 28, 1994, the Company received clearance from the FDA under a 510(k) Premarket Notification to market a new, improved version of the Lateralase(TM) Fiber, which has greater durability, and a new, more versatile version of the Lateralase(TM) Fiber which has the ability to both coagulate and ablate tissue.

         The Company has also developed proprietary side firing optical fibers which are small enough to be inserted into a needle (Sidefire(TM) Needle), which can be inserted directly into tissue or used through an endoscope. In January and April 1992, the Company received clearance from the FDA under 510(k) Premarket Notifications to market its Sidefire(TM) Needles with its Holmium and Nd:YAG Lasers in a variety of medical specialties.

         The Company is devoting significant efforts to developing improved side-firing laser devices and believes these devices may have a significant beneficial effect upon the Company's revenues in fiscal 1996 and thereafter, although such cannot be assured (See "Agreement with Bard").

AGREEMENT WITH BARD, FDA STATUS AND PENDING LAWSUITS

         In June 1991, the Company entered into a Development, Supply and License Agreement with C.R. Bard, Inc. ("Bard"), under which Bard was granted exclusive, worldwide rights to market the Company's side-firing laser devices, certain other laser delivery devices and improvements thereto in urology, gynecology and gastroenterology. Bard markets the Company's Lateralase(TM) side-firing Fiber under its Urolase(R) Fiber trademark. Bard is the world market leader in the sale of products in the urology field.

         Under the Agreement, the Company invoices Bard for Urolase(R) Fibers when shipped to Bard at an agreed-upon transfer price and, when these devices are sold by Bard to a customer, the Company receives a portion of the sales price (subject to certain volume adjustments and R&D allocations). Bard also agreed to pay certain future patent preparation, filing and maintenance costs and to share certain royalty and patent litigation costs with the Company.
Bard also agreed, at its expense, to conduct a prospective, randomized, controlled clinical study of the Urolase(R) Fiber at a number of medical centers in the United States in the treatment of benign prostatic hyperplasia ("BPH") or enlarged prostate, a condition affecting an estimated 50% of all men over age 55.

         Bard's study was begun in 1991. In April 1992, Bard commenced a limited marketing release of the Urolase(R) Fiber for urologic use in the United States and commenced marketing these devices in Europe, the Far East and a number of other countries in early 1993. Although cleared for sale by the FDA for ablation and hemostasis (coagulation) of urologic tissues, in January 1993, the FDA announced that side-firing laser devices were investigational and not cleared for use in the treatment of BPH. Bard thereupon ceased promoting the Urolase(R)Fiber in the United States. In June 1993, the FDA announced that a Pre-Market Approval ("PMA") Application (see "Government Regulation") and a controlled, prospective clinical trial, with a one-year follow-up period, would be required for approval to market a side-firing laser device for the treatment of BPH.

         In July 1993, the Company and Bard jointly filed a PMA Application to market the Urolase(R) Fiber for the treatment of BPH. The results of the Bard clinical trial, including one year follow-up data, were supplied to the FDA to support the PMA Application. In November 1993, the Company announced that the PMA Application was accepted by the FDA after a preliminary review and had been granted Expedited (priority) Review Status. The Company and Bard responded to questions from the FDA in January 1994 and filed the Manufacturing Section of the PMA Application with the FDA in October 1994. At the Company's request, in late 1994 Bard withdrew its name from the PMA Application. The Company engaged an experienced regulatory consultant and two respected urologists to assist it, and the Company responded to the FDA's remaining questions in August 1995.

         In October 1995, the FDA changed its position and advised the Company and other laser manufacturers that side-firing laser devices could be cleared for sale for the treatment of BPH under the less stringent 510(k) Premarket Notification process, with clinical study data. Therefore, in October 1995, the Company withdrew its previously filed PMA Application and filed its 510(k) Premarket Notification with the FDA, and amendments were subsequently made in response to additional FDA questions.

         There is no assurance the Company's 510(k) Premarket Notification Application will be cleared by the FDA. While the Urolase(R) Fiber can be sold for ablation and hemostasis (coagulation) of urologic tissues, in the absence of an FDA cleared 510(k) Premarket Notification for the treatment of BPH, physician acceptance of the product and third party reimbursement therefor will not be assured, which may limit the device's marketability. If the Company's 510(k) Notification is not cleared, the Company may be faced with the cost and time required to conduct a new, randomized, controlled clinical study.

         In June 1994, Bard advised the Company that it was contemplating the purchase of laser devices from another laser manufacturer. The Company objected and, in September 1994, Bard advised the Company that it was no longer contemplating the purchase of laser devices from the other manufacturer and intended to abide by the terms of the exclusive Development, Supply and License Agreement with the Company. As of September 30, 1995, Bard has a substantial inventory of Urolase(R) Fibers and has not advised the Company of any plan to restart its marketing of this product in the United States, thus, no substantial sales to Bard, if any, are expected for some time.

         On October 6, 1995, the Company filed a lawsuit against Bard claiming damages of at least $72 million for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement. The Company is taking actions to mitigate its damages, produce revenues and attempt to regain its market position in urology.

         On January 25, 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patent No. 4,646,737, and of U.S. Patent No. 5,380,317 which is owned jointly by the Company and by Dr. Everett. On November 8, 1995 the Court granted SLT's motion for summary judgment that U.S. Patent No. 4,646,737 is not infringed by SLT's contact lasing devices. The Company believes that the Court's interlocutory order granting the motion for summary judgment is incorrect and plans to appeal the Court's decision at the appropriate time. The Company is currently investigating whether SLT is infringing yet another U.S. patent owned by the Company.

THERMAL LASER USE IN BLOOD VESSELS AND SURGERY

         In 1987 and 1990, respectively, the Company received clearance from the FDA to market its Optilase(TM) Nd:YAG "thermal" lasers with a variety of optical fibers and devices for use in peripheral (below the waist) blood vessels and in a number of surgical specialties. In addition to their ability to melt or vaporize plaque and cut, coagulate and vaporize tissue, the heat created by such lasers simultaneously cauterizes adjoining tissues, stopping bleeding. In addition, Nd:YAG laser energy can be transmitted through tiny optical fibers inserted into blood vessels or body cavities through small incisions. The Company does not plan to devote significant efforts to marketing its Nd:YAG "thermal" lasers and optical fibers for use in blood vessels or surgery.

COLD LASER USE IN THE CARDIOVASCULAR FIELD

         Since the Company is focusing its efforts in the urology and orthopedic fields, the Company has established a subsidiary, TriCardio, Inc., to which it intends to exclusively license all of its patents, patent applications and assign all of its assets and business in the cardiovascular field. At the present time, this wholly-owned subsidiary is inactive. The Company plans to seek private financing for TriCardio in 1996 to develop several new cardiovascular products based on its technology. The most significant of these is a new procedure involving the use of a proprietary, pulsed "cold" laser inserted through a puncture between the ribs to create 15-30 new channels through the heart wall in a beating heart. The channels seal at the outer surface of the heart and enable blood from the heart's chamber to enter the heart muscle.

         This procedure, called trans-myocardial revascularization or "TMR", is designed to provide blood flow to the heart muscle of persons who have failed coronary bypass surgery and/or balloon angioplasty, or whose condition precludes such surgery. If successful, this procedure could be used as an alternative (or adjunct) to coronary bypass surgery. The Company also plans to develop devices, like conventional heart catheters, that might enable these channels to be made with optical fibers extended through such catheters from inside the heart's chamber, as an alternative (or adjunct) to coronary balloon angioplasty.

         The development of the aforementioned TMR devices is in a very early, conceptual stage, and there is no assurance the Company's efforts in this area will be successful. The Company plans to obtain financing for TriCardio in 1996 are at an early stage and may not prove successful, in which case these cardiovascular products will not be developed.

LICENSE AGREEMENTS

         On April 1, 1988, the Company entered into an exclusive, worldwide license agreement, for a royalty on sales in gynecology, with a co-inventor ("the Co-Inventor") of U.S. Patent Application No. 460,843 covering a lateral-lasing device. As a result of litigation, in March 1992 the license agreement was determined to be non-exclusive. In June 1994, the Company settled other litigation with the Co-Inventor. (See "Litigation" herein for a description of the litigation with the Co-Inventor.)

         In January 1991, the Company entered into a non-exclusive license agreement with International Business Machines Corporation ("IBM") to a U.S. Patent owned by IBM covering Excimer Lasers, under which a royalty on sales of such lasers is payable to IBM.

         In March 1991, the Company entered into an agreement with Douglas E. Johnson, M.D., under which Dr. Johnson agreed to assign to the Company, for a royalty on sales, all U.S. and foreign patent rights to a patent application covering a method of use of side-firing laser devices in a variety of medical specialties. The U.S. Patent covering this method issued in August 1995. The Company believes this U.S. Patent will enable the Company to obtain a significant advantage in the market for products for the treatment of BPH, although such cannot be assured.

         In fiscal 1993, the Company acquired rights to three issued U.S. Patents and one patent application on file in the United States and a number of foreign countries, as described below.

         In July, 1993, the Company acquired sole ownership of a U.S. Patent covering an expandable laser angioplasty catheter from Robert S. Ginsburg, M.D., Director of the Unit for Cardiovascular Intervention of the University of Colorado. In November, 1995, the Company was issued a U.S. Patent covering an improved, expandable laser angioplasty catheter. Since coronary arteries are almost always larger in diameter than conventional catheters, it is necessary to follow the laser procedure with balloon angioplasty to widen the channel, which can result in reclosure of the vessel. These U.S. Patents may enable the Company to develop laser catheters able to create a channel significantly larger than their diameter and restore normal blood flow, without the need to follow the laser procedure with balloon angioplasty. A second U.S. Patent acquired from Dr. Ginsburg covers the use of laser energy through a balloon.

         The Company acquired, for a royalty on sales, from C. Stefanadis, M.D. and P. Tovtousas, M.D. of the University of Athens in Greece, an exclusive, worldwide license to a U.S. Patent (pending in several foreign countries) covering a temporary, removable stent-like coronary infusion catheter for relieving abrupt reclosure (generally due to spasm of the vessel) or dissection (separation of the plaque from the vessel wall), a condition which occurs in approximately 5% and 9%, respectively, of the estimated 400,000 coronary balloon angioplasty procedures performed each year in the United States.

         The Company acquired, for a royalty on sales, an exclusive license to a U.S. Patent issued to Glen K. Geremia M.D. and Michael Haklin of the Rush-Presbyterian-St. Luke's Medical Center in Chicago. The patent covers a device and method for depositing a tiny coil of platinum wire, called the Geremia Coil, in an aneurysm in a blood vessel in the brain. An aneurysm occurs when a portion of the wall of a blood vessel becomes weakened and balloons out, like a bubble on an automobile tire. Depositing several Coils in the aneurysm causes a clot to form, filling the aneurysm and taking the pressure off the weakened vessel wall. An estimated 90,000 brain aneurysms are diagnosed annually in the United States. In 1995 the Company filed a U.S. Patent application on an improved method for delivering and relasing Coils in brain aneurysms.

         The Company also has license agreements with a number of universities and inventors. U.S. Patents covering certain of the Company's products have also been issued to officers and employees of the Company and have been assigned to the Company without royalty. In addition, patent applications by officers and employees of the Company are on file with the U.S. Patent Office (and in a number of foreign countries) and have been assigned to the Company without royalty. These patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

PLASTIC OPTICAL FIBERS

         In May 1983, the Company acquired Poly-Optical Products, Inc. ("Poly-Optical"), a manufacturer of fiber-optic lighting and viewing devices. Poly-Optical owns four U.S. Patents and has six additional U.S. Patent applications pending, certain of which cover products the Company believes have potential for backlighting membrane switches and liquid crystal displays. In December 1986, the Company sold 10% of the outstanding stock of Poly-Optical to Mitsubishi-Rayon Limited, Inc. ("Mitsubishi") for $416,000.

         Poly-Optical's product line consists of both high and low loss polymeric (plastic) optical fibers. These products sell for a wide range of prices, depending upon the size, shape and manufacturing complexity involved. Current customers include the automotive and truck manufacturing industry, scientific instrument manufacturers, the aircraft industry and medical device firms. For the fiscal year ended September 30, 1995, Poly-Optical had sales of $3,403,000, and income from operations of $325,000, compared to sales of $2,990,000 and income from operations of $235,000 in the prior year.

         The Company is engaged in discussions with several companies regarding the potential sale of its 90% interest in Poly-Optical. The Company has discussed the potential sales of Poly-Optical with one specific buyer. In the event that a sales agreement is not reached with any of the potential buyers on acceptable terms, the Company plans to continue operating Poly-Optical as a subsidiary.

RESEARCH AND DEVELOPMENT

         From its inception to September 30, 1995, an aggregate of $25,342,000 has been expended by the Company and its subsidiary for research and development ("R&D"), including clinical and regulatory activities, of which $2,599,000 was expended during the fiscal year ended September 30, 1995. As it has in the past, the Company intends to continue to contract with unaffiliated research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

         Trimedyne and Poly-Optical believe that each have adequate engineering, design and manufacturing facilities (see "Properties" herein).

         The Company has supply agreements with several vendors for lasers, components and materials used in the production of its products. The materials used in the Company's products, consisting primarily of certain plastics, optical fibers, lenses, various metal alloys, lasers and laser assemblies and components used in the manufacture of its lasers are, in most cases, available from several vendors. The Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead times when procuring certain materials and supplies. Where there is only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

MARKETING

         The principal markets for the Company's products are hospitals with orthopedic, urology, and other surgical operating room facilities, and outpatient surgery facilities. In the United States, this market represents approximately 5,500 hospitals, as well as a number of outpatient surgery centers. There is no assurance as to the extent to which the Company will be able to penetrate this market. The Company anticipates marketing only those products which are customarily sold to the same customer groups that currently use its lasers and related devices.

         At September 30, 1995, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 23 independent sales representatives and organizations employing an estimated 45 sales persons specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 51 independent distributors who sell various medical products in approximately 51 foreign countries. The Company presently employs a Vice President, Sales and Marketing, two Regional Sales Directors, a Vice President
- International Sales, an International Sales Manager, an Asia Marketing Manager, a Marketing Director and a Clinical Education Director.

         The Company hopes in the future to increase the number of domestic sales representatives and to appoint additional distributors in foreign countries for the purpose of expanding sales of the Company's products. There is no assurance that the Company will be able to enter into marketing arrangements with any or all of the persons or organizations with which it is presently negotiating or that the Company will be able to maintain its existing selling arrangements.

GOVERNMENT REGULATION

         All of the Company's products are and will in the future likely be subject to extensive governmental regulation and supervision, principally by the FDA and comparable agencies in other countries. The FDA regulates the introduction, advertising, manufacturing practices, labeling and record keeping of all drugs and medical devices. The FDA has the power to seize adulterated or misbranded devices, require removal of devices from the market, enjoin further manufacture or sale of devices and publicize relevant facts regarding devices.

         Prior to the sale of any of its products, the Company is required to obtain marketing approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products.

         Specific areas of regulation by the FDA and other related matters are described in detail below:

Investigational Device Exemption:

         Before a new medical device may be used for investigational research in the United States, an Investigational Device Exemption ("IDE") application must be approved by the FDA, unless an applicable exemption, such as a 510(k) Premarket Notification (see "510(k) Premarket Notification") is available.
In order to obtain an IDE, the sponsor of the investigational research must first obtain approval for the research from an Institutional Review Board or Committee ("IRB") established for this purpose at the institution (e.g. hospital, medical center, etc.) at which the research is to be conducted.

510(k) Notification:

         The procedure for obtaining clearance from the FDA to market a new medical device involves many steps, such as IDE's and PMA's (see "Pre-market Approval" ). However, if a device is substantially equivalent to a product marketed prior to May 28, 1976, or a comparable product subsequently cleared by the FDA under a 510(k) Premarket Notification, a 510(k) pre-market Notification may be filed to establish the device's equivalence. The FDA's review process can take three months or longer. However, if additional testing or data are requested by the FDA, it is common for the overall review process to be extended.

Pre-Market Approval:

         Under the Medical Device Amendments of 1976, all medical devices are classified by the FDA into one of three classes. A "Class I" device is one that is subject only to general controls, such as labeling requirements and good manufacturing practices ("GMP"). A "Class II" device is one that is subject to general controls and must comply with performance standards established by the FDA. A "Class III" device is one for which general controls and performance standards alone are insufficient to assure safety and effectiveness, unless the device qualifies for sale under a 510(k) Premarket Notification. Such devices require clinical testing to establish their safety and efficacy in treating specific diseases or conditions, and a Premarket Approval ("PMA") Application for the intended use must be approved by the FDA before the device can be marketed in the United States. A device is generally classified as a Class I, II, or III device based on recommendations of advisory panels appointed by the FDA.

         The filing of a PMA Application entails a rigorous review by the FDA, which can take one year or longer, unless additional testing or data are requested by the FDA, in which case the review process can be considerably longer. The Company anticipates the majority of its cardiovascular products will be classified as Class III devices and that a PMA approval from the FDA will be required before the sale of each of such products commences. The Company believes the majority of its urology, orthopedic and other surgical products can be cleared for sale pursuant to 510(k) Premarket Notifications, which in some cases may require limited clinical trials, although such cannot be assured.

         There is no assurance that required PMA approvals or 510(k) clearances for new products can be obtained or that PMA approvals or 510(k) clearances for the Company's present products can be maintained. The failure to maintain PMA approvals and 510(k) clearances for existing products or to obtain needed PMA approvals or 510(k) clearances for new products would have a material adverse effect upon the Company's future operations.

Inspection of Plants:

         The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. The Company believes it is in compliance with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

State Regulation:

         Federal law preempts states or their political subdivisions from regulating medical devices. Upon application, the FDA may permit state or local regulation of medical devices which is either more stringent than federal regulations or is required because of compelling local conditions. To date, and to the best of the Company's knowledge, only California has filed such an application. On October 5, 1980, the FDA granted partial approval to such application, effective December

9, 1980. The California requirements which have been exempted from preemption have not had a materially adverse effect on the Company.

Insurance Reimbursement:

         To permit the users of the Company's products to obtain reimbursement under Federal health care programs such as Medicare, the Company may be required to demonstrate, in an application to the Health Care Financing Administration ("HCFA"), at either the state or federal level or both, the safety and efficacy of its products and the benefit to patients therefrom which justify the cost of such treatment. Criteria for demonstrating such benefits is in the process of definition by HCFA, and there does not yet exist a clear method or requirement to receive approval for reimbursement. There is no assurance that such an application, if made, will be approved by HCFA. Most private health insurance companies and state health care programs have standards for reimbursement similar to those of HCFA. If an application for reimbursement of a product is not approved by HCFA, private insurers and/or health care programs, marketing of such product would be adversely affected.

Cost of Compliance with FDA and Other Applicable Regulations:

         The costs of complying with FDA and other governmental regulations prior to the sale of approved products are reflected mainly in the Company's R&D expenditures. The cost of first obtaining an IDE for a product and, after having developed a product which in the Company's view is safe and effective, obtaining a PMA approval therefor, as well as making the necessary application to HCFA in order to establish insurance reimbursability for treatments utilizing such product, adds significantly to the cost of developing and bringing a product to market over what such cost would have been if such regulatory requirements did not exist.

         Such regulatory requirements also lengthen the time which is required to develop and market a product. These delays increase the Company's R & D costs by (a) lengthening the time during which the Company must maintain and bear the carrying costs of a given research and development effort and (b) delaying the time when the Company can commence realizing revenues from sales of a product, during which time, however, the Company must nevertheless continue to bear administrative and overhead costs. It is, however, not possible for the Company to quantify or estimate in advance the direct and indirect costs of complying with such regulatory requirements, particularly since the expense and difficulty of such compliance can vary greatly, depending upon the nature of the product, its intended use, the technological success of the R&D effort and the results of clinical testing of its products.

         To the extent applicable regulations require more rigorous testing than might otherwise be deemed necessary by the Company, the costs entailed in conducting testing of its products by such institutions (and fees or royalties, if any, payable to them) may be deemed in part a cost to the Company of compliance with such regulatory requirements.

EMPLOYEES

         On September 30, 1995, the Company and Poly-Optical had 98 and 41 full-time employees, respectively, a total of 139, of whom 80 were engaged in production, 28 in R&D, 15 in sales and marketing, and 16 in general and administrative functions.

         The Company may require additional employees in the areas of administration, product development, research, production, regulatory affairs, sales and marketing in the future. There is intense competition for capable, experienced personnel in the medical device and laser fields, and there is no assurance the Company will be able to obtain new qualified employees when required.

         The Company believes its relations with its employees are good.

PATENTS AND PATENT APPLICATIONS

         As of September 30, 1995, the Company had been assigned or had obtained exclusive or non-exclusive , worldwide licenses to 18 issued U.S. Patents and had 6 patent applications on file with the U.S. Patent Office. Several of such patents have issued as foreign patents and several corresponding patent applications have been filed in up to 7 foreign countries.

         There is no assurance that (a) any patents will be issued from the pending applications, (b) any issued patents will prove enforceable or (c) the Company will derive any competitive advantage therefrom. To the extent that new patents do not issue, the Company may be subject to more competition. There can also be no assurance that the already patented products, methods and processes will be medically useful or commercially viable.

         The issuance of patents on some but not all aspects of a product may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. In addition, there is no assurance the Company's products will not infringe patents owned by others, licenses to which may not be available to the Company.

         The Company is obligated, under certain of its patent licenses, to make royalty payments including, in some instances, minimum payments, even if no sales are achieved. Part of the Company's R&D activities will be directed towards obtaining additional patent rights, which may also entail royalty and minimum payment obligations.

         Following are the pending U.S. Patent applications and issued U.S. Patents which the Company believes are important to its business:

                            U.S. PATENT APPLICATIONS

                                                               United States                   Date
Title                                Inventor(s)              Application No.              Filed (U.S.)
-----                                -----------              ---------------              ------------
Therapeutic Appliance                Saadatmanesh                494,382                      6/26/95
Releasing Device

Surgical Laser Instrument            Saadatmanesh                473,752                      6/7/95

Enclosure for a Lasing Device        Saadatmanesh                485,362                      6/7/95

Lateral Reflecting                   Saadatmanesh                239,338                      5/6/94
Laser Device                         Loeb
                                     Crawford

                                 U.S. PATENTS


                                                               United States                    Date
Title                                Inventor(s)                 Patent No.                   Granted
-----                                -----------               -------------                  -------
Expandable                           Loeb                        5,466,234                    11/14/95
Laser Catheter                       Shaolian
                                     Saadatmanesh
                                     Giba
                                     Van Pham

Tissue Ablation                      Johnson                     5,437,660                    8/1/95
and a Lateral-Lasing                 Hussein
Fiber Optic Device Therefor          Loeb

Coupling Device                      Saadatmanesh                5,396,571                    3/7/95
and Method                           Loeb

Multihead Laser                      Saadatmanesh                5,387,211                    2/7/95
Assembly                             Loeb

Medical Device                       Everett                     5,380,317                    1/10/95
applying localized                   Acosta
light and heat                       Hussein

                                                               United States                    Date
Title                                Inventor(s)                 Patent No.                   Granted
-----                                -----------               -------------                  -------
Steerable Stent Catheter             Stafanadis                  5,342,300                    8/30/94
                                     Tovtouzas

Connector for                        Milburn                     5,179,610                    1/12/93
Coupling of Laser                    Saadatmanesh
Energy                               Dessoffy
                                     Crawford
                                     Hussein

Method and Apparatus                 Geremia                     5,108,407                    4/28/92
for Placement of an
Embolic Coil

Dispensing                           Milburn                     4,974,789                    12/4/90
Package for a
Fiber Optic Device

Laser Catheter                       Ginsburg                    4,790,310                    12/13/88
Having Wide Angle
Sweep

Fiber
Optic                                Hussein                     4,773,413                    9/27/88
Laser Device

Vascular Catheter                    Ginsburg                    4,754,752                    7/5/88

Localized                            Hussein                     4,662,368                    5/5/87
Heat Applying                        Loeb
Fiberoptic Medical                   Sulek
Device

Localized                            Hussein                     4,646,737                    3/3/87
Heat Applying                        Loeb
Fiberoptic Medical
Device(1)

-------------------------
(1)  Filed in up to seven foreign countries as well as the United States.

COMPETITION

         The Company faces competition from a number of both young and established companies in the medical field. The larger of such established companies include Coherent, Inc., Bristol Myers, Inc., Smith & Nephew, Inc., Boston Scientific, Inc. and others, all of which have greater financial resources, engineering and manufacturing facilities, technical skills, management staffs and/or marketing organizations than the Company's.

         Among the younger companies with which the Company may compete are Eclipse, Inc., Laserscope, Inc., Surgical Laser Technologies, Inc., Hereaus Lasersonics, Inc., Sharplan Lasers, Inc., Myriadlase, Inc., Endocare, Inc. and others, certain of which are publicly held.

INSURANCE

         The Company has a commercial general liability insurance policy, including an umbrella policy providing coverage in the aggregate amount of $6,000,000 and a products liability insurance policy providing coverage in the aggregate amount of $5,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability.

         The Company does not carry director and officer liability insurance, but does have indemnification agreements with its officers and directors.

INDUSTRY SEGMENT INFORMATION

         Information about the industry segments in which the Company is engaged is provided in Note 1 and Note 13 of the Notes to Consolidated Financial Statements herein.

FOREIGN OPERATIONS

         In fiscal 1995, sales of products in foreign countries accounted for approximately 16% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.  PROPERTIES

         The Company occupies approximately 40,000 square feet of office, manufacturing and warehouse space in its headquarters building in Irvine, California, which it sub-leases at a monthly rent of approximately $16,600 per month. The sub-lease expires in June 1996. The Company also has an option to renew the sublease for two periods of 30 months each. This facility serves as the Company's headquarters, where research, regulatory, sales, marketing and administrative activities, as well as manufacturing and warehousing, are conducted.

         Poly-Optical Products Inc. leases a 19,700 square foot one-story office and manufacturing building in Irvine, California, under a thirty month lease expiring in March 1996 at a monthly rent of approximately $7,500, with two 30 month renewal options. As described under "Plastic Optical Fibers" herein, the Company is considering the sale of its 90% remaining interest in Poly-Optical. It is contemplated that any sale of Poly-Optical would include a provision requiring the buyer to assume responsibility for Poly-Optical's facility lease.

         Management considers all of its facilities to be well maintained and adequate for its present operations.

ITEM 3.  LITIGATION

         In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with Dr. Everett. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) fiber. In addition, the Company is required to pay a royalty on sales of Urolase(R) fibers over the term of the agreement. At September 30, 1995, the Company had a balance of $439,000 in prepaid royalties of which $83,600 was included in other current assets.

         In February 1994, a lawsuit was filed by Coherent, Inc., claiming the Company was infringing three of its patents in the orthopedic field. The Company filed a response and counter claim. This matter was settled by the parties in December 1994. In connection with this settlement the Company received a license in orthopedics at a reasonable royalty rate.

         On October 6, 1995, the Company filed a lawsuit against Bard claiming damages of at least $72 million for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement. The Company is taking actions to mitigate its damages, produce revenues and attempt to regain its market position in urology.

         On January 25, 1995 the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patent No. 4,646,737, and of U.S. Patent No. 5,380,317 which is owned jointly by the Company and by Dr. Everett. On November 8, 1995 the Court granted SLT's motion for summary judgment that U.S. Patent No. 4,646,737 is not infringed by SLT's contact lasing devices. The Company believes that the Court's interlocutory order granting the motion for summary judgment is incorrect and plans to appeal the Court's decision at the appropriate time. The Company is currently investigating whether SLT is infringing yet another U.S. patent owned by the Company.

         It is the Company's opinion that the settlements referred to above will not have a material adverse effect on the Company's results of operations or financial position.

         Trimedyne was involved in several other minor actions which were handled by the company's insurance carrier and either settled or dismissed during the fiscal year ended September 1995. At the end of the fiscal year, the Company was not involved in any other lawsuits which are believed to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         A.  Market Information

         The Company's Common Stock has been traded in the over-the-counter market since April 13, 1982, and has been quoted on the NASDAQ system since the commencement of trading under the symbol "TMED". On August 12, 1986, the Common Stock was approved for trading in the NASDAQ National Market System.
The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years on the National Market System.


1994                                      HIGH                 LOW
----                                     ------               -----
Quarter ended:
December 31, 1993                        11 1/8               6 1/2
March 31, 1994                           17 3/8               9 5/8
June 30, 1994                            12 1/8               5
September 30, 1994                        7                   3


1995                                      HIGH                 LOW
----                                     ------               -----
Quarter ended:
December 31, 1994                         4 5/8               2 3/4
March 31, 1995                            3 5/8               2 1/4
June 30, 1995                             3 3/8               1 11/16
September 30, 1995                        5 1/8               2

         B.  Holders of Common Stock

         As of December 13, 1995, there were 1,692 holders of record of the Company's Common Stock and an additional estimated 7,000 holders who maintain the ownership of their shares in "Street Name".

         C.  Dividends

         The Company has never paid cash dividends on its Common Stock. The Board of Directors currently intends to follow a policy of retaining earnings to finance the growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
(In thousands, except per share data)

                                                              Fiscal Year Ended September 30,
                                          -----------------------------------------------------------------
                                           1995             1994            1993         1992        1991
                                          -------         -------         --------     -------      -------
Net revenues                              $13,041         $13,393         $15,724      $11,366      $ 8,483
Loss from operations                       (5,206)         (2,774)         (1,109)      (3,035)      (7,046)
Net loss                                   (5,290)         (2,265)           (561)      (1,961)      (6,345)
Net loss per share                           (.56)           (.25)           (.06)        (.24)        (.93)

BALANCE SHEET DATA:
(In thousands)
At September 30,

                                           1995           1994             1993         1992          1991
                                          -------        -------          -------     -------       -------
Total assets                              $15,040        $20,498          $21,554     $22,405       $11,580
Total liabilities                           2,941          3,304            2,949       3,665         3,892
Working capital                            10,082         14,829           16,673      16,779         5,488
Stockholders' equity                       11,957         17,081           18,517      18,649         7,618

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

Consolidated Results of Operations
----------------------------------

Fiscal years 1995, 1994 and 1993

         The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the year ended September 30, 1995 and the prior two fiscal years.


                                                               Year Ended September 30,
                                                ---------------------------------------------------
                                                1995                    1994                   1993
                                                ----                    ----                   ----
Net revenues                                   100.0%                   100.0%                100.0%
Cost of goods sold                              65.8                     54.1                  53.7
Research and development                        19.9                     19.2                  13.7
Selling, general
 and administrative                             54.2                     47.4                  39.5
Interest income                                 (2.4)                    (2.7)                 (2.5)
Other (income) expense, net                      3.0                     (1.1)                 (0.8)
Net loss                                        40.6                     16.9                   3.6

Net Revenues
------------

1995 Compared to 1994

         Net revenues decreased 3% in fiscal 1995 to $13,041,000 from $13,393,000 in fiscal 1994. Sales in fiscal 1995 decreased from fiscal 1994 principally due to significantly lower sales of urology products to Bard, which declined $3,724,000 or approximately 78%. This decline was partially offset by a $3,059,000 or 65% increase in orthopedic sales and a 13% increase in Poly-Optical revenues. Total international revenues for fiscal 1995 were $2,055,000 compared to $2,035,000 in fiscal 1995, representing 15% of revenues in each fiscal year. Laser and fiber optic device sales in urology and orthopedics accounted for approximately 68% of revenues in fiscal 1995 compared to approximately 70% in fiscal 1994.

1994 Compared to 1993

         Revenues in fiscal 1994 decreased from fiscal 1993 principally due to approximately 30% lower sales to Bard, the exclusive distributor of the Company's Urolase(R)Fiber for urologic use, and a 65% reduction in sales of orthopedic lasers in foreign markets. This decline was offset in part by a 25% increase in orthopedic sales in the United States and a 13% increase in revenues of Poly-Optical. Total international sales decreased by 24% to $2,035,000 in fiscal 1994 representing 15% of total sales compared to 17% in the previous year. Laser and fiber optic device sales in urology and orthopedics accounted for approximately 70% of revenues in fiscal 1994 compared to approximately 75% in fiscal 1993.

Cost of Goods Sold
------------------

         Cost of goods sold in fiscal 1995 was approximately 66% of net revenue compared to 54% in both fiscal 1994 and 1993.

1995 Compared to 1994

         The increase in cost of goods sold as percentage of sales was the result of the significant shift in the Company's product mix from urology to orthopedic products, which carry lower profit margins, a write-down of urology inventories, and greater warranty costs associated with the higher powered Holmium laser for use in orthopedics, which was first introduced in fiscal 1994.

1994 Compared to 1993

         While the cost of goods sold remained constant from fiscal 1994 to fiscal 1993, the Company's gross margins were positively affected by product cost reductions, as the Company continued to increase the proportion of products it directly produces, and by the increase in domestic sales in relation to total sales. Domestic sales are made on a direct basis at a higher margin than international sales, which are sold through distributors. These affects were offset by the decline in sales of Urolase(R) fibers, which are manufactured on automated milling machines and carry a higher than average margin relative to other Trimedyne products.

Research and Development Expenses (R&D)
---------------------------------------

         R&D expenses were $2,599,000 in fiscal 1995, compared to $2,578,000 in fiscal 1994, and $2,162,000 in fiscal 1993. R&D spending in fiscal 1996 is expected to be approximately equal to the fiscal 1995 level, as the Company intends to continue to fund development of several new products. Expenditures of $184,500 in fiscal 1994 and $413,000 in fiscal 1993 related to urological applications were offset by payments expected to be made from the development fund established under the agreement with Bard. The Company did not receive the reimbursement for these expenditures which in part is the basis of the litigation with Bard (see "Litigation" herein). R&D as a percentage of net revenues increased to 20% of net revenues in fiscal 1995 vs. 19% and 14% in fiscal years 1994 and 1993, respectively, due to a disproportionate (and relatively fixed) amount of R&D spending relative to sales in these years. The slight increase in R&D expenses in 1995 occurred as the result of the Company continuing to expand its development efforts of Holmium and Neodymium:YAG lasers and other products for use in urology and orthopedic applications.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative ("SG&A") expenses increased 6% to $7,067,000 in fiscal 1995, compared to $6,345,000 in fiscal 1994, which was a 2% increase from the fiscal 1993 total of $6,213,000.

         SG&A expenses increased as a percentage of net revenues in fiscal 1995 over fiscal 1994 and 1993 (54%, 47% and 40%), due to a lower level of revenues, higher sales expenses and increased marketing costs on increased sales of orthopedic products, which are sold through manufacturer's reps. SG&A expenses also increased due to a higher level of legal expenses incurred in connection with patent costs and litigation.

Interest Income, Taxes and Net Loss
-----------------------------------

         Interest income in fiscal 1995 was $309,000, compared to $359,000 in fiscal 1994 and $392,000 in fiscal 1993. The levels of cash and equivalents available for investment in interest bearing securities were $4,415,000, $8,758,000, and $10,809,000, as of September 30, 1995, 1994 and 1993,
respectively. In 1995, the Company was able to generate higher yields on its investments which offset in part the lower overall level of cash available for investment during the current fiscal year.

         The fiscal 1995 loss before income taxes was $5,290,000 compared to a loss of $2,265,000 in fiscal 1994 and $561,000 in fiscal 1993. The increase in loss in fiscal 1995 from fiscal 1994 was primarily due to higher product costs, a change in product mix to devices with lower profit margins, and legal expenses incurred in connection with patent litigation.

         Due to the net losses incurred, the Company did not pay income taxes for fiscal 1995, 1994 and 1993.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 1995, the Company had working capital of $10,082,000 compared to $14,829,000 at the end of fiscal 1994 and $16,673,000 at the end of fiscal 1993.

         Cash and equivalents and marketable securities decreased by $4,246,000 in fiscal 1995. Cash was used primarily to fund operations and purchase manufacturing equipment, as well as other changes as noted in the Company's Consolidated Statements of Cash Flows.

         The Company believes its current cash and cash equivalents and other resources will be sufficient to meet its anticipated operating and capital requirements for at least the next two years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules required by
Item 8 of this report are set forth in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1.      Financial Statements.

         See "Index to Consolidated Financial Statements" included in this report at Page F-1.

         2.      Financial Statement Schedules.  See "Index to
                 Consolidated Financial Statements" included in this report at Page F-1.

         3.      Exhibits pursuant to No. 10 of Item 601 of S-K.

         FILED PREVIOUSLY

         10(a)   Agreement with James Capel Incorporated dated August 1,  1991.

         10(b) Development, Supply and License Agreement with C.R. Bard, Inc., dated June 28, 1991.

         10(c) Industrial Lease (for Barranca Parkway headquarters) with Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991.

         10(d) Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

         10(e) Poly-Optical lease with Elpal Electronics Inc. dated August 13, 1993.

         10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

         10(g) Patent assignment agreement with Robert Ginsburg, M.D. dated July 1, 1993

         10(h) License agreement with Christodoulos Stafanadis, M.D. and Pavlos Toutouzas, M.D. dated April 1, 1993

         10(i)* Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

         10(j)*  Settlement Agreement and Mutual Release among Royice
                 B. Everett, M.D., Trimedyne, Inc., and C.R. Bard dated June 9, 1994.

         10(k)*  Settlement Agreement and Mutual Release among
                 Myriadlase, Inc., Trimedyne, Inc., and C.R. Bard dated June 9, 1994.

         10(l)*  Amended and Restated Licensing Agreement with Royice
                 B. Everett M.D. dated June 9, 1994.

         FILED HEREWITH

         10(m)*  License Agreement with Coherent dated December 9, 1994.

         23      Consent of Independent Public Accountants

         27      Financial Data Schedule

-----------------
 * The Company requested confidential treatment for portions of those exhibits marked with an asterisk (*).

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Trimedyne, Inc.


Date:  December 22, 1995                    /s/ MARVIN P. LOEB
                                            -------------------------------
                                                Marvin P. Loeb,
                                                Chairman and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                              Title                              Date
---------                                              -----                              ----
/s/ MARVIN P. LOEB                                 Chairman of the                   December 22, 1995
-----------------------------                      Board of Directors
    Marvin P. Loeb                                 Chief Executive Officer



/s/ PETER T. HYDE                                  President and Chief               December 22, 1995
-----------------------------                      Operating Officer
    Peter T. Hyde



/s/ DONALD BAKER                                   Director                          December 22, 1995
-----------------------------
    Donald Baker


/s/ BRUCE N. BARRON                                Director                          December 22, 1995
-----------------------------
    Bruce N. Barron


/s/ RICHARD F. HOROWITZ                            Director                          December 22, 1995
-----------------------------
    Richard F. Horowitz


/s/ JAMES L. KELLY                                 Vice President-Finance            December 22, 1995
-----------------------------                      and Chief Financial
    James L. Kelly                                 and Accounting Officer


                                TRIMEDYNE, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 8:

                                                                     Page
                                                                     ----
Consolidated Financial Statements:

         Report of Independent Accountants                            F-2

         Consolidated Balance Sheets at
         September 30, 1995 and 1994                                  F-3

         Consolidated Statements of Operations
         for the three years ended September 30, 1995                 F-4

         Consolidated Statements of Changes in
         Stockholders' Equity for the three years
         ended September 30, 1995                                     F-5

         Consolidated Statements of Cash Flows
         for the three years ended
         September 30, 1995                                           F-6

         Notes to Consolidated Financial Statements                   F-7

The following consolidated financial statement schedules of Trimedyne, Inc. and its subsidiary are included in Item 14(d):

                                                                     Page
                                                                     ----
         I.       Marketable Securities                              F-15
                  Other Security Investments

         VIII.    Valuation and qualifying accounts                  F-16

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Trimedyne, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a)(1) and (2) on page F-1 present fairly, in all material aspects, the financial position of Trimedyne, Inc. and its subsidiary at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Costa Mesa, California
December 14, 1995

                                TRIMEDYNE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   SEPTEMBER 30,
                                                                         ---------------------------------
                                                                             1995                 1994
                                                                         ------------         ------------
Current assets:
    Cash and cash equivalents                                            $  1,367,000         $  3,183,000
    Marketable securities (Note 2)                                          3,048,000            5,478,000
    Trade accounts receivable, net of allowance for doubtful
           accounts of $315,000 and $335,000                                2,098,000            2,608,000
    Inventories (Note 3)                                                    5,798,000            5,730,000
    Other                                                                     712,000            1,134,000
                                                                         ------------         ------------
           Total current assets                                            13,023,000           18,133,000

    Net properties (Note 3)                                                 1,368,000            1,628,000
    Prepaid royalties (Note 10)                                               355,000              439,000
    Intangible assets, net of accumulated amortization of
           $315,000 and $246,000                                              294,000              298,000
                                                                         ------------         ------------
                                                                         $ 15,040,000         $ 20,498,000
                                                                         ============         ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  1,021,000         $  1,297,000
    Accrued expenses (Note 3)                                               1,833,000            1,825,000
    Deferred income (Note 2)                                                   87,000              182,000
                                                                         ------------         ------------
           Total current liabilities                                        2,941,000            3,304,000
                                                                         ------------         ------------
Commitments and contingencies (Notes 9 and 10)

Minority interest (Note 2)                                                    142,000              113,000
                                                                         ------------         ------------
Stockholders' equity (Note 6):
    Common stock - .01 par value; 15,000,000 shares authorized,
           9,573,910 and 9,548,310 shares issued                               96,000               96,000
    Capital in excess of par value                                         35,007,000           34,932,000
    Accumulated deficit                                                   (21,446,000)         (16,156,000)
    Notes receivable under stock option plans (Notes 1 and 8)                (982,000)            (982,000)
    Unrealized loss on securities available for sale                           (5,000)             (96,000)
                                                                         ------------         ------------
                                                                           12,670,000           17,794,000

    Less shares of common stock in treasury,
           at cost, 101,609 and 101,609 shares                               (713,000)            (713,000)
                                                                         ------------         ------------
           Total stockholders' equity                                       11,957,000           17,081,000
                                                                         -------------        -------------
                                                                         $  15,040,000        $  20,498,000
                                                                         =============        =============

                 See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                 1995           1994           1993
                                                             -----------    -----------    -----------
Revenues from product sales                                  $12,647,000    $12,944,000    $15,273,000
Revenues from service contracts                                  394,000        449,000        451,000
                                                             -----------    -----------    -----------
  Net revenues                                                13,041,000     13,393,000     15,724,000

Costs of goods sold:

  Cost of products sold                                        7,718,000      6,689,000      8,659,000
  Addition (reductions) to reserve for excess
    and obsolete inventory                                       446,000        319,000       (561,000)
  Costs of service contracts                                     417,000        236,000        360,000
                                                             -----------    -----------    -----------
                                                               8,581,000      7,244,000      8,458,000


Selling, general and administrative expenses                   7,067,000      6,345,000      6,213,000
Research and development expenses                              2,599,000      2,578,000      2,162,000
                                                             -----------    -----------    -----------
                                                              18,247,000     16,167,000     16,833,000


Loss from operations                                          (5,206,000)    (2,774,000)    (1,109,000)

Other income (expense):
  Interest income                                                309,000        359,000        392,000
  Gain on sale of subsidiary                                                                    32,000
  Minority interest in (earnings) loss
    of consolidated subsidiary company                           (29,000)       (25,000)         3,000
  Other                                                         (364,000)       175,000        121,000
                                                             -----------    -----------    -----------
Loss before income taxes                                      (5,290,000)    (2,265,000)      (561,000)
Income tax provision
                                                             -----------    -----------    -----------
Net loss                                                     $(5,290,000)   $(2,265,000)   $  (561,000)
                                                             ===========    ===========    ===========

Net loss per share (Note 2)                                       $(0.56)        $(0.25)        $(0.06)
                                                             ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                 COMMON STOCK                                                         NOTE
                                                $.01 PAR VALUE        CAPITAL IN                                   RECEIVABLE
                                            ----------------------     EXCESS OF      ACCUMULATED    TREASURY     UNDER STOCK
                                             SHARES        AMOUNT      PAR VALUE        DEFICIT       STOCK       OPTION PLANS
                                            ---------     --------    -----------    ------------    ---------    ------------
Balance at September 30, 1992               8,971,340      $90,000    $32,626,000    $(13,330,000)   $(687,000)    $ (50,000)

  Exercise of stock options                    93,150        1,000        336,000
  Conversion of loan to treasury stock                                                                 (26,000)       26,000
  Payment received from officer notes
    receivable                                                                                                        24,000

  Stock issued in lieu of cash payments
    for patents                                10,000                      68,000
  Net loss for the year                                                                  (561,000)
                                           ----------      -------    ------------   ------------     --------     ---------
Balance at September 30, 1993               9,074,490       91,000     33,030,000     (13,891,000)    (713,000)

  Exercise of stock options                   419,820        5,000      1,376,000
  Exercise of stock warrants                   44,000                     460,000
  Stock issued to Company's 401(k)
    plan                                       10,000                      66,000
  Notes receivable from officer                                                                                     (982,000)
  Net loss for the year                                                                (2,265,000)
                                           ----------      -------    ------------   ------------    ---------     ---------
Balance at September 30, 1994               9,548,310       96,000     34,932,000     (16,156,000)    (713,000)     (982,000)

  Exercise of stock options                    25,600                      75,000
  Net loss for the year                                                                (5,290,000)
                                           ----------      -------    -----------    ------------    ---------     ---------
Balance at September 30, 1995               9,573,910      $96,000    $35,007,000    $(21,446,000)   $(713,000)    $(982,000)
                                           ==========      =======    ===========    ============    =========     =========



                 See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------------------------
                                                                   1995             1994                1993
                                                                -----------      -----------        -----------
Cash flows from operating activities:
  Net loss                                                      $(5,290,000)     $(2,265,000)       $ (561,000)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                   567,000          548,000           488,000
    Provision (reversal of provision) for excess and
      obsolete inventory                                            122,000          319,000          (561,000)
  Loss on disposal of assets                                         21,000           45,000            39,000
  Gain on sale of minority interest in subsidiary                                                      (32,000)
  Minority interest in earnings (loss) of subsidiary                 29,000           25,000            (3,000)
  Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts receivable, net           510,000          531,000           (67,000)
    Increase in inventories                                        (190,000)      (1,517,000)         (631,000)
    Decrease in other current assets                                422,000            8,000            11,000
    Decrease (increase) in prepaid royalties                         84,000         (439,000)
    (Decrease) increase in accounts payable                        (276,000)         610,000          (327,000)
    Increase (decrease) in accrued expenses                           8,000         (275,000)         (164,000)
    (Decrease) increase in deferred income                          (95,000)          20,000             6,000
                                                                -----------      -----------       -----------
    Net cash used for operating activities                       (4,088,000)      (2,390,000)       (1,802,000)
                                                                -----------      -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                             (259,000)        (608,000)         (426,000)
  Patent expenditures                                               (65,000)         (42,000)          (82,000)
  Payments received on note receivable from sale
    of subsidiary                                                                     63,000            79,000
  Repurchase of minority interest of subsidiary                                                       (200,000)
  Sale of (investment in) marketable securities                   2,521,000       (1,915,000)       (3,659,000)
                                                                -----------      -----------       -----------
    Net cash provided by (used for) investing activities          2,197,000       (2,502,000)       (4,288,000)
                                                                -----------      -----------       -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                            75,000          399,000           337,000
  Proceeds from stock issued under 401(k) program                                     66,000
  Net proceeds from exercise of warrants                                             460,000
  Payments received on notes receivable under
    stock option plan                                                                                   24,000

                                                                -----------      -----------       -----------
    Net cash provided by financing activities                        75,000          925,000           361,000
                                                                -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents             (1,816,000)      (3,067,000)       (5,729,000)
                                                                -----------      -----------       -----------
Cash and cash equivalents at beginning of period                  3,183,000        7,150,000        12,879,000
                                                                -----------      -----------       -----------
Cash and cash equivalents at end of period                      $ 1,367,000      $ 3,183,000       $ 7,150,000
                                                                ===========      ===========       ===========



                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY:

         Trimedyne, Inc. ("the Company") is engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company is also engaged in the development, manufacture and sale of plastic fiber-optic illumination devices through its subsidiary, Poly-Optical Products, Inc. ("Poly-Optical"). The Company has discussed the potential sale of Poly-Optical with one specific buyer. In the event that a sales agreement is not reached with the potential buyer on acceptable terms, the Company plans to continue operating Poly-Optical as a subsidiary. For the year ended September 30, 1995, Poly-Optical had sales of $3,403,000 and income from operations of $373,000, compared to sales of $2,990,000 and income from operations of $235,000 in the prior year.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Poly-Optical Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Inventories
         -----------

         Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

         Depreciation and amortization
         -----------------------------

         Depreciation of furniture and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Intangible assets, which consist primarily of patents, are amortized on a straight-line basis over the life of the patent.

         Research and development costs
         ------------------------------

         All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

         Income taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the liability method for accounting for income taxes. The liability method requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

         Loss per share
         --------------

         Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because their inclusion would be antidilutive. Common stock equivalents include dilutive stock options and warrants, if any, using the treasury stock method. The weighted average number of shares used in the calculation of earnings per share for the three years ended September 30 are 9,449,468, 9,052,089, and 8,931,068 for 1995, 1994 and 1993, respectively.

         Extended warranty/service contracts and deferred income
         -------------------------------------------------------

         Deferred income consists of the unamortized portion of payments received from customers for extended warranty contracts. Revenue earned under these service contracts is recognized ratably over the life of the related contract (typically one year).

         Cash and cash equivalents
         -------------------------

         Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with an average maturity of three months or less. Such investments are deemed to be cash equivalents for purposes of the Statements of Cash Flows.

         Marketable Securities
         ---------------------

         The amortized cost and fair market values of all marketable securities at September 30, 1995 are as follows:



                                                               Amortized           Fair Value          Gross
(Securities available for sale                                 Cost Basis        (plus accrued      Unrealized
(mature within three years)                                 (plus interest)        interest)           Loss
------------------------------                              ---------------      -------------      ----------
U.S. government and government agencies                        $1,534,000          $1,534,000        $      0
Commercial paper                                                1,519,000           1,514,000          (5,000)
                                                               ----------          ----------        --------
                                                               $3,053,000          $3,048,000        $ (5,000)
                                                               ==========          ==========        ========

        The specific identification method has been used to determine cost for each security. During fiscal 1995, the Company realized losses of $55,000 from the sale of securities available for sale during fiscal 1995. The net unrealized holding loss on securities available for sale which is included in stockholders' equity for fiscal 1995 was $5,000. These securities are interest-earning securities.

        Consolidated Statements of Cash Flows
        -------------------------------------

        During fiscal 1993, the Company entered into an agreement to acquire title and interest in two U.S. Patents for medical devices. As consideration, the Company granted a Non-Qualified Stock Option to purchase 25,000 shares of the Company's common stock at a price of $.01 per share. Pursuant to the agreement, options to purchase 10,000 common stock shares were exercisable immediately and options to purchase 15,000 common stock shares become exercisable, subject to certain covenants and restrictions, at a rate of 5,000 per year over the three years beginning on January 1, 1995. The underlying fair market value of the options immediately exercisable on the date of the agreement of $68,000 was recorded as the value of the acquired patents.

        During fiscal 1994, an officer-director exercised a 340,000 share stock option and borrowed $982,000 under the Employee Stock Option Loan Program. The note receivable from this officer-director is secured by the 340,000 common shares acquired.

        The Company made no cash payments for interest or income taxes in 1995, 1994, or 1993.

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

         Inventories consist of the following at September 30, 1995 and 1994:

                                                            1995                    1994
                                                        -----------              -----------
Raw materials                                           $ 3,362,000              $ 3,796,000
Work-in-process                                             633,000                1,010,000
Finished goods                                            4,546,000                3,545,000
                                                        -----------              -----------
                                                          8,541,000                8,351,000
Inventory reserve                                        (2,743,000)              (2,621,000)
                                                        -----------              -----------
Net inventory                                           $ 5,798,000              $ 5,730,000
                                                        ===========              ===========

         Net properties consist of the following at September 30, 1995 and 1994:

                                                            1995                    1994
                                                        -----------             -----------
Furniture and equipment                                 $ 4,593,000             $ 4,457,000
Leasehold improvements                                      278,000                 256,000
Other                                                        72,000                  43,000
                                                        -----------             -----------
                                                          4,943,000               4,756,000
Accumulated depreciation and amortization                (3,575,000)             (3,128,000)
                                                        -----------             -----------
Net properties                                          $ 1,368,000             $ 1,628,000
                                                        ===========             ===========

         Accrued expenses consist of the following at September 30, 1995 and 1994:


                                                            1995                    1994
                                                         ----------              ----------
Professional fees                                        $  198,000              $  200,000
Commissions                                                 401,000                 312,000
Salaries, wages and benefits                                549,000                 473,000
Sales tax                                                   268,000                 217,000
Printing                                                     89,000                  90,000
Retrofit accrual                                             20,000                 100,000
Product warranty                                            186,000                 126,000
Accrued royalties                                            42,000                 140,000
Other                                                        80,000                 167,000
                                                         ----------              ----------
                                                         $1,833,000              $1,825,000
                                                         ==========              ==========

NOTE 4.  DEVELOPMENT SUPPLY AND LICENSE AGREEMENT

         In June 1991, the Company entered into an agreement (the "Agreement") granting worldwide rights to market the Company's side-firing laser devices in the medical specialty fields of urology, gynecology and gastroenterology to C.R. Bard, Inc. ("Bard").

         Pursuant to the terms of the Agreement, (i) the Company receives a royalty amount (subject to certain specified volume adjustments) from the unit sales price for the Company's products charged by Bard to its customers, (ii) an additional 4% of the unit sales price is appropriated to an escrow fund for reimbursing the Company for the future development of other urological products or improvements to existing urological products, (iii) the Company also received a monthly research and development allowance of $33,333 for the first twelve months of the agreement, and (iv)

Bard bears the cost of certain future patent preparation and filing costs. In addition, Bard has agreed to pay a portion of royalty and patent litigation costs surrounding the Company's lateral lasing device (see Note 10.)

         Under the Agreement, net revenues and royalties earned from Bard accounted for 3%, 23%, and 32% of the Company's net revenues for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. In addition, during the year ended September 30, 1995, 1994 and 1993, the Company incurred $0, $184,500 and $413,000, respectively, of reimbursable development costs related to urological applications. At September 30, 1995, 1994 and 1993, the Company included $382,000, 403,000 and $586,000 respectively, in other assets. Such amounts represent monies receivable from Bard for royalties earned, reimbursable legal costs incurred and reimbursable R&D expenses incurred. The Company recorded a reserve equal to the amount included in other assets, $382,000, as of September 30, 1995 due to the uncertainty of collectibility of such amounts due to the Company's filing of litigation against Bard (See Note
10).

NOTE 5.  INCOME TAXES:

         Due to the net operating losses incurred by the Company in the fiscal years ended September 30, 1995, 1994 and 1993, no provision for income taxes has been made. The deferred tax balances are comprised as follows:


                                                     September 30, 1995         September 30, 1994
                                                     ------------------         ------------------
         Deferred tax assets:
             Net operating loss carryforwards            $ 6,574,000                $ 4,823,000
             Research & development credits                1,546,000                  1,221,000
             Inventory obsolescence reserves               1,056,000                  1,048,000
             Accrued expenses                                360,000                    400,000
             Account receivable reserves                     103,000                    134,000
             Valuation allowance                          (9,531,000)                (7,428,000)
                                                         -----------                -----------
                                                             108,000                    198,000
         Deferred tax liabilities:
             Fixed asset basis                              (108,000)                  (198,000)
                                                         -----------                -----------
                                                         $         0                $         0
                                                         ===========                ===========

         The net change in the valuation allowance for deferred tax assets was an increase of approximately $2,103,000 from the balance at September 30, 1994. The change primarily relates to additional net operating loss carryforwards generated in fiscal 1995, which were fully reserved for at September 30, 1995.

         At September 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $17,300,000 and $11,400,000, respectively, which begin to expire in 2006.
The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 6.   STOCKHOLDERS' EQUITY:

Stock Options:

         The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable within five years from the date of grant, and expire in ten years.

Activity during the years ended September 30, 1995, 1994 and 1993 under the plans was as follows:

                           Stock Options Outstanding


                                                          Option Exercise               Aggregate
                                       Options            Price Per Share             Exercise Price
                                      ---------           ---------------             --------------
September 30, 1992                    1,143,000           2 3/8  -   9 3/4              $ 5,607,160
Granted                                 486,500           1/100  -   8 1/4                3,474,125
Exercised                              (103,150)          1/100  -   6 1/4                 (336,769)
Canceled                               (200,300)          2 3/8  -  15 3/4               (1,060,775)
                                      ---------                                         -----------
September 30, 1993                    1,326,050           1/100  -   9 3/4                7,683,741
Granted                                 287,000           3 5/8  -  14 5/8                2,515,750
Exercised                              (419,820)          2 3/8  -   8 1/4               (1,377,190)
Canceled                                (65,400)          2 3/8  -  11 1/4                 (429,075)
Exchanged                              (956,080)          5 7/8  -  14 5/8                7,741,733)
Reissued                                956,080                5 1/2                      5,249,538
                                      ---------                                         -----------
September 30, 1994                    1,127,830           1/100  -   5 1/2                5,901,031
Granted                                 302,500           2 3/4  -   3 3/8                1,034,562
Exercised                               (25,600)          1/100  -   5 1/2                  (61,463)
Canceled                                (25,400)          3 3/8  -   5 1/2                 (105,411)
Exchanged                              (697,080)          3 5/8  -   5 1/2               (3,766,838)
Reissued                                697,080                 3 1/2                     2,439,780
                                      ---------                                         -----------
September 30, 1995                    1,379,330           1/100  -   5 1/2              $ 5,441,661
                                      =========           ================              ===========

         Common shares reserved for future grants under the above option plans totaled 0 and 260,959 at September 30, 1995 and 1994, respectively. Of the shares previously granted and outstanding at September 30, 1995, 518,740 shares were vested and exercisable at prices ranging from $2.375 to $5.500 per share.

         As options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

          See NOTE 8 for information on a loan to an officer in connection with his exercise of stock options.

          On August 18, 1994 the Board of Directors approved the exchange of all outstanding Incentive Stock Options and Non-Qualified Stock Options held by directors, consultants, officers and employees of the Company that were in excess of $5.50 per share for new options exercisable at $5.50 per share with the same vesting periods. The closing price of the common stock on such date was $3.25 as reported by the NASDAQ National Market System. On September 11, 1995 the Board of Directors approved the exchange of all outstanding Incentive Stock Options and Non-Qualified Stock Options held by consultants, officers (excluding the President and the Chairman of the Company) and employees of the Company that were in excess of $3.50 per share for new options exercisable at $3.50 per share with the same vesting periods. The closing price of the common stock on such date was $3.375 as reported by the NASDAQ National Market System.

         Warrants:

         During fiscal 1994, 44,000 warrants issued in connection with a prior securities offering were exercised and total proceeds of $460,000 were received. As of September 30, 1995, 356,000 warrants were outstanding at an exercise price of $10.31, and 130,000 unregistered warrants at a price of $11.86 were outstanding.

NOTE 7.  EMPLOYEE BENEFIT PLANS:

         Effective February 1, 1989, the Company and its subsidiary adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to IRS limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 2% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's contributions to the Retirement Plan totaled $76,000, $69,000, and $60,000, for 1995, 1994, and 1993, respectively.

NOTE 8.   RELATED PARTY TRANSACTIONS:

          The Company has made payments of $30,000, $43,000, and $59,000, in the fiscal years ending 1995, 1994 and 1993, respectively, to two law firms. A director of the Company is a member of one of the law firms. Another director was a member of the other law firm until his retirement from that law firm in 1994.

          On August 18, 1994, the Compensation Committee of the Board of Directors approved a loan to an officer-director for the purchase of 340,000 shares of Common Stock of the Company for an aggregate of $982,000 as a result of the exercise of Options. The principal amount and interest due are loaned without recourse to the officer-director, and the sole collateral for the note is the 340,000 shares of common stock held in the officer-director's name. The note is due and payable five (5) years from August 18, 1994, with interest currently at 7.05%, said interest accruing and being payable at maturity.

NOTE 9.   COMMITMENTS:

The Company is obligated under certain facility lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

          1996                                 $194,000
                                               --------
          TOTAL                                $194,000
                                               ========

         The lease on the Company's headquarters facility (monthly rental $16,600), expires in June 1996. The Company has an option to renew the lease for two periods of thirty months each. The Company's Poly-Optical Products, Inc. facility lease (monthly rental $7,500) expires in March 1996 and contains renewal options totaling five years.

         Rent expense for the years ended September 30, 1995, 1994 and 1993 was approximately $315,000, $280,000, and $464,000, respectively.

NOTE 10.    LITIGATION:

         In connection with the June 9, 1994 settlement of litigation with Royice B. Everett, M.D., a co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with Dr. Everett. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) fiber. In addition, the Company is required to pay a royalty on sales of Urolase(R) fibers over the term of the agreement. At September 30, 1995, the Company had a balance of $439,000 in prepaid royalties of which $83,600 was included in other current assets.

         In February 1994, a lawsuit was filed by Coherent, Inc., claiming the Company was infringing three of its patents in the orthopedic field. The Company filed a response and counter claim. This matter was settled by the parties in December 1994. In connection with this settlement the Company received a license in orthopedics at an agreed-upon royalty rate.

         On October 6, 1995, the Company filed a lawsuit against Bard claiming damages of at least $72 million for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement. The Company is taking actions to mitigate its damages, produce revenues and attempt to regain its market position in urology.

         On January 25, 1995 the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patent No. 4,646,737, and of U.S. Patent No. 5,380,317 which is owned jointly by the Company and by Dr. Everett. On November 8, 1995 the Court granted SLT's motion for summary judgment that U.S. Patent No. 4,646,737 is not infringed by SLT's contact lasing devices. The Company believes that the Court's interlocutory order granting the motion for summary judgment is incorrect and plans to appeal the Court's decision at the appropriate time. The Company is currently investigating whether SLT is infringing on another U.S. patent owned by the Company.

         It is the Company's opinion that the settlements referred to above will not have a material adverse effect on the Company's results of operations or financial position.

         Trimedyne was involved in several other minor actions which were handled by the company's insurance carrier and either settled or dismissed during the fiscal year ended September 1995. At the end of the fiscal year, the Company was not involved in any other lawsuits which are believed to have a material adverse effect on the Company's results of operations or financial position.

NOTE 11.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER

         The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. No single customer represented more than 10% of sales in fiscal 1995. One customer accounted for approximately 23% and 32% of net revenues in fiscal 1994 and 1993, respectively.

         Sales in foreign countries accounted for approximately 16% of the Company's total sales. The breakdown by geographic region is as follows:

         Asia                                                    $  754,000
         Latin America                                              389,000
         Middle East                                                 54,000
         Europe                                                     804,000
         Other (Australia, New Zealand, South Africa)                54,000
                                                                 ----------
         Total                                                   $2,055,000
                                                                 ==========

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 12.    INDUSTRY SEGMENT FINANCIAL DATA:

         During the three fiscal years ending 1995, 1994, and 1993, the Company operated in two industry segments: medical lasers and disposable devices and plastic optical fibers. Operations in the medical laser and disposable device industry consist primarily of the sale of Nd:YAG and Holmium medical laser systems and the manufacture and sale of related disposable devices. The Company's operations in the fiber optics industry relate principally to the manufacture and sale of plastic optical fibers and fiber-optic illumination products through its subsidiary, Poly-Optical.

Industry segment information for the years ended September 30, 1995, 1994 and 1993 is as follows:


                                        1995                    1994                       1993
                               ----------------------     ------------------        -------------------
                                   Amount         %         Amount        %           Amount        %
                               -------------    ----      -----------    ---        -----------    ----
Net revenues:
  Fiber Optics Industry          $ 3,403,000      26%     $ 2,990,000      22%      $ 2,635,000     17%
  Medical Products                 9,638,000      74%      10,403,000      78%       13,089,000     83%
                                 -----------     ---      -----------    ----       ----------    ----
  Total                          $13,041,000     100%     $13,393,000     100%      $15,724,000    100%
                                 ===========     ===      ===========    ====       ===========   ====
Income (loss) from
  operations:
  Fiber Optics Industry          $   373,000      (7%)    $   235,000       8%      $(   62,000)    (6%)
  Medical Products                (5,579,000)    107%      (3,009,000)   (108%)      (1,047,000)   (94%)
                                 ----------      ---      -----------    ----       -----------   ----
  Total                          $(5,206,000)    100%     $(2,774,000)   (100%)     $(1,109,000)  (100%)
                                 ===========     ===      ==========     ====       ===========   ====

Assets:
  Fiber Optics Industry          $ 1,945,000      13%     $ 1,771,000       9%      $ 1,565,000      7%
  Medical Products                13,095,000      87%      18,727,000      91%       19,989,000     93%
                                 -----------     ---      -----------    ----       -----------   ----
  Total                          $15,040,000     100%     $20,498,000     100%      $21,554,000    100%
                                 ===========     ===      ===========    ====       ===========   ====

Depreciation and amortization:
  Fiber Optics Industry          $   137,000      24%     $   126,000      23%      $   110,000     23%
  Medical Products                   430,000      76%         422,000      77%          378,000     77%
                                 -----------     ---      -----------    ----       -----------   ----
  Total                          $   567,000     100%     $   548,000     100%      $   488,000    100%
                                 ===========     ===      ===========    ====       ===========   ====

Capital expenditures:
  Fiber Optics Industry          $   169,000      52%     $   189,000      31%      $   121,000     28%
  Medical Products                   155,000      48%         419,000      69%          305,000     72%
                                 -----------     ---      -----------     ---       -----------   ----
  Total                          $   324,000     100%     $   608,000     100%      $   426,000    100%
                                 ===========     ===      ===========     ===       ===========    ===

                                   SCHEDULE I

                         TRIMEDYNE, INC. AND SUBSIDIARY

                        SUMMARY OF MARKETABLE SECURITIES

                               SEPTEMBER 30, 1995



                                                                                                           Amount at
                                                                                                          which shown
                                Maturity       Interest                                                     in the
Marketable Securities             Date           Rate            Cost             Market Value           balance sheet
---------------------           --------       --------       ----------          ------------           -------------
Commercial CR Group             01/01/96        6.375%        $  518,000           $  512,000              $  512,000
Norwest                         09/18/96        5.163%           500,000              501,000                 501,000
Fed MM LN Bks                   12/23/97        4.650%           501,000              501,000                 501,000
Federal Farm Cr                 11/01/95        6.330%           500,000              514,000                 514,000
Student Loan                    02/02/96                         499,000              500,000                 500,000
U.S. Treasury Notes             03/31/96        7.750%           535,000              520,000                 520,000
                                                              ----------           ----------              ----------
Total Marketable Securities                                   $3,053,000           $3,048,000              $3,048,000
                                                              ==========           ==========              ==========

                                 SCHEDULE VIII

                         TRIMEDYNE, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                               SEPTEMBER 30, 1995





                                          BALANCE                                            BALANCE
                                        AT BEGINNING      CHARGE TO                          AT END
DESCRIPTION                              OF PERIOD       COST & EXP.        DEDUCTION       OF PERIOD
-----------                             ------------     -----------       -----------      -----------
Allowance bad debt                       $  335,000       $   62,000       $ (82,000)       $  315,000

Inventory reserve                        $2,621,000       $  685,000       $(563,000)       $2,743,000

Tax reserve                              $7,428,000       $2,103,000       $       0        $9,531,000

                                EXHIBIT INDEX


                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER                           DESCRIPTION                                     PAGES
-------                          -----------                                  ------------
 FILED PREVIOUSLY

 10(a)   Agreement with James Capel Incorporated dated August 1,  1991. . . .

 10(b)   Development, Supply and License Agreement with C.R. Bard,
         Inc., dated June 28, 1991  . . . . . . . . . . . . . . . . . . . . .

 10(c)   Industrial Lease (for Barranca Parkway headquarters) with
         Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991 . . . . . . . . . . . . . . . . . . . . . . . . .

 10(d)   Patent Licensing Agreement with Royice B. Everett,
         M.D. (covering the Lateralase Catheter) dated April
         1, 1988 as amended . . . . . . . . . . . . . . . . . . . . . . . . .

 10(e)   Poly-Optical lease with Elpal Electronics Inc. dated
         August 13, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(f)   Addendum to Industrial Lease with Griswold Controls
         dated September 14, 1993 . . . . . . . . . . . . . . . . . . . . . .

 10(g)   Patent assignment agreement with Robert Ginsburg,
         M.D. dated July 1, 1993  . . . . . . . . . . . . . . . . . . . . . .

 10(h)   License agreement with Christodoulos Stafanadis, M.D.
         and Pavlos Toutouzas, M.D. dated April 1, 1993 . . . . . . . . . . .

 10(i)*  Amendment to Development Supply and License Agreement
         with C.R. Bard dated June 14, 1994 . . . . . . . . . . . . . . . . .

 10(j)*  Settlement Agreement and Mutual Release among Royice
         B. Everett, M.D., Trimedyne, Inc., and C.R. Bard
         dated June 9, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .

 10(k)*  Settlement Agreement and Mutual Release among
         Myriadlase, Inc., Trimedyne, Inc., and C.R. Bard dated
         June 9, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(l)*  Amended and Restated Licensing Agreement with Royice
         B. Everett M.D. dated June 9, 1994 . . . . . . . . . . . . . . . . .

 FILED HEREWITH

 10(m)*  License Agreement with Coherent dated December 9, 1994 . . . . . . .

 23      Consent of Independent Public Accountants  . . . . . . . . . . . . .

 27      Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . .


-----------------

 * The Company requested confidential treatment for portions of those exhibits marked with an asterisk (*).