Form 10-Q
period 1995-12-31
TRIMEDYNE INC
filed 1996-02-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     Commission File Number
DECEMBER 31, 1995                                                        0-10581


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified  in its charter)


          NEVADA                                         36-3094439
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

Yes    x     No
     -----     -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.


           Class                               Outstanding at February 8, 1996
-----------------------------                  --------------------------------
Common Stock, $.01  par value                  9,472,301 shares (excluding
                                               101,609 shares held as treasury
                                               shares)

                                TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I            Financial Information

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                        1995                 1995
                                                                     (UNAUDITED)
                                                                    ==================================
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . .     $    712,000         $  1,367,000
   Marketable securities    . . . . . . . . . . . . . . . . . .        2,550,000            3,048,000
   Trade  accounts receivable, net of allowance for
      doubtful accounts of $328,000 and $315,000  . . . . . . .        1,995,000            2,098,000
   Inventories (Note 2)   . . . . . . . . . . . . . . . . . . .        5,704,000            5,798,000
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . .          748,000              712,000
                                                                    ------------         ------------
          Total current assets  . . . . . . . . . . . . . . . .       11,709,000           13,023,000
                                                                    ------------         ------------
Net properties (Note 2) . . . . . . . . . . . . . . . . . . . .        1,328,000            1,368,000
Prepaid royalties   . . . . . . . . . . . . . . . . . . . . . .          334,000              355,000
Intangible assets, net of accumulated amortization of
$335,000 and $315,000 . . . . . . . . . . . . . . . . . . . . .          300,000              294,000
                                                                    ------------         ------------
                                                                    $ 13,671,000         $ 15,040,000
                                                                    ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . .     $    734,000         $  1,021,000
   Accrued expenses .   . . . . . . . . . . . . . . . . . . . .        1,537,000            1,833,000
   Deferred income    . . . . . . . . . . . . . . . . . . . . .          172,000               87,000
                                                                    ------------         ------------
           Total current liabilities                                   2,443,000            2,941,000
                                                                    ------------         ------------
Minority interest . . . . . . . . . . . . . . . . . . . . . . .          151,000              142,000
                                                                    ------------         ------------
Stockholders' equity :
   Common stock - .01 par value; 15,000,000 shares authorized,
     9,573,910 and 9,548,310 shares issued    . . . . . . . . .           96,000               96,000
   Capital in excess of par value   . . . . . . . . . . . . . .       35,007,000           35,007,000
   Accumulated deficit    . . . . . . . . . . . . . . . . . . .      (22,332,000)         (21,446,000)
   Notes receivable under stock option plans    . . . . .               (982,000)            (982,000)
   Unrealized gain (loss) on securities available for sale. . .            1,000               (5,000)
                                                                    ------------         ------------
                                                                      11,790,000           12,670,000
   Less shares of common stock in treasury, at cost;
      101,609 and 101,609 shares    . . . . . . . . . . . . . .         (713,000)            (713,000)
                                                                    ------------         ------------
            Total stockholders' equity .  . . . . . . . . . . .       11,077,000           11,957,000
                                                                    ------------         ------------
                                                                    $ 13,671,000         $ 15,040,000
                                                                    ============         ============

     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                            ============================
                                                               1995              1994
                                                            ==========        ==========
Net sales   . . . . . . . . . . . . . . . . . . . . . . .   $2,964,000        $3,080,000


Costs and expenses:

   Cost of goods sold   . . . . . . . . . . . . . . . . .    1,714,000         1,762,000

   Selling, general and administrative    . . . . . . . .    1,687,000         1,644,000

   Research and development   . . . . . . . . . . . . . .      481,000           622,000
                                                            ----------        ----------

        Total costs and operating expenses  . . . . . . .    3,882,000         4,028,000
                                                            ----------        ----------


Loss from operations  . . . . . . . . . . . . . . . . . .     (918,000)         (948,000)

Other  income (expense):
   Interest income    . . . . . . . . . . . . . . . . . .       50,000            92,000
   Other    . . . . . . . . . . . . . . . . . . . . . . .       (9,000)          (11,000)
   Minority interest in consolidated subsidiary   . . . .       (9,000)           (5,000)
                                                            ----------        ----------

Net loss    . . . . . . . . . . . . . . . . . . . . . . .    ($886,000)        ($872,000)
                                                            ==========        ==========

Net loss per share (Note 3)   . . . . . . . . . . . . . .       ($0.09)           ($0.09)
                                                            ==========        ==========

Weighted average number of shares outstanding   . . . . .     9,472,301         9,446,701


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                     ================================
                                                                         1995                 1994
                                                                     ===========          ===========
Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .              ($886,000)           ($872,000)
Adjustment, to reconcile net loss to net cash
used for operating activities:
   Depreciation and amortization    . . . . . . . . . . .                118,000              133,000
   Provision for excess and obsolete inventory    . . . .                  5,000                8,000
   Minority interest in earnings of subsidiary    . . . .                  9,000                5,000
   Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net   . . . . .                103,000              433,000
   Decrease (increase) in inventories   . . . . . . . . .                 89,000             (281,000)
   Increase in other current assets   . . . . . . . . . .                (36,000)            (169,000)
   Decrease in prepaid royalties    . . . . . . . . . . .                 21,000               21,000
   Decrease in accounts payable   . . . . . . . . . . . .               (287,000)            (406,000)
   Decrease in accrued expenses   . . . . . . . . . . . .               (296,000)            (277,000)
   Increase (decrease) in deferred income   . . . . . . .                 85,000              (15,000)
                                                                     -----------          -----------
Net cash used for operating activities                                (1,075,000)          (1,420,000)
                                                                     -----------          -----------
Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . .                (59,000)             (87,000)
   Patent expenditures    . . . . . . . . . . . . . . . .                (25,000)              (8,000)
   Sales of marketable securities   . . . . . . . . . . .                504,000               70,000
                                                                     -----------          -----------
Net cash provided by (used for) investing activities  . .                420,000              (25,000)
                                                                     -----------          -----------
Net decrease in cash and cash equivalents   . . . . . . .               (655,000)          (1,445,000)

Cash and cash equivalents at beginning of period  . . . .              1,367,000            3,183,000
                                                                     -----------          -----------
Cash and cash equivalents at end of period  . . . . . . .            $   712,000          $ 1,738,000
                                                                     ===========          ===========





     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)
NOTE 1

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1995 and September 30, 1995, the results of operations and of cash flows for the three month periods ended December 31, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

                                                               Dec. 31, 1995        Sept. 30, 1995
                                                               =============        ==============
Inventories consist of the following:

   Raw material   . . . . . . . . . . . . . . . .               $ 3,281,000           $ 3,362,000
   Work-in-process  . . . . . . . . . . . . . . .                 1,404,000               633,000
   Finished goods   . . . . . . . . . . . . . . .                 3,767,000             4,546,000
                                                                -----------           -----------
                                                                  8,452,000             8,541,000

   Inventory reserve  . . . . . . . . . . . . . .                (2,748,000)           (2,743,000)
                                                                -----------           -----------
Net inventory . . . . . . . . . . . . . . . . . .               $ 5,704,000           $ 5,798,000
                                                                ===========           ===========
Net properties consist of the following:

   Furniture and equipment  . . . . . . . . . . .               $ 4,618,000           $ 4,593,000
   Leasehold improvements   . . . . . . . . . . .                   278,000               278,000
   Construction-in-progress   . . . . . . . . . .                   105,000                72,000
                                                                -----------           -----------
                                                                  5,001,000             4,943,000
   Accumulated depreciation and amortization
         of leasehold improvements  . . . . . . .                (3,673,000)           (3,575,000)
                                                                -----------           -----------
Net properties  . . . . . . . . . . . . . . . . .               $ 1,328,000           $ 1,368,000
                                                                ===========           ===========


NOTE 3

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive.

NOTE 4

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts for financial statement purposes and tax bases of assets and liabilities.

At December 31, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $18,186,000 and $12,286,000, respectively, which begin to expire in 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. A net deferred tax asset has not been created for such loss carryforwards due to the uncertainty of future realization.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the quarter ended December 31, 1995, Trimedyne's net revenues decreased 4% from the same quarter of the previous year ($2,964,000) vs. ($3,080,000). For the current quarter, the Company incurred a loss from operations of $918,000, compared to a loss of $948,000 for the year earlier period. The net loss for the quarter ended December 31, 1995, was $886,000, or $0.09 per share, based on 9,472,301 weighted average number of shares outstanding, as compared to a net loss of $872,000, or $0.09 per share, based on 9,446,701 weighted average number of shares outstanding, in the same quarter of the previous year.

The Company believes that the 4% decline in revenue was due to tightness in hospital budgets for capital equipment which delayed some sales anticipated during the December quarter. Holmium and YAG lasers sales decreased $170,000 or 11% of capital equipment revenue. Service revenue decreased by $40,000 or 32% of service revenue. Sales of disposable orthopedic delivery systems have increased in each of the last five quarters, and this growth is anticipated to continue. For the current quarter, orthopedic probes increased $113,000 or 23% of orthopedic probes, compared to the year ago quarter.

On October 6, 1995, the Company filed a lawsuit against C.R. Bard, Inc. ("Bard") claiming damages of at least $72 million for Bard's failing to perform its obligations as Trimedyne's exclusive distributor under its agreement with the Company. The Company is taking steps to mitigate damages, generate revenues and restore its position in the urology market. Sales effort has begun through the Company's sales and distribution channels. However, the Company does not anticipate that it will see positive results from these actions until the March quarter.

Cost of goods sold was 57.8% of net sales in the first quarter of fiscal 1996 compared to 57.2% for the first quarter of fiscal 1995. The increase in cost of goods sold is due to the combination of higher royalty expenses due to increased sales in orthopedics and lower service costs associated with Holmium lasers.

Selling, general and administrative expenses increased to $1,687,000 for the current quarter compared to $1,644,000 for the quarter ended December 31, 1994. The increase in selling, general and administrative expenses is attributed to the increase in legal expenses incurred in connection with patent litigation, which was largely offset by lower commission expense on sales and generally lower overall operating expenses.

Research and development expenditures for the quarter ended December 31, 1995, decreased 23% ($481,000 vs. $622,000) due to the decrease in costs associated with development work on the Holmium and Neodymium:YAG Lasers, which has been largely completed.


Interest income decreased by 46% to $50,000 for the current quarter, compared with $92,000 for the same period of the prior year. The decrease was due to lower amounts of cash available for investment.

Liquidity and Capital Resources

The Company's working capital decreased from $10,082,000 at September 30, 1995 to $9,266,000 at December 31, 1995, of which $3,262,000 is cash and equivalents, and marketable securities. Management believes that the Company's liquidity and capitalization will be sufficient to meet its short term operating needs. The Company is upgrading its sales force, aggressively pursuing contracts with hospital chains and buying groups, introducing new products and offering attractive leasing and rental programs to make it easier for its customers to acquire its lasers. Management believes these efforts will result in an increase in revenues over current levels and an improvement in profit margins, which are required to sustain the Company over the longer term.

                                    PART II.

OTHER INFORMATION

ITEM 1.                   Legal Proceedings

         Surgical Laser Technologies, Inc. ("SLT"), a competitor of the Company, sued the Company's distributor, C.R. Bard, Inc. and Bard Urological Division ("Bard") in 1994, alleging contract and tort claims. The action was filed in the United States District Court for the Eastern District of Pennsylvania, styled Surgical Laser Technologies, Inc. v. C.R..Bard, Inc., et al, and bears case no. 94 CV-7073. In September 1995, the court granted a motion by SLT to file an amended complaint naming the Company as a defendant, claiming the Company allegedly interfered with SLT's purported contractual relationship with one of its foreign distributors, and alleging civil conspiracy between the Company and Bard purportedly to control and restrict competition in the market for urological and gynecological products.

         The Company filed a motion to dismiss the second amended complaint for lack of personal jurisdiction over the Company. Since the Company's motion is still pending, the Company has not yet been required to answer the complaint.

         The Company denies the allegations of the complaint against it and intends to vigorously oppose the claims asserted against it by SLT. If the Company's motion to dismiss is denied and it is required to respond to the complaint, the Company intends to file counterclaims against SLT for interference with the Company's contractual relationship with Bard, in addition to other related claims.

         The Company does not believe that the action poses any significant risk of liability to the Company. Therefore, the Company does not consider the action to be material to the financial condition of the Company.

ITEM 2.                   Changes in Securities
                          None

ITEM 3.                   Defaults Upon Senior Securities
                          None

ITEM 4                    Submission of Matters to Vote of Security Holders
                          None

ITEM 5.                   Other Information
                          None

ITEM 6.                   Exhibits and Reports on Form 8-K

                          (a)  Exhibit
                                  Exhibit 27 Financial Data Schedule

                          (b)  Reports on Form 8-K
                                  None

                                 SIGNATURE PAGE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           TRIMEDYNE, INC.


                                           /s/  MARVIN P. LOEB
Date:  February 14, 1996                   -------------------------------------
       -----------------                   Marvin P. Loeb
                                           Chairman and Chief Executive Officer


                                           /s/  PETER T. HYDE
Date:  February 14, 1996                   -------------------------------------
       -----------------                   Peter T. Hyde
                                           President and Chief Operating Officer


                                           /s/  JAMES L. KELLY
Date:  February 14, 1996                   -------------------------------------
       -----------------                   James L. Kelly
                                           Vice President-Finance,
                                           Chief Financial Officer and
                                           Chief  Accounting Officer