Form 10-Q
period 1996-03-31
TRIMEDYNE INC
filed 1996-05-15
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                  Commission File Number
March 31, 1996                                             0-10581


                                TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


             NEVADA                                        36-3094439
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

Yes    x      No ______

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

       Class                                       Outstanding at May 13, 1996
- ----------------------------                       ----------------------------
Common Stock, $.01 par value                       10,618,556 shares (excluding
                                                   101,600 shares held as
                                                   Treasury Shares)

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                            MARCH 31,          SEPTEMBER 30,
                                                                                              1996                 1995
                                                                                           -----------          -----------
                                                               ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             $ 4,914,000         $ 1,367,000
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,022,000           3,048,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $304,000 and $315,000 . . . . . . . . . . . . . . . . . . . .               2,111,000           2,098,000
   Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,758,000           5,798,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 500,000             712,000
                                                                                           -----------         -----------

         Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .              14,305,000          13,023,000
 Net Properties (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,384,000           1,368,000

 Prepaid royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 313,000             355,000

 Intangible assets, net of accumulated amortization of
        $354,000 and $315,000  . . . . . . . . . . . . . . . . . . . . . . . .                 290,000             294,000
                                                                                           -----------         -----------

                                                                                           $16,292,000         $15,040,000
                                                                                           ===========         ===========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   494,000         $ 1,021,000
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,113,000           1,833,000
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 140,000              87,000
                                                                                           -----------         -----------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .               2,747,000           2,941,000
                                                                                           -----------         -----------

 Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 159,000             142,000
                                                                                           -----------         -----------

 Stockholders' Equity:
   Common stock - .01 par value; 15,000,000 shares authorized,
      9,989,081 and 9,548,310 shares issued  . . . . . . . . . . . . . . . . .                 101,000              96,000
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .              37,312,000          35,007,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (23,312,000)        (21,446,000)
   Notes receivable under stock option plans . . . . . . . . . . . . . . . . .                                    (982,000)
   Unrealized loss on securities available for sale  . . . . . . . . . . . . .                  (2,000)             (5,000)
                                                                                           -----------         -----------
                                                                                            14,099,000          12,670,000
                                                                                           -----------         -----------


 Less shares of common stock in treasury,
   at cost; 101,609 and 101,609 shares . . . . . . . . . . . . . . . . . . . .                (713,000)           (713,000)
                                                                                           -----------         -----------
    Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .              13,386,000          11,957,000
                                                                                           -----------         -----------
                                                                                           $16,292,000         $15,040,000
                                                                                           ===========         ===========


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         MARCH 31,                        MARCH 31,
                                                                  -------------------------        ---------------------------

                                                                     1996            1995              1996           1995
                                                                  ----------      ----------       ------------    ------------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,969,000     $3,206,000       $ 5,934,000      $6,286,000
Costs and Expenses:

Cost of goods sold  . . . . . . . . . . . . . . . . . . .           1,765,000      2,041,000         3,479,000       3,802,000
Selling, general and administrative . . . . . . . . . . .           1,756,000      1,680,000         3,442,000       3,325,000
Research and development  . . . . . . . . . . . . . . . .             572,000        734,000         1,053,000       1,356,000
                                                                  -----------    -----------       -----------     -----------
     Total Costs and Operating Expenses . . . . . . . . .           4,093,000      4,455,000         7,974,000       8,483,000
                                                                  -----------    -----------       -----------     -----------

Loss from Operations  . . . . . . . . . . . . . . . . . .          (1,124,000)    (1,249,000)       (2,040,000)      (2,197,000)

       Other Income (expense):

   Interest income  . . . . . . . . . . . . . . . . . . . .           126,000         92,000           176,000         184,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .            27,000         (2,000)           15,000         (12,000)
   Minority interest in consolidated subsidiary company . .            (9,000)        (9,000)          (17,000)        (15,000)
                                                                  -----------    -----------       -----------     -----------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . .         ($980,000)   ($1,168,000)      ($1,866,000)    ($2,040,000)
                                                                  ===========    ===========       ===========     ===========
Net Loss per Share (Note 3) . . . . . . . . . . . . . . . .            ($0.10)        ($0.12)           ($0.20)         ($0.22)
                                                                  ===========    ===========       ===========     ===========

Weighted average number of shares outstanding . . . . . . .         9,509,377      9,447,479         9,491,251       9,447,086
                                                                  ===========    ===========       ===========     ===========





     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED,
                                                                                             MARCH 31,
                                                                              -------------------------------------

                                                                                  1996                      1995
                                                                              -----------                -----------
Cash flows from operating activities:                                         ($1,866,000)               ($2,040,000)
   Net loss
Adjustment to reconcile net loss to net cash used for operating activities:
   Depreciation and Amortization                                                  248,000                    268,000
   Disposition of inventories                                                                                (42,000)
   (Reversal of provision) provision for excess and obsolete inventory            (26,000)                    26,000
   Minority interest in earnings of subsidiary                                     17,000                      8,000
   Gain on disposal of assets                                                      (2,000)
Changes in operating assets and liabilities:
   (Increase) decrease in trade accounts receivable, net                          (13,000)                   889,000
   Decrease (increase) in inventories                                              66,000                   (502,000)
   Decrease (increase) in other current assets                                    212,000                   (143,000)
   Decrease in prepaid royalties                                                   42,000                     42,000
   Decrease in accounts payable                                                  (527,000)                  (641,000)
   Increase (decrease) in accrued expense                                         280,000                    (99,000)
   Increase (decrease) in deferred income                                          53,000                    (24,000)
                                                                              -----------                -----------
Net cash used for operating activities                                         (1,516,000)                (2,258,000)
                                                                              -----------                -----------

Cash flows from investing activities:
   Capital expenditures                                                          (224,000)                  (171,000)
   Patent expenditures                                                            (34,000)                   (26,000)
   Sale of marketable securities                                                2,029,000                    985,000
                                                                              -----------                -----------
   Net cash used for investing activities                                       1,771,000                    788,000
                                                                              -----------                -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                      2,001,000                      1,000
   Net proceeds from exercise of warrants                                         309,000
   Payments received on notes receivable under stock option plans                 982,000
                                                                              -----------                -----------
   Net cash provided by financing activities                                    3,292,000                      1,000
                                                                              -----------                -----------
Net increase (decrease) in cash and cash equivalents                            3,547,000                 (1,469,000)
                                                                              -----------                -----------
Cash and cash equivalents at beginning of period                                1,367,000                  3,183,000
                                                                              -----------                -----------
Cash and cash equivalents at end of period                                     $4,914,000                 $1,714,000
                                                                              ===========                ===========




     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



NOTE 1

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1996 and September 30, 1995, the results of operations and of cash flows for the six month periods ended March 31, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

                                                                           March 31, 1996       September 30, 1995
                                                                           --------------       ------------------
 Inventories consist of the following:

    Raw material . . . . . . . . . . . . . . . . . . . . . . . . .             $3,346,000               $3,362,000
    Work-in-process  . . . . . . . . . . . . . . . . . . . . . . .              1,354,000                  633,000
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . .              3,775,000                4,546,000
                                                                               ----------               ----------
                                                                                8,475,000                8,541,000

    Inventory reserve  . . . . . . . . . . . . . . . . . . . . . .             (2,717,000)              (2,743,000)
                                                                               ----------               ----------
 Net inventory . . . . . . . . . . . . . . . . . . . . . . . . . .             $5,758,000               $5,798,000
                                                                               ==========               ==========

 Net properties consist of the following:

    Furniture and equipment  . . . . . . . . . . . . . . . . . . .             $4,821,000               $4,593,000
    Leasehold improvements . . . . . . . . . . . . . . . . . . . .                278,000                  278,000
    Construction in progress . . . . . . . . . . . . . . . . . . .                 66,000                   72,000
                                                                               ----------               ----------
                                                                                5,165,000                4,943,000


    Accumulated depreciation and amortization  . . . . . . . . . .             (3,781,000)              (3,575,000)
                                                                               ----------                ---------

 Net properties  . . . . . . . . . . . . . . . . . . . . . . . . .             $1,384,000               $1,368,000
                                                                               ==========               ==========


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

At March 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $15,430,000 and $11,530,000 respectively, which begin to expire in 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. A net deferred tax asset has not been created for such loss carryforwards due to the uncertainty of future realization.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the quarter ended March 31, 1996, Trimedyne's net revenues decreased
7% from the same fiscal 1995 quarter ($2,969,000 vs. $3,206,000). For the current quarter, the Company incurred a loss from operations of $1,124,000 compared to a loss from operations of $1,249,000 for the year earlier period. The net loss for the quarter ended March 31, 1996, was $980,000 as compared to a net loss of $1,168,000 in the same quarter of the previous year.

The Company believes that the 7% decline in revenue was primarily due to international hospital capital equipment budget constraints. The Company's international revenue declined 37% ($293,000 vs. $569,000) compared to the year ago quarter. Partially offsetting the above, revenue from orthopedic disposables increased $164,000 or 31% and service revenue increased by $41,000 or 48% compared to the year ago quarter.

Cost of goods sold was 59.4% of net sales in the second quarter of fiscal 1996 compared to 63.7% for the second quarter of fiscal 1995. The decrease in cost of goods sold as a percentage of sales was primarily due to the higher costs incurred in the prior fiscal year associated with the introduction of the higher powered Holmium Laser, offset in part by royalty expenses incurred on orthopedic revenues which were not covered by a license agreement in the prior year.

Selling, general and administrative expenses increased slightly to $1,756,000 for the current quarter compared to $1,680,000 for the quarter ended March 31, 1995. The increase in selling, general and administrative expenses was primarily due to the increased legal expenses incurred in connection with patent litigation, offset in part by generally lower operating expenses. Research and development expenditures for the quarter ended March 31, 1996, decreased 22% ($572,000 vs. $734,000) due to the decrease in costs associated with development work on the Holmium and Neodymium:YAG Lasers, which has been largely completed.

Net interest income increased by 37% to $126,000 for the current quarter, compared with $92,000 for the same period of the prior year. The increase was largely due to the receipt of $113,000 of interest income in the quarter in connection with the repayment of a note.

Liquidity and Capital Resources

The Company's working capital increased from $10,082,000 at September 30, 1995 to $11,558,000 at March 31, 1996, of which $5,936,000 is cash and cash equivalents, and marketable securities. The exercise of stock options by employees, repayment of option exercise loans and the exercise of outstanding warrants resulted in the receipt of approximately $3.4 million in cash proceeds in the current quarter. In addition, in April 1996 the Company completed a private placement under Regulation S of 500,000 shares of common stock along with 250,000 warrants (exercisable at $6.53 per share), resulting in proceeds of approximately $2.6 million.

                                    PART II.

OTHER INFORMATION

ITEM 1.               Legal Proceedings

              Surgical Laser Technologies, Inc. ("SLT"), a competitor of the Company, sued the Company's distributor, C.R. Bard, Inc. and Bard Urological Division ("Bard") in 1994, alleging contract and tort claims. The action was filed in the United States District Court for the Eastern District of Pennsylvania, styled Surgical Laser Technologies, Inc. v. C.R. Bard, Inc., et al, and bears case no. 94 CV-7073. In September 1995, the court granted a motion by SLT to file an amended complaint naming the Company as a defendant, claiming the Company allegedly interfered with SLT's purported contractual relationship with one of its foreign distributors, and alleging civil conspiracy between the Company and Bard purportedly to control and restrict competition in the market for urological and gynecological products. The Company filed a motion to dismiss the second amended complaint for lack of personal jurisdiction over the Company. On April 4, 1996 the court granted the Company's motion and dismissed the action against the Company.

ITEM 2.       Changes in Securities
              None

ITEM 3.       Defaults Upon Senior Securities
              None

ITEM 4.       Submission of Matters to Vote of Security Holders
              None

ITEM 5.       Other Information
              None

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)              Exhibit 27 - Financial Data Schedule

              (b)              Reports on Form 8-K

              The Company filed a Form 8-K on March 20, 1996 under Item 5.

to the traditional surgical procedure over a period of three years, with substantially fewer complications. Published studies have also shown that Trimedyne's laser procedure can be safely performed on an outpatient basis for at least $2,000 per case less than the cost of the traditional surgical procedure.




                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                TRIMEDYNE, INC.



Date:         May 15, 1996              s/ MARVIN P. LOEB
                                        -------------------------
                                        Marvin P. Loeb
                                        Chairman and
                                        Chief Executive Officer


Date:         May 15, 1996              s/ PETER T. HYDE
                                        -------------------------
                                        Peter T. Hyde
                                        President and
                                        Chief Operating Officer


Date:         May 15, 1996              s/ JAMES L. KELLY
                                        -------------------------
                                        James L. Kelly
                                        Vice President-Finance,
                                        Chief Financial Officer and
                                        Chief Accounting Officer