Form 10-Q
period 1996-06-30
TRIMEDYNE INC
filed 1996-08-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
June 30, 1996                                                   0-10581


                                TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


            NEVADA                                    36-3094439
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

Yes    x      No
    --------     --------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

             Class                     Outstanding at August 13, 1996
- ------------------------------------   ------------------------------
Common Stock, $.01 par value            10,885,147 shares (excluding
                                        101,609 shares held as
                                        Treasury Shares)

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                                              JUNE 30,       SEPTEMBER 30,
                                                                                               1996              1995
                                                                                            ==========       ============
 Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .            $  3,053,000        $  1,367,000
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,434,000           3,048,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $319,000 and $315,000 . . . . . . . . . . . . . . . . . . . .               2,420,000           2,098,000
   Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,808,000           5,798,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 596,000             712,000
                                                                                          ------------        ------------

         Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .              18,311,000          13,023,000
                                                                                          ------------        ------------

 Net Properties (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,306,000           1,368,000
                                                                                          ------------        ------------

 Prepaid royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 293,000             355,000

 Intangible assets, net of accumulated amortization of
        $364,000 and $315,000  . . . . . . . . . . . . . . . . . . . . . . . .                 294,000             294,000
                                                                                          ------------        ------------

                                                                                          $ 20,204,000        $ 15,040,000
                                                                                          ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    688,000        $  1,021,000
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,363,000           1,833,000
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 158,000              87,000
                                                                                          ------------        ------------

     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .               3,209,000           2,941,000
                                                                                          ------------        ------------


 Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 165,000             142,000
                                                                                          ------------        ------------

 Stockholders' Equity:
   Common stock - .01 par value; 15,000,000 shares authorized,
     10,885,147 and 9,573,910  shares issued . . . . . . . . . . . . . . . . .                 110,000              96,000
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .              41,960,000          35,007,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (24,483,000)        (21,446,000)
   Notes receivable under stock option plans . . . . . . . . . . . . . . . . .                                    (982,000)
   Unrealized gain on securities available for sale. . . . . . . . . . . . .                   (44,000)             (5,000)
                                                                                          ------------        ------------
                                                                                            17,543,000          12,670,000
                                                                                          ------------        ------------


 Less shares of common stock in treasury,
   at cost; 101,609 and 101,609 shares . . . . . . . . . . . . . . . . . . . .                (713,000)           (713,000)
                                                                                          ------------        ------------
    Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .              16,830,000          11,957,000
                                                                                          ------------        ------------
                                                                                          $ 20,204,000        $ 15,040,000
                                                                                          ============        ============

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                   ---------------------------         ----------------------------
                                                                       1996            1995              1996              1995
                                                                   ------------     ----------         ---------         ----------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,390,000     $3,521,000        $  9,324,000     $ 9,807,000

Costs and Expenses:

  Cost of goods sold  . . . . . . . . . . . . . . . . . . .           1,816,000      2,046,000           5,295,000       5,848,000
  Selling, general and administrative . . . . . . . . . . .           2,196,000      1,754,000           5,635,000       5,079,000
  Research and development  . . . . . . . . . . . . . . . .             620,000        654,000           1,676,000       2,009,000
                                                                   ------------     ----------        ------------     -----------
       Total Costs and Operating Expenses . . . . . . . . .           4,632,000      4,454,000           12,606,00      12,936,000
                                                                   ------------     ----------        ------------     -----------

Loss from Operations  . . . . . . . . . . . . . . . . . . .         (1,242,000)       (933,000)         (3,282,000)     (3,129,000)

Other Income (expense):

   Interest income  . . . . . . . . . . . . . . . . . . . .              74,000         71,000             250,000         255,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .             (4,000)         19,000              18,000           6,000
   Minority interest in consolidated subsidiary company . .             (5,000)         (9,000)            (23,000)        (24,000)
                                                                   ------------     ----------         -----------     -----------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . .        ($1,177,000)      ($852,000)        ($3,037,000)    ($2,892,000)
                                                                   ------------     ----------         -----------     -----------
Net Loss per Share (Note 4) . . . . . . . . . . . . . . . .             ($0.11)         ($0.09)             ($0.31)         ($0.31)
                                                                   -----------      ----------         -----------     -----------

Weighted average number of shares outstanding . . . . . . .         10,365,291       9,451,701           9,818,280       9,448,635
                                                                   -----------      ----------         -----------     -----------





     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED,
                                                                                           JUNE 30,
                                                                            --------------------------------------
                                                                                  1996                     1995
                                                                               ---------                ----------
Cash flows from operating activities:                                       ($3,037,000)               ($2,892,000)
   Net loss
Adjustment to reconcile net loss to net cash used
 for operating activities:
   Depreciation and amortization                                                367,000                    409,000
   Loss on disposal of assets                                                                               18,000
   Disposition of inventories                                                                              (45,000)
   Reversal of provision for excess and
     obsolete inventory                                                         (20,000)
   Minority interest in earnings of subsidiary                                   23,000                     17,000
   Gain on disposal of assets                                                    (2,000)
Changes in operating assets and liabilities:
   (Increase) decrease in trade accounts receivable, net                       (322,000)                   277,000
   Decrease (increase) in inventories                                            10,000                   (758,000)
   Decrease  (increase) in other current assets                                 115,000                   (307,000)
   Decrease in prepaid royalties                                                 63,000                     63,000
   Decrease in accounts payable                                                (333,000)                  (641,000)
   (Increase) decrease in accrued expense                                       530,000                     25,000
   Increase (decrease) in deferred income                                        71,000                    (51,000)
                                                                            -----------                -----------
Net cash used for operating activities                                       (2,535,000)                (3,885,000)
                                                                            -----------                -----------

Cash flows from investing activities:
   Capital expenditures                                                        (255,000)                  (262,000)
   Patent expenditures                                                          (48,000)                   (38,000)
   Sale of marketable securities                                              2,029,000                  1,523,000
   Purchase of marketable securities                                         (5,454,000)
                                                                            -----------                -----------
  Net cash provided by (used for) investing activities                       (3,728,000)                 1,223,000
                                                                            -----------                -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                    2,073,000                      1,000
   Net proceeds from exercise of warrants                                       309,000
   Payments received on notes receivable under stock options plan               982,000
   Sale of stock (Note 3)                                                     4,585,000
                                                                            -----------                -----------
   Net cash provided by financing activities                                  7,949,000                      1,000
                                                                            -----------                -----------
Net increase (decrease) in cash and cash equivalents                          1,686,000                 (2,661,000)
                                                                            -----------                -----------
Cash and cash equivalents at beginning of period                              1,367,000                  3,183,000
                                                                            -----------                -----------
Cash and cash equivalents at end of period                                   $3,053,000                $   522,000
                                                                            ===========                ===========




     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



NOTE 1

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1996 and September 30, 1995, the results of operations and of cash flows for the periods ended June 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

                                                                            June 30, 1996       September 30, 1995
                                                                            -------------       ------------------
 Inventories consist of the following:

    Raw material . . . . . . . . . . . . . . . . . . . . . . . . .            $ 3,442,000             $ 3,362,000
    Work-in-process  . . . . . . . . . . . . . . . . . . . . . . .              1,535,000                 633,000
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . .              3,554,000               4,546,000
                                                                                ---------             -----------
                                                                                8,531,000               8,541,000

    Inventory reserve  . . . . . . . . . . . . . . . . . . . . . .             (2,723,000)             (2,743,000)
                                                                              -----------             -----------
 Net inventory . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 5,808,000             $ 5,798,000
                                                                              ===========             ===========

 Net properties consist of the following:

    Furniture and equipment  . . . . . . . . . . . . . . . . . . .            $ 4,852,000             $ 4,593,000
    Leasehold improvements . . . . . . . . . . . . . . . . . . . .                278,000                 278,000
    Construction in progress . . . . . . . . . . . . . . . . . . .                 66,000                  72,000
                                                                              -----------             -----------
                                                                                5,196,000               4,943,000


    Accumulated depreciation and amortization  . . . . . . . . . .             (3,890,000)             (3,575,000)
                                                                              -----------             -----------

 Net properties  . . . . . . . . . . . . . . . . . . . . . . . . .            $ 1,306,000             $ 1,368,000
                                                                              ===========             ===========

NOTE 3

During the quarter ended June 30, 1996 the Company completed offshore sales under Regulation S of an aggregate of 855,000 shares of common stock along with 338,750 warrants (exercisable at an average price of $6.71 per share), resulting in gross proceeds of approximately $4.9 million. The exercise of stock options by employees, repayment of option exercise loans and the exercise of outstanding warrants resulted in the receipt of approximately $3.4 million in cash proceeds in the quarter ended March 31, 1996.

NOTE 4

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

RESULTS OF OPERATIONS

Quarter ended June 30, 1996 compared to quarter ended June 30, 1995

During the quarter ended June 30, 1996, net sales decreased 4% from the same fiscal 1995 quarter ($3,390,000 vs. $3,521,000). For the current quarter, the Company incurred a loss from operations of $1,242,000, compared to a loss from operations of $933,000 for the year earlier period. The net loss for the quarter ended June 30, 1996, was $1,177,000, compared to a net loss of $852,000 in the same quarter of the previous year.

The 4% decline in net sales in the current quarter compared to the year ago quarter resulted from a decline in urology laser sales ($60,000 vs. $200,000) and a 14% decline ($772,000 vs. $894,000) in revenues of Poly-Optical Products, Inc. ("Poly-Optical"). Partially offsetting the above, revenues from orthopedic lasers and disposables increased by 4% ($2,273,000 vs. $2,192,000). While revenues from sales of urology fibers increased slightly, the increase was not meaningful and future prospects in urology are at this time uncertain.

Cost of goods sold was 53.6% of net sales in the third quarter of fiscal 1996, compared to 58.1% for the third quarter of fiscal 1995. The decrease in cost of goods as a percentage of sales was primarily due to costs incurred in the prior fiscal year associated with the introduction of the higher powered Holmium Laser, offset in part by royalty expenses incurred on orthopedic sales which were not covered by a license agreement in the prior year.

Selling, general and administrative expenses increased to $2,196,000, for the current quarter compared to $1,754,000 for the quarter ended June 30, 1995. The increase in selling, general and administrative expenses was primarily due to increased legal expenses incurred in connection with the Company's lawsuits against C.R. Bard and SLT, offset in part by generally lower operating expenses.

Research and development expenditures for the quarter ended June 30, 1996, decreased 5% ($620,000 vs. $654,000) due to a decrease in costs associated with development work on the Holmium and Neodymium:YAG Lasers, which has been largely completed.

Year to date 1996 compared to year to date 1995

Net sales declined $483,000 or 5% in the first nine months of the current fiscal year, compared to the same period a year ago. This decline is attributed primarily to a decline in sales of Nd:Yag lasers for use in urology ($182,000), lower royalties on urology fiber sales from C.R. Bard ($159,000), and lower revenues of Poly-Optical ($133,000).

Cost of goods sold was 56.8% of net sales in the first nine months of fiscal 1996, compared to 59.6% of net sales for the same period of fiscal 1995. The decrease in cost of goods as a percentage of sales was primarily due to costs incurred in the prior fiscal period associated with the introduction of the higher powered Holmium Laser, offset in part by royalty expenses on orthopedic revenues, and a lower overall level of operating expenses. As a result of these factors, gross margins in absolute dollars for the current fiscal period increased by $70,000 compared to the prior fiscal period.

For the year to date, selling and general and administrative expenses increased by 11% or $556,000. This increase was due principally to legal expenses incurred in connection with the Company's lawsuits against C.R. Bard and SLT, offset in part by generally lower operating expenses.

Research and Development expenses declined by 17%, or $333,000, due to the decrease in cost associated with development work on the Holmium and Nd:YAG lasers, which has been largely completed. It is anticipated the research and development expenditures will increase gradually over the next several quarters.

Liquidity and Capital Resources

The Company's working capital increased from $10,082,000 at September 30, 1995 to $15,102,000 at June 30, 1996, of which $9,487,000 is cash and equivalents and marketable securities. During the quarter ended June 30, 1996 the Company completed offshore sales under Regulation S of an aggregate of 855,000 shares of common stock along with 338,750 warrants (exercisable at an average price of $6.71 per share), resulting in proceeds of approximately $4.9 million. The exercise of stock options by employees, repayment of option exercise loans and the exercise of outstanding warrants resulted in the receipt of approximately $3.4 million in the prior quarter.

                                    PART II.

OTHER INFORMATION

ITEM 1.               Legal Proceedings

              In January 1995, the Company filed a lawsuit in the United States District of California against Surgical Laser Technologies, Inc. ("SLT") of Oaks, Pennsylvania for infringement of three United States patents. The Court earlier found that SLT did not infringe two of these patents and, in July 1996, the Court found that SLT did not infringe the third patent. The Company believes that the Court's decisions are in error, and the Company is presently considering if it will appeal any or all of the decisions.

ITEM 2.       Changes in Securities                              None

ITEM 3.       Defaults Upon Senior Securities                    None

ITEM 4.       Submission of Matters to Vote of Security Holders

              a) Annual Stockholders Meeting of Trimedyne, Inc. was held on April 1, 1996.

              b)          The director elected at the meeting was:

                          Donald Baker

              c) The proposal presented to the stockholders and the voting results were:

                                      For                Against
                                      ---                -------
      Donald Baker                 8,236,270             557,620

              d) Proposal to approve the Trimedyne, Inc. 1996 Incentive an Non-Qualified Stock Option Plan

                     For              Against         Withheld
                     ---              -------         --------
                     6,838,051        990,584          964,755

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


                                TRIMEDYNE, INC.



Date:        August 13, 1996                    s/ MARVIN P. LOEB
                                                ----------------------------
                                                Marvin P. Loeb
                                                Chairman and
                                                Chief Executive Officer


Date:         August 13, 1996                   s/ PETER T. HYDE
                                                ----------------------------
                                                Peter T. Hyde
                                                President and
                                                Chief Operating Officer


Date:         August 13, 1996                   s/ JAMES L. KELLY
                                                ----------------------------
                                                James L. Kelly
                                                Vice President-Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer