Form 10-K405/A
period 1996-09-30
TRIMEDYNE INC
filed 1997-01-29
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     ______________________________________________________________________


                                  FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996       COMMISSION FILE NO. 0-10581

      ____________________________________________________________________

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

  ____________________________________________________________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

  ___________________________________________________________________________

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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            -------

                                    PART III

ITEM 10. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


         The following table sets forth the names, ages and offices of all of the directors and executive officers of the Company:



Name                              Age       Office Held
----                              ---      ------------
Marvin P. Loeb                    70      Director, Chairman of the Board
                                          of Directors, and
                                          Chief Executive Officer

Peter T. Hyde                     49      Director,
                                          President
                                          and Chief Operating Officer

Donald Baker                      67      Director

Bruce N. Barron                   41      Director

Richard F. Horowitz               56      Director

James L. Kelly                    49      Vice President-Finance, Treasurer
                                          and Chief Financial Officer

L. Dean Crawford                  52      Vice President-Operations/Research
                                          and Development

Richard A. Demmer                 65      Vice President of International
                                          Sales, and Secretary



                                   DIRECTORS


         Marvin P. Loeb has been a director of the Company since 1980, Chairman of the Board of the Company since March 1981, Chief Executive Officer of the Company since April 1991 and he served as President of the Company from April 1991 until November 1992. He has been a Director of Pharmos, Inc. (formerly Pharmatec, Inc.), a publicly-held company developing drug delivery systems, since December 1982 and Chairman from that date until October 1992. Since May 1986, he has been Chairman and a director of Cardiomedics, Inc., a privately held company which is developing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb was a Director of Gynex Pharmaceuticals, Inc., (now Biotechnology General Corporation), a publicly-held pharmaceutical manufacturer, from April 1986 until August 1993, and was its Chairman from April 1986 to August 1992. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company engaged in the development of a feminine hygiene product. From December 1979, he was Chairman of Automedix Sciences, Inc., (now COMC, Inc.), a publicly held company in the voice and data telecommunications business, of which he continues to serve as a Director. Since 1980, Mr. Loeb has been a director of Contracap, Inc.,

(Chairman from 1988 to 1993), a publicly held company which was developing a contraceptive product and is now inactive. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb is Mr. Barron's father-in-law. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.



         Peter T. Hyde has been a director of the Company since January 1993. He has been the President and Chief Operating Officer of the Company since November, 1992. Prior to this appointment, he was a consultant for the Company from August 1992 until November 1992. From March 1982 until August 1992, Mr. Hyde held numerous management positions at Alcon Surgical Inc., Fort Worth, Texas, an ophthalmic company (from November 1986 to March 1989 he served as Director of Sales and Marketing, Instrumentation; from March 1989 to October 1989 he was Vice President of Marketing, and from October 1989 to August 1992 he was Vice President of Sales and Marketing, Instrumentation). Mr. Hyde holds a Bachelor of Science degree from the United States Military Academy at West Point.



         Donald Baker has been a director of the Company since May 1983. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. Mr. Baker recently retired as Secretary, General Counsel and a Director of Air South, Inc., an airline operating in the Southeast. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker is a Director of the Mid-America Committee on International Business and Government Cooperation, Chicago, Automedix Sciences, Inc. (now COMC, Inc.), and Cardiomedics, Inc. He is a member of the Illinois, Chicago and American Bar Associations.



         Bruce N. Barron has been a director of the Company since August 1988 and was also a director of the Company from May 1980 to March 1983. Since April 1995 he has been President and CEO of Molecular Geriatrics Corporation, a privately owned company developing pharmaceuticals to treat and a diagnostic to detect, Alzheimer's Disease, having been Chief Financial Officer since September 1993 and a director since June 1994. He was Chief Financial Officer and a director of Gynex Pharmaceuticals, Inc., (now Biotechnology General Corporation), from May 1985 to August 1993 and Secretary from November 1985 to July 1989. He was Vice President-Finance and a director of Contracap, Inc. from April 1988 to June 1993, President and Chief Executive Officer of Pharmos, Inc., a biotechnology company, from July 1990 to October 1992, a director of Pharmos, Inc., from August 1988 to October 1992, and from July 1985 to July 1986 (Vice President Finance from July 1985 to July 1987); a director of Xtramedics, Inc., (now Athena Medical Corporation) from September 1988 to June 1994, Vice Chairman and Chief Executive Officer from September 1989 to February 1994, and Vice President-Finance from September 1988 to September 1989; a director of Automedix Sciences, Inc., (now COMC, Inc.) from 1984 to August 1996, and Secretary/Treasurer from December 1987 to August 1996, and a director of Cardiomedics, Inc. since May 1986. Members of Mr. Barron's family, but not Mr. Barron, are beneficiaries of a trust established by Mr. Loeb. Mr. Barron holds a B.S. degree in Accounting from the University of Illinois.



         Richard F. Horowitz has been a director of the Company since April 1983. He was a director of Gynex Pharmaceuticals, Inc., (now Biotechnology General Corporation), from August 1988 to August 1992 and has been a Director of Automedix Sciences, Inc. (now COMC, Inc.) since November 1988 and of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 31 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Heller, Horowitz & Feit, P.C. has been securities counsel to the Company and to other entities with which Mr. Loeb is associated. Mr. Horowitz is a graduate of Columbia College and Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

                               EXECUTIVE OFFICERS

         The executive officers of the Company who are not also directors are:


         James L. Kelly, has been Vice President-Finance, Treasurer, and Chief Financial Officer of the Company since April 1992. Prior to joining the Company he served as Vice President-Finance and Chief Financial Officer for Newport Printing Systems from July 1989 until April 1992. From October 1986 until July 1989 Mr. Kelly served as Corporate Controller for Printronix Inc. Mr. Kelly holds a B.S. degree in Accounting from the University of Bridgeport (Connecticut) and is a CPA.



         L. Dean Crawford, has been Vice President-Operations/Research & Development since July 1995 and Vice President- Delivery Systems since May 1992. Mr. Crawford has been with the Company since February 1989. Before joining the Company, he was a manufacturing engineer and R&D Section Manager for Baxter Edwards Critical Care Division. Mr. Crawford has a Bachelors and Masters of Engineering Degree in Mechanical Engineering from Brigham Young University.



         Richard A. Demmer, is currently Vice President of International Sales and Corporate Secretary since 1990. Mr. Demmer had been Executive Vice President and Secretary of the Company and President, Industrial Products Division (Poly-Optical Products, Inc. and Laser Ionics, Inc.) since September 1987. He had been Secretary-Treasurer of the Company from September 1987 through November 1988 and previously served in that capacity from September 1985 to December 1986. He had been Vice President and General Manager, Industrial Products Division since September 1986. Prior to September 1986, Mr. Demmer was Vice President and General Manager (since 1978) and a Director (since April
1985) of the Company's subsidiary, Poly-Optical Products, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

          The following table sets forth the executive compensation paid during the fiscal years ended September 30, 1996, 1995 and 1994 to all Executive officers of Trimedyne who earned more than $100,000 in combined salary and bonus in fiscal 1996:
                                    TABLE I
                              SUMMARY COMPENSATION


                                                                              Long-Term
                                                                         Compensation Awards
                                                                         -------------------
                                           Annual Compensation (1)           Securities
                                           -----------------------           Underlying         All Other
Name of Individual                            Salary        Bonus             Options         Compensation
and Principal Position            Year         ($)           ($)                (#)              ($)(2)
----------------------            ----     -----------   -----------         -----------     --------------
Marvin P. Loeb, Chairman          1996         199,518             -            60,000             12,487
of the Board and Chief            1995         189,858             -                 -             12,770
Executive Officer                 1994         184,698             -            30,000              9,668

Peter T. Hyde, President          1996         175,268             -            40,000             15,444
and Chief Operating Officer       1995         172,200             -                 -             14,516
                                  1994         171,509        11,881            25,000             15,653

James L. Kelly, V.P. Finance      1996         108,303             -            17,000              7,495
and Chief Financial and           1995         104,453             -            55,000(3)           7,404
Accounting Officer                1994         100,387             -            10,000              7,298

Richard A. Demmer, V.P.           1996          84,773        19,057             7,500              8,282
of International Sales,           1995          80,581        13,029             4,000              7,633
Secretary                         1994          90,504             -                 -              8,248



(1) Amounts shown include cash and non-cash compensation earned and received by executive officers.

(2) Amounts of Other Annual Compensation shown for officers include the cost of (i) car allowances and expenses, and (ii) costs of 401(k) matching contributions


(3)      Includes 49,500 options that were repriced.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth the number of options granted and the estimated grant date present value for the named executive officers during the fiscal year ended September 30, 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                         Potential Realizable
                                                                                         Value at
                                                                                         Assumed Annual
                                           % of Total                                    Rates of
                     Number of             Options/SARs                                  Stock Price
                     Securities            Granted to       Exercise                     Appreciation for
                     Underlying            Employee         or Base                      Option Term(3)
                     Options/SAR           in Fiscal        Price(2)      Expiration     ---------------------
Name                 Granted (#) (1)       Year             ($/Share)     Date           5%           10%
--------------       ---------------       ------------     ---------     ----------     --------     --------
Marvin P. Loeb          60,000               12.2             6.63        05/17/06       $250,174     $633,991

Peter T. Hyde           40,000                8.2             6.63        05/17/06       $166,783     $422,661

James L. Kelly          17,000                3.5             6.63        05/17/06       $ 70,883     $179,631

Richard A. Demmer        7,500                1.5             6.63        05/17/06       $ 31,272     $ 79,249


(1) All options were granted under the Company's Incentive Stock Option Plan on May 17, 1996. Each of the options vest over five years from the grant date and are exercisable one year from the grant date. Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(2) The exercise price per share of the option granted represented the fair market value of the underlying shares of common stock on the date the respective options were granted.

(3) The potential realizable value is calculated from the closing price of Common Stock on May 17, 1996, the date of grant to officers. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any, are dependent on the future performance of the Common Stock, as well the continued employment of the Named Executive Officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code of 1986, as amended (the "Code"), and any applicable state laws.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table concerning the exercise of options during the 1995 fiscal year and unexercised options held as of the end of such fiscal year.

                         FISCAL YEAR-END OPTION VALUES


                                                   NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                      UNEXERCISED  OPTIONS/SAR           IN-THE-MONEY OPTIONS
                                                        AT FY END (#) (1)                 AT FY END ($) (2)
                         ------------------------------------------------------------------------------------------
                        SHARES
                      ACQUIRED ON      VALUE                             UN-                              UN-
                      EXERCISE(#)    REALIZED($)     EXERCISABLE     EXERCISABLE      EXERCISABLE      EXERCISABLE
                      -----------    -----------    -------------    -----------      -----------      -----------
LOEB, MARVIN P.              0              0         30,000              90,000               0                0

HYDE, PETER T.         120,000        824,768          5,000             115,000               0                0

KELLY, JAMES L.         22,000        214,271         12,600              37,400          10,344           17,074

DEMMER, RICHARD A.      27,000        241,154          7,800              26,700           6,418           15,952


1) Non-Qualified Stock Options granted have a term of six years, and Incentive Stock Options granted have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable over periods of two, three, or four years for Non- Qualified Stock options and five years for Incentive Stock Options from dates of grant. See footnote 1 to "Executive Compensation - Option/SAR Grants in Last Fiscal Year" above for additional information or general terms which apply to all stock option awards made.


2) Values were calculated by multiplying the closing market price of Trimedyne Common Stock at September 30, 1996 ($4.31 per share as reported by NASDAQ on that date) by the respective number of in-the-money options shares and subtracting the option price. For this calculation only those options with an exercise price greater than $4.31 per share were taken into consideration. No dollar value means that the market price is lower than the exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT

         The following transactions occurred during fiscal 1996 in which the present directors, officers and key employees of the Company had a direct or indirect material interest. The Company believes that the terms of the transactions described below are as favorable as could have been obtained with unaffiliated third parties.


         Mr. Horowitz, a director of the Company, is a member of the firm of Heller, Horowitz & Feit, P.C., securities counsel to the Company. Heller, Horowitz & Feit, P.C. also represents other companies of which Mr. Loeb is a director, officer and/or controlling stockholder. During the fiscal year ended September 30, 1996, the Company paid $39,692 to this law firm. Mr. Barron, a director, is also a consultant to the Company and was compensated at the rate of $2,800 per month receiving a total of $33,600 in fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Trimedyne, Inc.

Date: January 28, 1997              /s/ Marvin P. Loeb
                                    ---------------------------------
                                    Marvin P. Loeb,
                                    Chairman and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                       DATE
---------                          -----                       ----
/s/ Marvin P. Loeb                 Chairman of the             Jan. 28, 1997
---------------------------        Board of Directors
Marvin P. Loeb                     Chief Executive Officer


/s/ Peter T. Hyde                  President and               Jan. 28, 1997
----------------------------       Chief Operating
Peter T. Hyde                      Officer


/s/ Donald Baker                   Director                    Jan. 28, 1997
---------------------------
Donald Baker

/s/ Bruce N. Barron                Director                    Jan. 28, 1997
--------------------------
Bruce N. Barron

                                   Director
------------------------
Richard F. Horowitz

/s/ James L. Kelly                 Vice President-             Jan. 28, 1997
---------------------------        Finance and
James L. Kelly                     Chief Financial
                                   and Accounting Officer

                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                  1996             1995             1994
                                                           -----------      -----------      -----------
Net revenues                                               $12,488,000      $13,041,000      $13,393,000
Costs of goods sold                                          7,779,000        8,581,000        7,244,000
                                                           -----------      -----------      -----------

Gross Profit                                                 4,709,000        4,460,000        6,149,000
Selling, general and administrative
  expenses                                                   7,437,000        7,067,000        6,345,000
Research and development expenses                            2,378,000        2,599,000        2,578,000
                                                           -----------      -----------      -----------

Loss from operations                                        (5,106,000)      (5,206,000)      (2,774,000)
Other income (expense):
  Interest income                                              395,000          309,000          359,000
  Minority interest in earnings
    of consolidated subsidiary company                         (25,000)         (29,000)         (25,000)
Other                                                            7,000         (364,000)         175,000
                                                           -----------      -----------       -----------

Loss before income taxes                                    (4,729,000)      (5,290,000)      (2,265,000)
                                                           -----------      -----------       -----------

Income tax provision (Note 5)
Net loss                                                   $(4,729,000)     $(5,290,000)     $(2,265,000)
                                                           ===========      ===========      ===========

Net loss per share (Note 2)                                $      (.47)     $      (.56)     $      (.25)
                                                           ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements



                                      F-4