Form 10-Q
period 1996-12-31
TRIMEDYNE INC
filed 1997-02-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     Commission File Number
DECEMBER 31, 1996                                                        0-10581
-----------------                                                        -------


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified  in its charter)



             NEVADA                                       36-3094439
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification Number)


                   2801 BARRANCA ROAD, IRVINE, CA         92606
             (Address of principal executive offices)   (Zip Code)


                                 (714/559-5300)
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

             Class                            Outstanding at February 11, 1997
-----------------------------                 --------------------------------
Common Stock, $.01  par value                 10,895,747 shares (excluding
                                              101,609 shares held as treasury
                                              shares)

                                TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I            Financial Information

       ITEM 1.    Financial Statements

                  Condensed Consolidated Balance Sheets                    3

                  Condensed Consolidated Statements of Operations          4

                  Condensed Consolidated Statements of Cash Flows          5

                  Notes to Condensed Consolidated Financial Statements     6

       ITEM  2.   Management's Discussion and Analysis of  Financial
                  Condition and results of Operations                      7

PART II.          Other  Information                                       8

SIGNATURE PAGE                                                             9

                                TRIMEDYNE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                        1996                 1996
                                                                     ------------        -------------
                                                     ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . .            $ 4,139,000          $ 5,575,000
   Marketable securities  . . . . . . . . . . . . . . . .              2,530,000            2,525,000
   Trade accounts receivable, net of allowance for
      doubtful accounts of $243,000 and $337,000  . . . .              2,393,000            2,512,000
   Inventories (Note 2)   . . . . . . . . . . . . . . . .              5,551,000            5,214,000
   Other    . . . . . . . . . . . . . . . . . . . . . . .                360,000              395,000
                                                                     -----------          -----------
      Total current assets  . . . . . . . . . . . . . . .             14,973,000           16,221,000
Net properties (Note 2) . . . . . . . . . . . . . . . . .              1,169,000            1,224,000
                                                                     -----------          -----------
Intangible assets, net of accumulated amortization of
   $383,000 and $373,000  . . . . . . . . . . . . . . . .                295,000              294,000
                                                                     -----------          -----------
                                                                     $16,437,000          $17,739,000
                                                                     ===========          ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . .            $   450,000          $   683,000
   Accrued expenses   . . . . . . . . . . . . . . . . . .              1,336,000            1,433,000
   Deferred income  . . . . . . . . . . . . . . . . . . .                139,000              186,000
                                                                     -----------          -----------
   Total current liabilities  . . . . . . . . . . . . . .              1,925,000            2,302,000
                                                                     -----------          -----------
Minority interest . . . . . . . . . . . . . . . . . . . .                172,000              167,000
                                                                     -----------          -----------
Stockholders' equity:
   Common stock - .01 par value; 15,000,000 shares authorized,
      10,997,356 and 9,573,910 shares issued  . . . . . .                110,000              110,000
   Capital in excess of par value   . . . . . . . . . . .             42,082,000           42,081,000
   Accumulated deficit  . . . . . . . . . . . . . . . . .            (27,099,000)         (26,175,000)
   Unrealized gain (loss) on securities available for sale               (40,000)             (33,000)
                                                                     -----------          -----------
                                                                      15,053,000           15,983,000
   Less shares of common stock in treasury, at cost;
      101,609 and 101,609 shares  . . . . . . . . . . . .               (713,000)            (713,000)
                                                                     -----------          -----------
   Total stockholders' equity   . . . . . . . . . . . . .             14,340,000           15,270,000
                                                                     -----------          -----------
                                                                     $16,437,000          $17,739,000
                                                                     ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                        ------------------------------
                                                                            1996              1995
                                                                        -----------         ----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .               $ 2,869,000         $2,964,000

Costs and expenses:

   Cost of goods sold   . . . . . . . . . . . . . . . . .                 1,615,000          1,714,000
   Selling, general and administrative  . . . . . . . . .                 1,574,000          1,687,000
   Research and development   . . . . . . . . . . . . . .                   686,000            481,000
                                                                        -----------         ----------
        Total costs and operating expenses  . . . . . . .                 3,875,000          3,882,000
                                                                        -----------         ----------
Loss from operations  . . . . . . . . . . . . . . . . . .                (1,006,000)          (918,000)

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . .                    97,000             50,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . .                   (10,000)           (10,000)
   Minority interest in consolidated subsidiary   . . . .                    (5,000)            (8,000)
                                                                        -----------         ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .               $  (924,000)        $ (886,000)
                                                                        ===========         ==========

Net loss per share (Note 3) . . . . . . . . . . . . . . .                    $(0.08)            $(0.09)
                                                                        ===========         ==========
Weighted average number of shares outstanding . . . . . .                10,895,117          9,472,301
                                                                        ===========         ==========





     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE,  INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                     --------------------------------
                                                                         1996                 1995
                                                                     -----------          -----------
Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .             $ (924,000)          $ (886,000)
Adjustment to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization    . . . . . . . . . . .                107,000              118,000
   Provision for excess and obsolete inventory    . . . .                  9,000                5,000
   Minority interest in earnings of subsidiary    . . . .                  5,000                9,000
Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net   . . . . .                119,000              103,000
   (Increase) in inventories    . . . . . . . . . . . . .               (346,000)              89,000
   Decrease in other current assets   . . . . . . . . . .                 35,000              (36,000)
   Decrease in prepaid royalties  . . . . . . . . . . . .                     --               21,000
   Decrease in accounts payable   . . . . . . . . . . . .               (233,000)            (287,000)
   Decrease in accrued expenses . . . . . . . . . . . . .                (97,000)            (296,000)
   (Decrease) Increase in deferred income . . . . . . . .                (47,000)              85,000
                                                                      ----------           ----------
Net cash used for operating activities                                (1,372,000)          (1,075,000)
                                                                      ----------           ----------
Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . .                (42,000)             (59,000)
   Patent expenditures    . . . . . . . . . . . . . . . .                (11,000)             (25,000)
   Purchase/Sale of marketable securities . . . . . . . .                (12,000)             504,000
                                                                      ----------           ----------
Net cash provided by investing activities . . . . . . . .                (65,000)             420,000
                                                                      ----------           ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options  . . . . . . .                  1,000
                                                                      ----------           ----------
Net cash provided by financing activities . . . . . . . .                  1,000                    0
                                                                      ----------           ----------
Net (decrease) increase in cash and cash equivalents  . .             (1,436,000)            (655,000)

Cash and cash equivalents at beginning of period  . . . .              5,575,000            1,367,000
                                                                      ----------           ----------
Cash and cash equivalents at end of period  . . . . . . .             $4,139,000           $  712,000
                                                                      ==========           ==========


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

NOTE 1.  THE COMPANY

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1996 and September 30, 1996, the results of operations and of cash flows for the three month periods ended December 31, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2.  INVENTORY AND PROPERTIES

                                                                Dec. 31, 1996        Sept. 30, 1996
                                                                -------------        --------------
Inventories consist of the following:

   Raw Material   . . . . . . . . . . . . . . . .                 $3,724,000           $3,280,000
   Work-in-process  . . . . . . . . . . . . . . .                  1,405,000            1,584,000
   Finished goods   . . . . . . . . . . . . . . .                  3,526,000            3,445,000
                                                                  ----------           ----------
         Total inventory  . . . . . . . . . . . .                  8,655,000            8,309,000

   Inventory reserve  . . . . . . . . . . . . . .                 (3,104,000)          (3,095,000)
                                                                  ----------           ----------
Net inventory . . . . . . . . . . . . . . . . . .                 $5,551,000           $5,214,000
                                                                  ==========           ==========

Net properties consist of the following:

   Furniture and equipment  . . . . . . . . . . .                 $4,980,000           $4,887,000
   Leasehold improvements   . . . . . . . . . . .                    278,000              278,000
   Construction in progress   . . . . . . . . . .                     20,000               71,000
                                                                  ----------           ----------
         Total Properties . . . . . . . . . . . .                  5,278,000            5,236,000
   Accumulated depreciation and amortization
         of leasehold improvements  . . . . . . .                 (4,109,000)          (4,012,000)
                                                                  ----------           ----------
Net properties  . . . . . . . . . . . . . . . . .                 $1,169,000           $1,224,000
                                                                  ==========           ==========


NOTE 3.  LOSS PER SHARE

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive.

NOTE 4.  SUBSEQUENT EVENT

The Company completed the sale of all of the assets of its 90% owned subsidiary, Poly-Optical Products, Inc. ("Poly") in an all cash transaction to an independent privately held company. The sale of Poly will result in a gain of approximately $700,000 which will be recorded in the second fiscal quarter. In the fiscal year ended September 30, 1996, Poly had revenues of approximately $3 million and income from operations of $252,000.

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

Quarter ended December 31, 1996 compared to quarter ended December 31, 1995.

During the quarter ended December 31, 1996, Trimedyne's net revenues decreased 3% from the same quarter of the previous year ($2,869,000 vs. $2,964,000).
For the current quarter, the Company incurred a loss from operations of $1,006,000, compared to a loss of $918,000 for the year earlier period. The net loss for the quarter ended December 31, 1996, was $924,000, or $0.08 per share, based on 10,895,117 weighted average number of shares outstanding, as compared to a net loss of $886,000, or $0.09 per share, based on 9,472,301 weighted average number of shares outstanding, in the same quarter of the previous year.

The Company believes that the 3% decline in revenue was due to continued restrictions in hospital budgets for capital equipment which delayed some sales anticipated during the December quarter. Holmium and YAG lasers sales decreased $244,000 or 18% of capital equipment revenue. Service revenue increased by $80,000 or 98% of service revenue. Sales of disposable orthopedic delivery systems have increased in each successive quarter over the last five quarters, and this growth is anticipated to continue. For the current quarter, orthopedic probes increased $179,000 or 27%, compared to the year ago quarter.

Cost of goods sold was 56.3% of net sales in the first quarter of fiscal 1997 compared to 57.8% for the first quarter of fiscal 1996. The decrease in cost of goods sold as a percentage of revenues was due to the slightly higher margins on delivery system sales which accounted for a larger portion of sales in the current quarter.

Selling, general and administrative expenses decreased to $1,574,000 for the current quarter compared to $1,687,000 for the quarter ended December 31, 1995. The decrease in selling, general and administrative expenses is attributed to the decrease in legal expenses incurred in connection with patent litigation in the current quarter compared to the year ago quarter. This decrease was partially offset by the incurrence of approximately $200,000 in expenses, principally in administrative costs in connection with the organization and start up costs associated with the Company's new subsidiary, Cardiodyne, Inc.

Research and development expenditures for the quarter ended December 31, 1996, increased 43% ($686,000 vs. $481,000) due to the increase in costs associated with advanced development work on a new Erbium laser, the new cosmetic laser and the new TMR laser being developed for the treatment of severe cardiac disease.

Interest income increased by 94% to $97,000 for the current quarter, compared with $50,000 for the same period of the prior year. The increase was due to higher amounts of cash available for investment.

Liquidity and Capital Resources

The Company's working capital decreased from $13,919,000 at September 30, 1996 to $13,048,000 at December 31, 1996, of which $6,669,000 is cash and cash equivalents, and marketable securities. The Company believes its current cash and cash equivalents and other resources will be sufficient to meet its anticipated operating and capital requirements for at least the next two years.

                                    PART II.

OTHER INFORMATION

ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4    Submission of Matters to Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit

               Exhibit 27 -- Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                 SIGNATURE PAGE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.





                                TRIMEDYNE, INC.


Date:  February 12, 1997                /s/ MARVIN P. LOEB
                                        --------------------------------------
                                        Marvin P. Loeb
                                        Chairman and Chief Executive Officer


Date:  February 12, 1997                /s/ PETER T. HYDE
                                        --------------------------------------
                                        Peter T. Hyde
                                        President and Chief Operating Officer


Date:  February 12, 1997                /s/ JAMES L. KELLY
                                        --------------------------------------
                                        James L. Kelly
                                        Vice President-Finance
                                        Chief Financial Officer and
                                        Chief Accounting Officer