Form 10-Q
period 1997-03-31
TRIMEDYNE INC
filed 1997-05-20
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
March 31, 1997                                                 0-10581
--------------                                                 -------

                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)

             NEVADA                                          36-3094439
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

Yes    x      No
     -----       -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

              Class                        Outstanding at May 14, 1997
--------------------------------           ---------------------------------
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

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                        MARCH 31,        SEPTEMBER 30,
                                                                           1997               1996
                                                                      =============      =============
Current Assets:
  Cash and cash equivalents .....................................     $   3,960,000      $   5,575,000
  Marketable securities .........................................         3,551,000          2,525,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $219,000 and $337,000 ...........................         2,091,000          2,512,000
  Inventories (Note 3) ..........................................         4,825,000          5,214,000
  Other .........................................................           557,000            395,000
                                                                      -------------      -------------
        Total Current Assets ....................................        14,984,000         16,221,000
                                                                      -------------      -------------
Net Properties (Note 3) .........................................           852,000          1,224,000
                                                                      -------------      -------------
Intangible assets, net of accumulated amortization of
       $0 and $219,000 ..........................................                --            294,000
                                                                      -------------      -------------
                                                                      $  15,836,000      $  17,739,000
                                                                      =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................................     $     550,000      $     683,000
  Accrued expenses ..............................................         1,493,000          1,433,000
  Deferred income ...............................................           160,000            186,000
                                                                      -------------      -------------
    Total Current Liabilities ...................................         2,203,000          2,302,000
                                                                      -------------      -------------
Minority Interest (Note 5) ......................................         1,198,000            167,000
                                                                      -------------      -------------
Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     10,997,356 and 10,991,956 shares issued ....................           110,000            110,000
  Capital in excess of par value ................................        42,082,000         42,081,000
  Accumulated deficit ...........................................       (29,012,000)       (26,175,000)
  Unrealized loss on securities available for sale ..............           (32,000)           (33,000)
                                                                      -------------      -------------
                                                                         13,148,000         15,983,000
                                                                      -------------      -------------
Less shares of common stock in treasury,
  at cost; 101,609 and 101,609 shares ...........................          (713,000)          (713,000)
                                                                      -------------      -------------
   Total Stockholders' Equity ...................................        12,435,000         15,270,000
                                                                      -------------      -------------
                                                                      $  15,836,000      $  17,739,000
                                                                      =============      =============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             MARCH 31,                         MARCH 31,
                                                  -----------------------------     -----------------------------
                                                      1997             1996             1997             1996
Net Sales ....................................    $  1,786,000     $  2,157,000     $  3,954,000     $  4,324,000

Costs and Expenses:
  Cost of goods sold .........................       1,165,000        1,342,000        2,421,000        2,647,000
  Selling, general and administrative ........       1,511,000        1,522,000        2,853,000        2,975,000
  Research and development ...................         827,000          505,000        1,451,000          914,000
                                                  ------------     ------------     ------------     ------------
   Total Costs and Operating Expenses ........       3,503,000        3,369,000        6,725,000        6,536,000
                                                  ------------     ------------     ------------     ------------
Loss from Operations .........................      (1,717,000)      (1,212,000)      (2,771,000)      (2,212,000)

Other Income (expense):
   Interest income ...........................          66,000          126,000          138,000          176,000
   Other .....................................         (18,000)          27,000           (4,000)          15,000
   Minority interest in consolidated
    subsidiary................................          35,000               --           43,000               --
                                                  ------------     ------------     ------------     ------------

Net Loss from continuing operations (Note 2) .    $ (1,634,000)    $ (1,059,000)    $ (2,594,000)    $ (2,021,000)

Net Income (loss) from discontinued operations    $    (10,000)          79,000     $     33,000          155,000
Loss on sale of subsidiary assets ............        (276,000)              --         (276,000)              --
                                                  ------------     ------------     ------------     ------------

Net Loss .....................................    $ (1,920,000)    $   (980,000)    $ (2,837,000)    $ (1,866,000)
                                                  ============     ============     ============     ============
Earnings (loss) per share
  From continuing operations .................    $      (0.15)    $      (0.11)    $      (0.23)    $      (0.21)
  From discontinued operations ...............    $      (0.00)    $       0.01     $       0.00     $       0.01
  Loss on sale of subsidiary assets ..........    $      (0.03)              --     $      (0.03)              --
                                                  ------------     ------------     ------------     ------------
Net Loss per Share (Note 4) ..................    $      (0.18)    $      (0.10)    $      (0.26)    $      (0.20)
                                                  ============     ============     ============     ============
Weighted average number of shares outstanding       10,897,427        9,509,377       10,895,427        9,497,251



     See accompanying notes to condensed consolidated financial statements.

                                        TRIMEDYNE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                            ---------------------------
                                                                   1997            1996
                                                            ===========     ===========
Cash flows from operating activities:
   Net loss ............................................    $(2,837,000)    $(1,866,000)
Adjustment to reconcile net loss to net cash
 used for operating activities:
   Depreciation and Amortization .......................        220,000         248,000
   Minority interest in earnings of subsidiary .........         35,000          17,000
   Loss(Gain) on disposal of assets ....................        276,000          (2,000)
Changes in operating assets and liabilities:
   (Increase) decrease in trade accounts receivable, net        137,000         (13,000)
   Decrease (increase) in inventories ..................       (389,000)         40,000
   Decrease  (increase) in other current assets ........       (219,000)        212,000
   Decrease in prepaid royalties .......................             --          42,000
   Decrease in accounts payable ........................       (133,000)       (527,000)
   (Increase) decrease in accrued expense ..............         60,000         280,000
   Increase (decrease) in deferred income ..............        (26,000)         53,000
                                                            -----------     -----------
Net cash used for operating activities .................     (2,876,000)     (1,516,000)
                                                            -----------     -----------
Cash flows from investing activities:
   Capital expenditures ................................       (218,000)       (224,000)
   Patent expenditures .................................        (13,000)        (34,000)
   Proceeds from sale of subsidiary assets .............      1,397,000              --
   Sale of marketable securities .......................     (1,026,000)      2,029,000
                                                            -----------     -----------
   Net cash used for investing activities ..............        140,000       1,771,000
                                                            -----------     -----------
Cash flows from financing activities:
   Proceeds from sale of subsidiary stock ..............      1,120,000              --
   Proceeds from exercise of stock options .............          1,000       2,001,000
   Net proceeds from exercise of warrants ..............             --         309,000
   Payments received on notes receivable under
     stock options plan ................................             --         982,000
                                                            -----------     -----------
   Net cash provided by financing activities ...........      1,121,000       3,292,000
                                                            -----------     -----------
Net increase (decrease) in cash and cash equivalents ...     (1,615,000)      3,547,000
                                                            -----------     -----------
Cash and cash equivalents at beginning of period .......      5,575,000       1,367,000
                                                            -----------     -----------
Cash and cash equivalents at end of period .............    $ 3,960,000     $ 4,914,000
                                                            ===========     ===========


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1997 and September 30, 1996, the results of operations and of cash flows for the six month periods ended March 31, 1997 and 1996.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997. The results of operations related to Poly for the periods presented through the date of sale are as follows (in thousands):

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       MARCH 31,                MARCH 31,
                                                 ---------------------    --------------------
                                                   1997         1996        1997        1996
                                                 --------     --------    --------    --------
Net sales ...................................    $    217     $    812    $    918    $  1,610
Cost and Expenses
  Cost of goods sold ........................         102          423         457         832
  Selling, general and administrative .......         101          234         333         467
  Research and development ..................          25           67          91         139
                                                 --------     --------    --------    --------
  Total Costs and Operating Expenses ........         228          724         881       1,438
                                                 --------     --------    --------    --------
Income (loss) from discontinued operations ..         (11)          88          37         172
  Less Minority Interest ....................          (1)           9           4          17
                                                 --------     --------    --------    --------
Net income (loss) for Discontinued Operations    $    (10)    $     79    $     33    $    155
                                                 ========     ========    ========    ========

The Company received proceeds of $1,566,000, less costs of disposition of $155,000 which includes a two year indemnification provision, and a minority interest valued at $121,000, resulting in net proceeds of $1,290,000 for the sale of the assets of Poly-Optical, Inc. Accordingly, the Company recorded a loss of $276,000 on the sale of Poly-Optical, Inc. This loss represents the difference between the net proceeds received and the value of the net assets sold of $1,566,000.

NOTE 3

                                                                 September 30,
                                                March 31, 1997        1996
                                                ==============   =============
Inventories consist of the following:

   Raw material ............................    $ 3,282,000      $ 3,280,000
   Work-in-process .........................      1,143,000        1,584,000
   Finished goods ..........................      3,090,000        3,445,000
                                                -----------      -----------
                                                  7,515,000        8,309,000

   Inventory reserve .......................     (2,690,000)      (3,095,000)
                                                -----------      -----------
Net inventory ..............................    $ 4,825,000      $ 5,214,000
                                                ===========      ===========
Net properties consist of the following:

   Furniture and equipment .................    $ 4,201,000      $ 4,887,000
   Leasehold improvements ..................        281,000          278,000
   Construction in progress ................              0           71,000
                                                -----------      -----------
                                                  4,482,000        5,236,000
   Accumulated depreciation and amortization     (3,630,000)      (4,012,000)
                                                -----------      -----------
Net properties .............................    $   852,000      $ 1,224,000
                                                ===========      ===========

NOTE 4

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive. Effective fiscal 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 ("Statement No. 128")--"EARNINGS PER SHARE". Early adoption is not available; however, the proforma effects may be disclosed by management. Management is currently assessing the impact of Statement No. 128, if any.


NOTE 5

During the current quarter, the Company received $1,120,000 in net proceeds from the sale of stock and the exercise of stock options representing a total of a 10% minority interest in the Company's subsidiary, Cardiodyne Inc. The Company's balance sheet includes a liability which reflects the equity interest held by the minority shareholders. This equity interest includes a portion of the losses incurred by the subsidiary.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts. The statements may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation.

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which were sold in an all cash transaction consummated on January 31, 1997.

Quarter ended March 31, 1997 compared to quarter ended March 31, 1996.

During the quarter ended March 31, 1997, Trimedyne's net revenues decreased 17% from the same quarter of the previous year ($1,786,000 vs. $2,157,000). For the current quarter, the Company incurred a loss from continuing operations of $1,634,000, compared to a loss from operations of $1,059,000 for the year earlier period. The net loss for the quarter ended March 31, 1997, was $1,920,000, or $0.18 per share, based on 10,897,427 weighted average number of shares outstanding, as compared to a net loss of $980,000 or $0.10 per share, based on 9,509,377 weighted average number of shares outstanding, in the same quarter of the previous year.

The Company believes that the 17% decline in revenue was primarily due to the continued restrictions in hospital budgets for capital equipment resulting in a $530,000 or 50% decline in laser sales compared to the year ago quarter. This decline was offset in part by the increase in orthopedic delivery system sales which increased by approximately $140,000 or 21% compared to the same quarter a year ago.

Cost of goods sold was 65% of net sales in the second quarter of fiscal 1997 compared to 62% for the second quarter of fiscal 1996. The increase in cost of goods sold as a percentage of revenues was due to a lower level of sales and a proportionately higher level of fixed costs as a percentage of total costs.

Selling, general and administrative expenses decreased to $1,511,000 for the current quarter compared to $1,522,000 for the quarter ended March 31, 1996. The decrease in selling, general and administrative expenses is attributed to the decrease in legal expenses incurred in connection with patent litigation in the current quarter compared to the year ago quarter. This decrease was partially offset by the incurrance of approximately $157,000 in expenses, principally in administrative costs in connection with the organization and start up costs associated with the Company's new subsidiary, Cardiodyne, Inc.

Research and development expenditures for the quarter ended March 31, 1997, increased 64% ($827,000 vs. $505,000) due to the increase in costs associated with advanced development work on a new Erbium laser, the new cosmetic laser and the new TMR laser being developed by our new subsidiary Cardiodyne, Inc., for the treatment of severe cardiac disease.

Interest income decreased by 48% to $66,000 for the current quarter, compared with $126,000 for the same period of the prior year. Included in the year ago quarter was an adjustment to recognize realized gains on the sale of marketable securities and interest earned in prior quarters which had not been previously recorded.

Liquidity and Capital Resources

The Company's working capital decreased from $13,919,000 at September 30, 1996 to $12,781,000 at March 31, 1997, of which $7,511,000 is cash and equivalents, and marketable securities. During the current quarter, the Company received net proceeds of $1,120,000 from the sale of stock in Cardiodyne, Inc. and received $1,397,000 from the sale of Poly. Cash was principally used to fund the operating loss and to acquire facilities and equipment associated with the start up of Cardiodyne, and other items as described on the Consolidated Statements of Cash Flow. The Company believes its current cash and cash equivalents and other resources will be sufficient to meet its anticipated operating and capital requirements for at least the next two years.

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

            (a)    Exhibit
                   Exhibit 27 - Financial Data Schedule

            (b)    Reports on Form 8-K
                   None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TRIMEDYNE, INC.


Date:         May 20, 1997                      s/ MARVIN P. LOEB
        ----------------------                  --------------------------------
                                                Marvin P. Loeb
                                                Chairman and
                                                Chief Executive Officer


Date:         May 20, 1997                      s/ PETER T. HYDE
        ----------------------                  --------------------------------
                                                Peter T. Hyde
                                                President and
                                                Chief Operating Officer


Date:         May 20, 1997                      s/ JAMES L. KELLY
        ----------------------                  --------------------------------
                                                James L. Kelly
                                                Vice President-Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer