Form 10-Q
period 1997-06-30
TRIMEDYNE INC
filed 1997-08-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
June 30, 1997                                                     0-10581


                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


             NEVADA                                    36-3094439
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

Yes    x      No
      ---        ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

         Class                                   Outstanding at August 14, 1997
----------------------------                     ------------------------------
Common Stock, $.01 par value                     10,895,747 shares (excluding
                                                 101,609 shares held as
                                                 Treasury Shares)

                                 TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I.         Financial Information

       ITEM 1.  Financial Statements

                Condensed Consolidated Balance Sheets                      3

                Condensed Consolidated Statements of Operations            4

                Condensed Consolidated Statements of Cash Flows            5

                Notes to Condensed Consolidated Financial Statements     6-7

       ITEM 2.  Management's Discussion and Analysis of Financial        8-9
                Condition and Results of Operations

PART II.        Other Information                                      10-11

SIGNATURE PAGE                                                            12

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                  JUNE 30,      SEPTEMBER 30,
                                                                    1997            1996
                                                                ------------    ------------
Current Assets:
Cash and cash equivalents ...................................   $  1,839,000    $  5,575,000
  Marketable securities .....................................      4,626,000       2,525,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $230,000 and $337,000 .......................      2,149,000       2,512,000
  Inventories (Note 3) ......................................      4,111,000       5,214,000
  Other .....................................................        454,000         395,000
                                                                ------------    ------------
        Total Current Assets ................................     13,179,000      16,221,000
                                                                ------------    ------------
Net Properties (Note 3) .....................................        943,000       1,224,000
                                                                ------------    ------------

Intangible assets, net of accumulated amortization of
      0 and $315,000 ........................................              -         294,000
                                                                ------------    ------------
                                                                $ 14,122,000    $ 17,739,000
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................................   $    370,000    $    683,000
  Accrued expenses ..........................................      1,809,000       1,433,000
  Deferred income ...........................................        147,000         186,000
                                                                ------------    ------------
    Total Current Liabilities ...............................      2,326,000       2,302,000
                                                                ------------    ------------
Minority Interest (Note 5) ..................................        185,000         167,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     10,997,356 and 10,991,956 shares issued ................        110,000         110,000
  Capital in excess of par value ............................     42,928,000      42,081,000
  Accumulated deficit .......................................    (30,689,000)    (26,175,000)
  Unrealized (gain) loss on securities available for sale ...        (25,000)        (33,000)
                                                                ------------    ------------
                                                                  12,324,000      15,983,000
Less shares of common stock in treasury,
  at cost; 101,609 and 101,609 shares .......................       (713,000)       (713,000)
                                                                ------------    ------------
   Total Stockholders' Equity ...............................     11,611,000      15,270,000
                                                                ------------    ------------
                                                                $ 14,122,000    $ 17,739,000
                                                                ============    ============



      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ----------------------------    ----------------------------
                                                      1997            1996            1997           1996
                                                 ------------    ------------    ------------    ------------
Net Sales ....................................   $  2,464,000    $  2,619,000    $  6,418,000    $  6,942,000

Costs and Expenses:
  Cost of goods sold .........................      1,726,000       1,397,000       4,147,000       4,044,000
  Selling, general and administrative ........      1,566,000       1,961,000       4,421,000       4,936,000
  Research and development ...................        984,000         552,000       2,434,000       1,466,000
                                                 ------------    ------------    ------------    ------------

    Total Costs and Operating Expenses .......      4,276,000       3,910,000      11,002,000      10,446,000
                                                 ------------    ------------    ------------    ------------
Loss from Operations .........................     (1,812,000)     (1,291,000)     (4,584,000)     (3,504,000)

Other Income (expense):
   Interest income ...........................         97,000          74,000         285,000         250,000
   Other .....................................         (8,000)         (4,000)        (61,000)         17,000
  Minority interest in consolidated subsidiary         54,000               -          89,000               -
                                                 ------------    ------------    ------------    ------------

Net Loss from continuing operations (Note 2) .     (1,669,000)     (1,221,000)     (4,271,000)     (3,237,000)

Net Income from discontinued operations ......              -          44,000          33,000         200,000
Loss on sale of subsidiary assets ............              -               -        (276,000)              -
                                                 ------------    ------------    ------------    ------------

Net Loss .....................................   $ (1,669,000)   $ (1,177,000)   $ (4,514,000)   $ (3,037,000)
                                                 ============    ============    ============    ============
Earnings (loss) per share
  From continuing operations .................   $      (0.15)   $      (0.12)   $      (0.39)   $      (0.33)
  From discontinued operations ...............              -            0.01            0.01            0.02
  Loss on sale of subsidiary assets ..........              -               -           (0.03)              -
                                                 ------------    ------------    ------------    ------------
Net Loss per Share (Note 4) ..................   $      (0.15)   $      (0.11)   $      (0.41)   $      (0.31)
                                                 ============    ============    ============    ============
Weighted average number of shares outstanding      10,895,747      10,365,291      10,895,535       9,818,280





     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                              --------------------------
                                                                                 1997            1996
                                                                              -----------    -----------
Cash flows from operating activities:
   Net loss ...............................................................   $(4,514,000)   $(3,037,000)
Adjustment to reconcile net loss to net cash used for operating activities:
   Depreciation and Amortization ..........................................       285,000        367,000
   Minority interest in earnings of subsidiary ............................      (256,000)        23,000
   Loss (gain) on disposal of assets ......................................       276,000         (2,000)
  Changes in operating assets and liabilities:
   Decrease (increase) in trade accounts receivable, net ..................        79,000       (322,000)
   Decrease (increase) in inventories .....................................       554,000        (10,000)
   (Increase) decrease in other current assets ............................      (115,000)       115,000
   Decrease in prepaid royalties ..........................................             -         63,000
   (Decrease) in accounts payable .........................................      (313,000)      (333,000)
   Increase in accrued expense ............................................       376,000        530,000
   (Decrease) increase in deferred income .................................       (39,000)        71,000
                                                                              -----------    -----------
Net cash used for operating activities ....................................    (3,667,000)    (2,535,000)
                                                                              -----------    -----------
Cash flows from investing activities:
   Capital expenditures ...................................................      (374,000)      (255,000)
   Patent expenditures ....................................................       (13,000)       (48,000)
   Proceeds from sale of subsidiary assets ................................     1,290,000              -
   Sale of marketable securities ..........................................    (2,093,000)    (3,425,000)
                                                                              -----------    -----------
   Net cash used for investing activities .................................    (1,190,000)    (3,728,000)
                                                                              -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of subsidiary stock .................................     1,120,000              -
   Proceeds from exercise of stock options ................................         1,000      2,073,000
   Net proceeds from exercise of warrants .................................             -        309,000
   Payments received on notes receivable under stock options plan .........             -        982,000
   Sale of stock ..........................................................             -      4,585,000
                                                                              -----------    -----------
   Net cash provided by financing activities ..............................     1,121,000      7,949,000
                                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents ......................    (3,736,000)     1,686,000
                                                                              -----------    -----------
Cash and cash equivalents at beginning of period ..........................     5,575,000      1,367,000
                                                                              -----------    -----------
Cash and cash equivalents at end of period ................................   $ 1,839,000    $ 3,053,000
                                                                              ===========    ===========



      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1997 and September 30, 1996, the results of operations and of cash flows for the nine month periods ended June 30, 1997 and 1996.

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

NOTE 2

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997. The results of operations related to Poly for the periods presented through the date of sale are as follows (in thousands):


                                                  THREE MONTHS         NINE MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                  --------------      --------------
                                                   1997     1996       1997    1996
                                                  ------   -----      -----   ------
Net sales ......................................   $   0   $ 771      $ 918   $2,382
Cost and Expenses
   Cost of goods sold ..........................       0     419        457    1,251
   Selling, general and administrative .........             235        333      699
   Research and development ....................       0      68         91      210
                                                   -----   -----      -----   ------

   Total Costs and Operating Expenses ..........       0     722        881    2,160
                                                   -----   -----      -----   ------
Income from discontinued operations ............       0      49         37      222
   Less Minority Interest ......................       0       5          4       22
                                                   -----   -----      -----   ------
Net income from Discontinued Operations ........   $   0   $  44      $  33   $  200
                                                   =====   =====      =====   ======

The Company received proceeds of $1,566,000, less costs of disposition of $155,000, which includes a two year indemnification provision, and a minority interest valued at $121,000, resulting in net proceeds of $1,290,000 for the sale of the assets of Poly- Optical, Inc. Accordingly, the Company recorded a loss of $276,000 on the sale of Poly-Optical, Inc. This loss represents the difference between the net proceeds received and the carrying value of the net assets sold of $1,566,000.

NOTE 3


                                                    June 30,        September 30,
                                                      1997              1996
                                                   -----------      ------------
Inventories consist of the following:

   Raw material ..............................     $ 3,362,000      $ 3,280,000
   Work-in-process ...........................       1,173,000        1,584,000
   Finished goods ............................       2,740,000        3,445,000
                                                   -----------      -----------
                                                     7,275,000        8,309,000
   Inventory reserve .........................      (3,164,000)      (3,095,000)
                                                   -----------      -----------

Net inventory ................................     $ 4,111,000      $ 5,214,000
                                                   ===========      ===========

Net properties consist of the following:

   Furniture and equipment ...................     $ 4,331,000      $ 4,958,000
   Leasehold improvements ....................         329,000          278,000
                                                   -----------      -----------
                                                     4,660,000        5,236,000

Accumulated depreciation .....................      (3,717,000)      (4,012,000)
                                                   -----------      -----------

Net properties ...............................     $   943,000      $ 1,224,000
                                                   ===========      ===========

NOTE 4

The loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents including stock options and warrants have not been considered in the calculation because they would be antidilutive. Effective fiscal 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), - "Earnings per Share." Early adoption is not available; however, the proforma effects may be disclosed by management. Management is currently assessing the impact of Statement No. 128, if any.

NOTE 5

During the quarter ended March 31, 1997, the Company received $1,120,000 in net proceeds from the sale of stock representing a total of a 10% minority interest in the Company's subsidiary, Cardiodyne, Inc. A total of 5% of the minority interest was from stock sold in October, 1996 and paid for in January, 1997 to a related party; and 5% of the minority interest was from stock sold to a third party in February, 1997. The Company's balance sheet includes a liability which reflects the equity interest held by the minority shareholders. This equity interest includes a portion of the losses incurred by the subsidiary.

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

Method of Presentation.

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which were sold in an all cash transaction which was essentially consummated on January 31, 1997.

Quarter ended June 30, 1997 compared to quarter ended June 30, 1996.

During the quarter ended June 30, 1997, Trimedyne's net revenues decreased 6% from the same quarter of the previous year ($2,464,000 vs. $2,619,000). For the current quarter, the Company incurred a loss from continuing operations of $1,669,000, compared to a loss from operations of $1,221,000 for the year earlier period. The net loss for the quarter ended June 30, 1997, was $1,669,000, or $0.15 per share, based on 10,895,747 weighted average number of shares outstanding, as compared to a net loss of $1,177,000 or $0.11 per share, based on 10,365,291 weighted average number of shares outstanding, in the same quarter of the previous year.

The Company believes that the 6% decline in revenue was primarily due to the continued restrictions in hospital budgets for capital equipment resulting in a $500,000 or 27% decline in laser sales compared to the year ago quarter. This decline was offset in part by the increase in orthopedic delivery system sales which increased by approximately $380,000 or 61% compared to the same quarter a year ago.

Cost of goods sold was 70% of net sales in the third quarter of fiscal 1997 compared to 53% for the third quarter of fiscal 1996. The increase in cost of goods sold as a percentage of revenues was due to a lower level of sales and a proportionately higher level of fixed costs as a percentage of total costs.

Selling, general and administrative expenses decreased to $1,566,000 for the current quarter compared to $1,961,000 for the quarter ended June 30, 1996. The decrease in selling, general and administrative expenses is attributed to the decrease in legal expenses incurred in connection with patent litigation and a decrease in payroll and commissions in the current quarter compared to the year ago quarter. This decrease was partially offset by the incurrence of approximately $240,000 in expenses, principally in administrative costs in connection with the organization and start up costs associated with the Company's subsidiary, Cardiodyne, Inc.

Research and development expenditures for the quarter ended June 30, 1997, increased 78% ($984,000 vs. $552,000) due to the increase in costs associated with advanced development work on a new cosmetic laser and the new TMR laser system being developed by our subsidiary Cardiodyne, Inc., for the treatment of severe cardiac disease.

Interest income increased by 31% to $97,000 for the current quarter, compared with $74,000 for the same period of the prior year.

Liquidity and Capital Resources

The Company's working capital decreased from $13,919,000 at September 30, 1996 to $10,853,000 at June 30, 1997, of which $6,465,000 is cash and equivalents, and marketable securities. During the quarter ended March 31, 1997, the Company received net proceeds of $1,120,000 from the sale of stock in Cardiodyne, Inc. and received $1,566,000 from the sale of Poly. Cash was principally used to fund the operating loss and to acquire facilities and equipment associated with the start up of Cardiodyne, and other items as described on the Consolidated Statements of Cash Flow. The Company believes its current cash and cash equivalents and other resources will be sufficient to meet its anticipated operating and capital requirements for at least the next twelve months.

FDA Regulations

In May of this year, the Company received a letter from the FDA alleging two omissions had been made in the operator's manual for two lasers manufactured for research purposes by the Company. The Company responded and recently received a letter from the FDA acknowledging that one of the two alleged omissions was not an infraction of FDA requirements, and the other alleged omission would be resolved by the Company's including further information in future revisions of the operator's manual for the laser.

                                    PART II.

OTHER INFORMATION

ITEM 1.        Legal Proceedings

               (a) In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of two U.S. Patents which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The Court granted SLT's motion for summary judgment that all three U.S. Patents are not infringed by SLT's laser devices. The Company believes that the Court's granting SLT's motions for summary judgment is incorrect on two of the patents, and the Company has, upon advice of its counsel, appealed the court's decision in the SLT suit.

               (b) The Company has been named as a defendant in an employment dispute with a prior employee, which is not expected to have a material financial effect.

ITEM 2.        Changes in Securities
               None

ITEM 3.        Defaults Upon Senior Securities
               None

ITEM 4.        Submission of Matters to Vote of Security Holders

               (a) Annual Shareholders Meeting of Trimedyne, Inc. was held on May 22, 1997.

               (b)     The directors elected at the meeting were:

                       Marvin P. Loeb
                       Richard F. Horowitz

               (c) The proposal presented to the stockholders and the voting results were:

                                                    For             Withheld
                                                    ---             --------
                       Marvin P. Loeb             8,703,473          526,649
                       Richard F. Horowitz        8,691,224          538,898

               (d) Proposal to approve the Trimedyne, Inc. 1997 Incentive and Non-Qualified Stock Plan

                                                    For              Withheld
                                                    ---              --------
                                                  2,649,712          1,138,568

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


                                 TRIMEDYNE, INC.



Date: August 14, 1997            /s/ MARVIN P. LOEB
                                 ------------------------------------
                                 Marvin P. Loeb
                                 Chairman and
                                 Chief Executive Officer


Date: August 14, 1997            /s/ PETER T. HYDE
                                 ------------------------------------
                                 Peter T. Hyde
                                 President and
                                 Chief Operating Officer


Date: August 14, 1997            /s/ CHARISSE E. CHEL
                                 ----------------------------------
                                 Charisse E. Chel
                                 Corporate Controller, Treasurer and
                                 Chief Accounting Officer

                                 EXHIBIT INDEX


                EXHIBIT
                -------

                Exhibit 27 - Financial Data Schedule