Form 10-K
period 1997-09-30
TRIMEDYNE INC
filed 1998-01-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                                ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997        COMMISSION FILE NO. 0-10581


                                 ---------------

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

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)


                          -----------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____

        The aggregate market value of voting stock held by non-affiliates of registrant on January 12, 1998, based upon the closing price of the common stock on such date was $19,085,000.

        As of January 12, 1998, there were outstanding 10,905,956 shares of registrant's Common Stock.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.________

                                TABLE OF CONTENTS

PART 1

ITEM I.    BUSINESS  .............................................................................1
               General  ..........................................................................1
               Cold Laser Use in Orthopedics and Other Surgical Specialties.......................1
               Thermal Lasers and Side-Firing Laser Devices in Urology............................2
               Agreement with Bard, FDA Status and Pending Lawsuits.............................. 2
               Cardiodyne.........................................................................3
               New Products.......................................................................4
               License Agreements ................................................................4
               Plastic Optical Fibers ............................................................5
               Research and Development ..........................................................5
               Manufacturing, Supply Agreements ..................................................5
               Marketing .........................................................................5
               Government Regulation .............................................................5
               Employees .........................................................................7
               Patents and Patent Applications ...................................................7
               Competition .......................................................................8
               Insurance .........................................................................8
               Foreign Operations ................................................................8

ITEM 2.    PROPERTIES ............................................................................8
ITEM 3.    LITIGATION ............................................................................8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................9

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS ..........................................................................10
ITEM 6.    SELECTED FINANCIAL DATA ..............................................................10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION ..................................11
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................12
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE .........................................................12

PART III

ITEM 10.   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS ...................................13
ITEM 11.   EXECUTIVE COMPENSATION ...............................................................13
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......................13
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................................13

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .....................14

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................F-1

                                     PART I

ITEM I.    BUSINESS

GENERAL

        Trimedyne, Inc.(the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers, Nd:YAG "thermal" continuous wave Lasers and proprietary, disposable fiber-optic laser delivery devices for use in orthopedics, urology, ear, nose and throat ("ENT") surgery and other medical specialties. A 90% owned subsidiary of the Company, Cardiodyne, Inc. ("Cardiodyne"), is engaged in the development, testing and marketing of a new, automated system for performing Myocardial (heart muscle) Laser Revascularization ("MLR") to treat severe angina, using the Company's 80 watt Holmium Laser as the energy source for its MLR System.

        The Company's principal efforts from its inception in 1980 until 1991 were devoted to the manufacturing and marketing of cardiovascular lasers and related disposables for vaporizing plaque (fatty deposits) in blood vessels. As a result of significant declines in sales of its cardiovascular laser products, in 1991 the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology and ENT surgery. The Company has experienced an increase in interest in the use of its Holmium "cold" Laser in lithotripsy (fragmentation of urinary stones) and, outside the United States, for the treatment of enlarged prostates in males (benign prostatic hyperplasia or "BPH"). In 1996 the Company began the development of the MLR System for Cardiodyne and the development of a new, proprietary laser for use in cosmetic surgery. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

        Net revenue of the Company in fiscal 1997 for continuing operations decreased 2% to $9,262,000 from $9,383,000 for the prior year, largely due to lower sales of lasers as a result of hospitals experiencing a worldwide shortage of funds for purchasing capital equipment. The Company incurred a net loss of $5,778,000 or $0.53 per share during fiscal 1997, compared to a net loss of $4,729,000 or $0.47 per share in fiscal 1996. The loss in fiscal 1997 was higher than in 1996 due to $1,475,000 of start-up and R&D expenses entailed in the development of Cardiodyne's MLR System and a $276,000 loss on the sale of a 90% owned subsidiary, Poly-Optical Products, Inc. ("Poly-Optical"). (See "Financial Statement and Supplemental Data" and "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein.)

        In March 1996, the Company received U.S. Food and Drug Administration ("FDA") clearance to market the Company's Nd:YAG "thermal" Lasers and side-firing laser devices for the treatment of BPH. However, sales of these products have been very small, due to the introduction of new, lower priced electrovaporization devices and the incursion of a variety of side-firing laser devices made by competitors into the U.S. market when C.R. Bard Inc. ("Bard") ceased marketing the Company's sidefiring laser device. (See "Agreement with Bard", "FDA Status and Pending Litigation" and "Litigation" herein.)

        The Company believes its future lies in expanding the sales of its laser products in its existing business areas and introducing new laser products for use in the cardiovascular field (through Cardiodyne) and in cosmetic surgery, neurology and gynecology. (See "Cardiodyne" and "New Products" for a description of the new products the Company and Cardiodyne are developing).

        The Company's working capital on September 30, 1997 was $9,651,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

        The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. In addition to its 90% owned subsidiary, Cardiodyne, until January 1997, the Company had a 90% owned subsidiary, Poly-Optical, which manufactured plastic optical fibers for use in automotive, consumer, industrial and medical products. Poly-Optical was sold in January 1997. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiaries. The Company's principal executive offices are located at 2801 Barranca Road, Irvine, California 92606, and its telephone number is (714) 559-5300.

COLD LASER USE IN ORTHOPEDICS AND OTHER SURGICAL SPECIALTIES

        Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical tools. In March 1991, the Company received FDA clearance of its 510(k) Premarket Notification (see "Government Regulation") to market its OmniPulse(TM) Holmium Laser and a variety of disposable optical fiber delivery devices for use in orthopedic surgery in soft tissues. While an estimated 1,200,000 arthroscopic surgeries are performed annually in the United States, the proportion in which a laser might be used cannot presently be predicted.

        In December 1991, the Company received FDA clearance of its 510(k) Premarket Notification to market its OmniPulse(TM) Holmium Laser for use in herniated lumbar spinal disks to treat lower back and leg pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. In June, 1993, the Company received FDA clearance of its 510(k) Premarket Notification to market its proprietary SideFire(TM) Laser Needle for use with its Holmium Laser in herniated spinal disks. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in up to 90% of the cases treated. While it is estimated that millions of people in the United States suffer from lower back pain, the number of these whose back pain is sufficiently serious to warrant a laser discectomy procedure cannot presently be ascertained.

        In March 1994, the Company received FDA clearance under a 510(k) Premarket Notification to market its Holmium Laser for use in urology and endoscopic sinus surgery, an ear, nose and throat ("ENT") specialty. In July, 1995, the Company received FDA clearance to market this laser under a 510(k) Premarket Notification for use in gynecology and lithotripsy (to fragment urinary stones). In September 1991, the Company also received FDA clearance to market said laser for use in general surgery. The Company plans to file similar applications with the FDA for the use of its Holmium Laser in other surgical applications.

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

        The Company's Neodymium:YAG ("Nd:YAG") Lasers, which produce continuous wave "thermal" light energy at a wavelength of 1064 nanometers, can create a greater depth of coagulation in tissue (approximately 4,000 microns or 4 mm) than any other wavelength of laser light. Heat conduction can increase the coagulation zone in tissue up to approximately 1.4 cm (0.55 inches). In 1988, the Company acquired an exclusive, worldwide license to a side-firing fiber optic device consisting of a specially designed, reflectively coated metal tip which is mounted on the end of an optical fiber. In March 1992, the license was determined to be non-exclusive. Two U.S. Patents covering such devices have since been issued. The Company also holds an exclusive license to a U.S. Patent which was issued in August 1995 and covers the method of use of side-firing laser devices in urology, gynecology, gastroenterology and other medical specialties.

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

AGREEMENT WITH BARD, FDA STATUS AND PENDING LAWSUIT

        In June 1991, the Company entered into a Development, Supply and License Agreement with C.R. Bard, Inc. ("Bard"), under which Bard was granted exclusive, worldwide rights to market the Company's side-firing laser devices (under Bard's Urolase(R) Fiber trademark), certain other laser delivery devices and improvements thereto in urology, gynecology and gastroenterology. Bard also agreed, at its expense, to conduct a clinical study of the Urolase(R) Fiber at a number of medical centers in the United States in the treatment of benign prostatic hyperplasia ("BPH") or enlarged prostate, a condition affecting an estimated 50% of all men over age 55.

        Bard commenced the clinical study in 1991. In April 1992, Bard initiated a limited marketing release of the Urolase(R) Fiber for urologic use in the United States and commenced marketing these devices in Europe, the Far East and a number of other countries in early 1993. Although cleared for sale by the FDA for ablation and hemostasis (coagulation) of urologic tissues, in January 1993, the FDA announced that side-firing laser devices were investigational and not cleared for sale for the treatment of BPH. Although the FDA stated that side-firing laser devices cleared for sale for ablation and coagulation of urologic tissues could be used by a urologist for the treatment of BPH if the physician felt it was in the best interest of the patient, Bard ceased promoting the Urolase(R) Fiber in the United States.

        In June 1993, the FDA announced that a Pre-Market Approval ("PMA") Application (see "Government Regulation") and a controlled, prospective clinical trial, with a one-year follow-up period, would be required for approval to market a side-firing laser device for the treatment of BPH. The Company filed its PMA Application for the treatment of BPH in July 1993. In October 1995, the FDA changed its position and advised the Company and other laser manufacturers that side-firing laser devices could be cleared for sale for the treatment of BPH under the less stringent 510(k) Premarket Notification process, with appropriate clinical study data. In October 1995, the Company withdrew its PMA Application and filed its 510(k) Premarket Notification with the FDA. The Company's 510(k) Premarket Notification Application to market its Nd:YAG Lasers and side-firing laser devices for the treatment of BPH was cleared by the FDA in March 1996.

        The Company believes that Bard's ceasing to promote the sale of the Company's side-firing laser devices in the U.S. for more than three years enabled laser and electrosurgical competitors to fill the void created by Bard's withdrawal from the U.S. market. On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement. The Company has taken actions to mitigate its damages, produce revenues and attempt to regain sales in urology. However, for the reasons described above, the Company has not been able to generate any significant sales of its lasers or side-firing laser devices in the urology field. (See Item 3 "Litigation")

CARDIODYNE

        In October 1996, the Company agreed to organize Cardiodyne, presently a 90% owned subsidiary of the Company, which is developing a proprietary MLR System for the treatment of severe angina resulting from advanced coronary artery disease. The Company invested $2,000,000 and transferred to Cardiodyne its MLR technology, several lasers, testing and production equipment and supplies, and the Company granted Cardiodyne an exclusive license to all of the Company's present and future patents, patent applications and technology in the cardiovascular field in exchange for 9,000,000 shares. The Company also agreed to supply all of Cardiodyne's requirements for lasers, continuing R&D services and field service in the United States on a cost-plus basis. The Company's chairman, at the same average cost per share as the Company's, 500,000 shares at $0.24 each, the then estimated fair value of such common stock. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock. In addition, Cardiodyne issued options to purchase 994,000 shares at exercise prices of $0.24 and $2.00 per share.

        MLR is a new procedure for treating angina, in which a laser is used to create 15 to 60 channels through the heart wall. The channels enable blood from the heart chamber to reach and nourish areas of the myocardium (heart muscle) that have been deprived of blood by blockages in the patient's coronary arteries. Cardiodyne's proprietary MLR System, which is presently in development, consists of the SuperPulse(TM) 80 Watt Holmium Laser, which is able to produce higher energy per pulse than any laser of this type presently available, as well as Cardiodyne's proprietary AutoFire(TM) Automated Interface and its proprietary, disposable ChannelMaker(TM) Optical Fiber Devices.

        The proprietary ChannelMaker(TM) Fiber consists of an optical fiber whose tip is enclosed within a sharp, double-beveled needle. the AutoFire(TM) Interface monitors the patient's electrocardiogram ("ECG") and, at the desired time in the cardiac cycle, automatically inserts the needle/fiber a pre-programmed distance into the heart wall without lasing, activates the laser, advances the needle/fiber through the rest of the heart wall, into the heart chamber and back, de-activates the laser and withdraws the needle/fiber from the heart without lasing, all in one-half second or less. The needle/fiber leaves only a small needle puncture in the outer portion of the heart wall, minimizing bleeding, a serious complication reported in the use of other laser revascularization systems.

        In 1995, the Company acquired sole ownership of a U.S. Patent covering the therapeutic use in the heart of a laser synchronized with the movement of the heart, triggered from the patient's ECG. The use of lasers not properly synchronized with the patient's ECG has been shown to increase the incidence of a life threatening arrhythmia (irregular, sometimes uncontrollable heartbeat). The Company believes this Patent, which was issued in 1988, is the dominant Patent covering ECG synchronization in the MLR field. This Patent was exclusively licensed to Cardiodyne. In addition, Cardiodyne has two pending patent applications in the U.S. and internationally on its AutoFire(TM) Interface and ChannelMaker(TM) Fiber Optic Delivery Device. The SuperPulse 80 watt Holmium Laser is protected by two U.S. Patents and foreign patents in a number of countries.

        In November 1997, Cardiodyne filed an Investigational Device Exemption ("IDE") application with the FDA for approval to commence a clinical trial of its MLR System in the treatment of so-called "no option" angina patients, who are unresponsive to maximal drug therapy and have already failed bypass surgery and/or balloon angioplasty or are not suitable candidates for such procedures. In early 1998, Cardiodyne plans to seek FDA approval to conduct clinical trials of its MLR System in (a) a minimally invasive, endoscopic MLR procedure through a puncture between the ribs, with a second port for insertion of a thoracoscope, enabling the surgeon to view the heart and conduct the procedure and (b) as an adjunct or "back-up" to coronary bypass surgery, to provide an alternate source of blood to the heart muscle if a vessel cannot be bypassed or if one or more of the grafted vessels or an unbypassed artery fails.

        Also in early 1998, Cardiodyne plans to request FDA approval to commence a clinical trial of its patented ChannelMax(TM) optical fiber in a percutaneous MLR procedure. The ChannelMax(TM) optical fiber has a metal cap, containing a lens to expand the laser beam, attached to its distal end. In this procedure, the ChannelMax(TM) Fiber, contained in a steerable catheter, would be inserted into a puncture in the patient's femoral artery in the groin and moved through the arterial system into the left ventricle, the main pumping chamber of the heart. The AutoFire(TM) Interface would, synchronized with the patient's ECG, fire the laser and advance the ChannelMax(TM) Fiber approximately two-thirds of the way through the heart wall. By making the channels from the inside of the heart chamber, the risk of bleeding from the heart's surface may be eliminated.

        Extensive, controlled clinical trials, demonstrating the safety and efficacy of Cardiodyne's MLR System versus conventional therapies, will be required before Cardiodyne can submit a Pre-Market Approval ("PMA") application to the FDA to market its MLR Systems. This process could take two to three years, or longer, and will require Cardiodyne's raising additional funds. Until U.S. marketing approval is obtained, Cardiodyne plans to market its MLR Systems overseas, particularly in countries whose health care budgets cannot afford the high cost of coronary bypass surgery or balloon angioplasty.

        In December 1996, E. Phillip Palmer joined Cardiodyne as its President and Chief Operating Officer. Mr. Palmer was formerly Vice President-Corporate Development of St. Jude Medical, Inc. Prior thereto, he was Vice President-Global Sales and Marketing of Pacesetter, Inc., a $400 million manufacturer of cardiac pacemakers and cardiac rhythm devices. Earlier, he was Director of Operations in Europe, Africa and the Middle East for Medtronic, Inc.

NEW PRODUCTS

        The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the amounts being expended in such development efforts is limited.

        The Company is developing a new, proprietary laser for use in cosmetic surgery by plastic surgeons, dermatologists and other physicians. This new laser will have the capability to perform procedures that can be done by most conventional lasers. In addition, the Company believes its new laser will have the capability to perform cosmetic procedures that cannot be done with conventional lasers and ordinarily require scalpel surgery, entailing the risk of infection and permanent scars. Since cosmetic surgery lasers are sold directly to plastic surgeons, dermatologists and other physicians, the Company does not expect that sales of its new laser will be inhibited by limited capital equipment funds, as is the case in sales of conventional lasers to hospitals.

        An earlier version of the new laser was cleared for sale by the U.S. Food and Drug Administration ("FDA") in January, 1997 for the treatment of vascular lesions (port wine stains, rosacea, hemangioma and telangiectasia); removal of tattoos and scars and the treatment of basal cell carcinoma (a skin cancer). However, the Company decided to develop a much more advanced version of the laser, which should be able to perform a substantially greater number of cosmetic surgery procedures, making it more desirable to users. As a result, the Company decided to not introduce the original version. An application to market the improved version has been filed with the FDA.

        The Company's new cosmetic laser is presently being tested by the Departments of Plastic Surgery of the UCLA Medical School (Los Angeles) and the Baylor College of Medicine (Houston). In addition to using the new laser for the aforementioned FDA cleared indications, data will be collected on its use in removing wrinkles, skin resurfacing, hair removal and a number of other unique cosmetic surgery procedures. If its use in some or all of these indications is successful, an application to market the new laser for such uses will be submitted to the FDA. The new laser is protected by two U.S. Patents, counterparts of which have been filed in a number of foreign countries, one pending U.S. (device) patent application and two pending U.S. (method) patent applications.

        The Company acquired an exclusive license to a U.S. Patent covering a proprietary device for treating an aneurism in the brain. An aneurism occurs when a portion of the wall of a blood vessel becomes weakened and balloons out, like a bubble on an automobile tire. The Patent covers a laser device for delivering and depositing in the aneurism a tiny platinum coil, which causes a clot to form, filling the aneurism and taking the pressure off the weakened vessel wall. An estimated 90,000 brain aneurisms are diagnosed annually in the United States. In 1995 the Company filed a U.S. Patent application on an improved device for delivering and releasing coils in brain aneurisms. Procedures to treat brain aneurisms in this manner are presently performed by neurosurgeons and interventional neuroradiologists.

        In 1996, the Company acquired an exclusive license to a U.S. Patent covering a unique laser device for use in gynecology for the treatment of menhorragia (excessive uterine bleeding). This device may enable this condition to be treated without general anesthesia on an outpatient basis in a clinic or a physician's office. An estimated 300,000 of the 600,000 hysterectomies performed annually in the United States are due to this condition, entailing a substantial hospital stay and costing much more than an outpatient procedure. The Company believes this device may also be useful in urology for the treatment of BPH. The Company believes this patent, which has also issued in the United Kingdom and Germany, may enable the Company to enter the gynecology field and, possibly, develop a new way to treat BPH, although such cannot be assured.

LICENSE AGREEMENTS

        The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable, and one license agreement with a competitor under which an annual maximum royalty is payable by the Company. U.S. Patents covering certain of the Company's products have also been issued to officers and employees of the Company and have been assigned to the Company without royalty. In addition, patent applications by officers and employees of the Company are on file with the U.S. Patent Office (and in a number of foreign countries) and have been assigned to the Company without royalty. These patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

PLASTIC OPTICAL FIBERS

        Poly-Optical Products, Inc. ("Poly-Optical"), a 90% owned subsidiary of the Company, is a manufacturer of fiber-optic lighting and viewing devices. Poly-Optical's product line consists of both high and low loss polymeric (plastic) optical fibers. These products sell for a wide range of prices, depending upon the size, shape and manufacturing complexity involved. Customers include the automotive and truck manufacturing industry, scientific instrument manufacturers, the aircraft industry and medical device firms. On January 31, 1997, the Company sold its 90% interest in Poly-Optical for $1,290,000, recognizing a loss of $276,000.

RESEARCH AND DEVELOPMENT

        From its inception to September 30, 1997, an aggregate of $31,111,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $3,391,000 was expended during the fiscal year ended September 30, 1997. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

        Trimedyne and Cardiodyne believe that each has adequate engineering, design and manufacturing facilities (see "Properties" herein).

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

MARKETING

        The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, cardiovascular and other surgical operating room facilities, as well as outpatient surgery facilities. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company's new cosmetic laser will, if successful, be sold directly to plastic surgeons, dermatologists, ENT surgeons and other physicians. The Company's other proposed new products (See "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals for use in neurosurgery and gynecology, as well as to gynecologists for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are markets for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

        At September 30, 1997, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 22 independent sales representatives and organizations employing an estimated 44 sales persons specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 60 independent distributors who sell various medical products in approximately 60 foreign countries. The Company presently employs two Regional Sales Directors, a Vice President - International Sales, an International Sales Manager, a Marketing Vice President and a Clinical Education Director.

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

Premarket Approval:

        Under the Medical Device Amendments of 1976, all medical devices are classified by the FDA into one of three classes. A "Class I" device is one that is subject only to general controls, such as labeling requirements and good manufacturing practices ("GMP"). A "Class II" device is one that is subject to general controls and must comply with performance standards established by the FDA. A "Class III" device is one for which general controls and performance standards alone are insufficient to assure safety and effectiveness, unless the device qualifies for sale under a 510(k) Premarket Notification. Such devices require clinical testing to establish their safety and efficacy in treating specific diseases or conditions, and a Premarket Approval ("PMA"). Application for the intended use must be approved by the FDA before the device can be marketed in the United States. A device is generally classified as a Class I, II, or III device based on recommendations of advisory panels appointed by the FDA.

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

Cost of Compliance with FDA and Other Applicable Regulations:

        The Company is in the process of qualifying its products for the CE Mark (for the sale of its products in the European Union), and meeting ISO 9001 and EN 46001 requirements. The cost of doing so is significant.

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

EMPLOYEES

        On September 30, 1997, the Company and Cardiodyne had 86 and 14 full-time employees, respectively, a total of 100, of whom 46 were engaged in production, 27 in R&D, 11 in sales and marketing, and 16 in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

        As of September 30, 1997, the Company had been assigned or obtained exclusive or non-exclusive , worldwide licenses to 18 issued U.S. Patents and 6 patent applications on file with the U.S. Patent Office. Several of such patents have issued as foreign patents and several corresponding patent applications have been filed in up to 7 foreign countries. The validity of the U.S. Patent covering the Company's OmniPulse(TM) and Cardiodyne's SuperPulse(TM) 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all claims of the patent in the U.S.

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

COMPETITION

        The Company faces competition from a number of both young and established companies in the medical field. The larger of such established companies include Coherent, Inc., U.S. Surgical Corporation, Johnson & Johnson, Boston Scientific, Inc. and others, all of which have greater financial resources, engineering and manufacturing facilities, technical skills, management staffs and/or marketing organizations than the Company's.

        Among the younger companies with which the Company may compete are Laserscope, Inc., Surgical Laser Technologies, Inc., Laser Industries, Inc., PLC Systems, Inc., CardioGenesis, Inc., Eclipse Surgical Technologies, Inc., Xintec, Inc., New Star Lasers, Inc., and others, certain of which are publicly held.

INSURANCE

        The Company has a commercial general liability insurance policy, including an umbrella policy providing coverage in the aggregate amount of $7,000,000 and a products liability insurance policy providing coverage in the aggregate amount of $10,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability.

        The Company does not carry director and officer liability insurance, but does have indemnification agreements with its officers and directors.

FOREIGN OPERATIONS

        In fiscal 1997, sales of products in foreign countries accounted for approximately 36% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.    PROPERTIES

        The Company occupies approximately 40,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it sub-leases at a monthly rent of approximately $17,830 per month. The sub-lease expires in December 1998. The Company also has an option to renew the sublease for one period of 30 months, which it intends to exercise. This facility serves as the Company's headquarters, where research, regulatory, sales, marketing and administrative activities, as well as manufacturing and warehousing, are conducted.

        Cardiodyne leases a 14,000 square foot one-story office and manufacturing building in Irvine, California, under a sixty month lease expiring in January, 2002 at a monthly rental of approximately $11,462, with one thirty-six month renewal option. Cardiodyne subleases on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company, with which it also shares some office expenses. Cardiodyne presently does not need the space subleased to said entity.

        Management considers all of its facilities to be well maintained and adequate for its present operations.

ITEM 3.    LITIGATION

        In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) fiber. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the uncertainty of future urology revenues. Royalties paid in 1997, 1996 and 1995 were not significant. Management believes that all royalties on future sales of Urolase(R) fibers over the term of the agreement, which has no expiration date, will not be significant.

        In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The Court granted SLT's motion for summary judgment that all three U.S. Patents are not infringed by SLT's laser devices. The Company believes that the Court's granting SLT's motions for summary judgment is incorrect on two of the patents, and the Company has, upon advice of its counsel, appealed the Court's decision in the SLT suit.

        As described above, on October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and pay certain amounts due under the Agreement. (See Agreement with Bard). The trial date is tentatively set for April 1998.

        The Company has been named as a defendant in one product liability lawsuit which is being handled by the Company's insurance carrier. The Company believes this lawsuit will not have a material effect, if any, upon its finances and is expected either to be settled or dismissed in 1998. The trial date is tentatively set for March 1998.

        The Company has been named as a defendant in an employment dispute with a prior employee, which the Company believes is without merit and is not expected to have a material financial effect, if any, on the Company's financial condition.

        The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company. However, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company's financial condition, operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        A. MARKET INFORMATION

        The Company's Common Stock has been traded on the NASDAQ system in the over-the-counter market since April 13, 1982, and, since August 12, 1986, has been quoted on the NASDAQ National Market System under the symbol "TMED". The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years on the National Market System.


1996                                               HIGH                   LOW
----                                               ----                   ---
Quarter ended:
December 31, 1995                                  4                    1 5/16
March 31, 1996                                    16 1/4                2 9/32
June 30, 1996                                      9 1/4                5
September 30, 1996                                 7                    3 1/16



1997                                               HIGH                   LOW
----                                               ----                   ---
Quarter ended:
December 31, 1996                                  4 3/4                2 31/32
March 31, 1997                                     6 1/8                3
June 30, 1997                                      4                    2 13/16
September 30, 1997                                 3 13/16              2 1/4


        B. HOLDERS OF COMMON STOCK

        As of December 31, 1997, there were 1,547 holders of record of the Company's Common Stock and an additional estimated 10,100 holders who maintain the beneficial ownership of their shares in "Street Name".

        C. DIVIDENDS

        The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                              1997          1996          1995          1994          1993
                                            --------      --------      --------      --------      --------
Net revenues                                $  9,262      $  9,383      $  9,639      $ 10,403      $ 13,089
Loss from continuing operations               (5,535)       (4,956)       (5,622)       (2,490)         (496)
Net income from discontinued operations           33           227           332           225           (65)
Loss on sale of subsidiary assets               (276)           --            --            --            --
Net loss                                      (5,778)       (4,729)       (5,290)       (2,265)         (561)
Earnings(loss)per share:
  From continuing operations                   (0.51)        (0.49)        (0.59)        (0.28)        (0.06)
  From discontinued operations                 (0.02)         0.02          0.03          0.03            --
  Net loss                                     (0.53)        (0.47)        (0.56)        (0.25)        (0.06)

BALANCE SHEET DATA:
(IN THOUSANDS)


                                              AT SEPTEMBER 30,
                           1997        1996        1995        1994        1993
                         -------     -------     -------     -------     -------
Total assets             $12,761     $17,739     $15,040     $20,498     $21,554
Total liabilities          2,205       2,302       2,941       3,304       2,949
Working capital            9,651      13,919      10,082      14,829      16,673
Stockholders' equity      10,438      15,270      11,957      17,081      18,517



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS
FISCAL YEARS 1997, 1996 AND 1995

        The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the year ended September 30, 1997 and the prior two fiscal years.


        Year Ended September 30,
                                                    1997       1996        1995
                                                   -----       -----       -----
Net revenues                                       100.0%      100.0%      100.0%
Cost of goods sold                                  65.2        65.4        70.1
Selling, general and administrative                 64.4        69.2        64.0
Research and development                            36.6        22.4        23.7
Interest income                                      4.0         4.2         3.2
Other (income) expense, net                          0.7         0.1        (3.7)
Net income (loss) from continuing operations       (59.8)      (52.8)      (58.3)
Net Income from discontinued operations              0.4         2.4         3.4
Loss on sale of subsidiary assets                   (3.0)         --          --
Net loss                                           (62.4)      (50.4)      (54.9)


NET REVENUES

1997 Compared to 1996

        Net revenues decreased 2% on continuing operations to $9,262,000 from $9,383,000, due to the continued tightness in hospital budgets for capital equipment in the United States and the introduction of lower cost arthroscopic devices by competitors. However, international revenues were $3,342,000 for fiscal 1997, compared to $2,449,000 in fiscal 1996, representing 36% of revenues in fiscal 1997, compared to 26% of revenues in fiscal 1996.

1996 Compared to 1995

        Net revenues decreased 4% in fiscal 1996 to $9,383,000 from $9,639,000. Sales in fiscal 1996 decreased from fiscal 1995 principally due to lower sales of urology products which declined $345,000 or 33%. This decline was partially offset by an increase of $177,000 or 2% in orthopedic sales. Total international revenues, which consists of medical device sales, for fiscal 1996 were $2,449,000 compared to $2,055,000 in fiscal 1995 representing 26% of revenues in fiscal 1996 compared to 21% in fiscal 1995.

COST OF GOODS SOLD

        Cost of goods sold in fiscal 1997 was approximately 65% of net revenue, compared to 65% in fiscal 1996 and 70% in fiscal 1995. The decrease in cost of goods sold as a percentage of sales from 1995 to 1996 was the result of lower material and warranty costs associated with the higher powered Holmium Laser, which was first introduced in fiscal 1994, for use in orthopedics offset by additional inventory write-downs of approximately $352,000.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

        R&D expenses were $3,391,000 in fiscal 1997, compared to $2,106,000 in fiscal 1996 and $2,285,000 in fiscal 1995. R&D spending in fiscal 1998 is expected to be approximately equal to the fiscal 1997 level, as the Company intends to continue to fund development of several new products. R&D as a percentage of net revenues increased to 37% of net revenues in fiscal 1997 vs. 22% and 24% in fiscal years 1996 and 1995, respectively. The increase in R&D expenses in 1997 was largely due to the development of the automated system for performing MLR by the 90% owned subsidiary, Cardiodyne.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses decreased 9% to $5,963,000 in fiscal 1997, compared to $6,494,000 in fiscal 1996, which was a 5% increase from the fiscal 1995 total of $6,173,000. The decrease in fiscal 1997 is attributed to lower legal expenses. The increase in fiscal 1996 was due primarily to the approximately $600,000 increase in legal expenses in fiscal 1996 compared to fiscal 1996 offset in part by lower marketing expenses and commissions paid on decreased sales. Legal expenses associated with current litigation the company is involved in are anticipated to decline in fiscal 1998.

        SG&A expenses decreased as a percentage of net revenues in fiscal 1997 over fiscal 1996 and 1995 (64%, 69% and 64%, respectively), due to a higher level of legal expenses incurred as noted above, in connection with litigation.

INTEREST INCOME, TAXES AND NET LOSS

        Interest income in fiscal 1997 was $368,000 compared to $395,000 in fiscal 1996 and $309,000 in fiscal 1995. The levels of cash and equivalents available for investment in interest bearing securities were $5,341,000, $8,100,000, and $4,415,000, as of September 30, 1997, 1996 and 1995,
respectively. In 1997, the Company generated lower income on its investments than in 1996 due to the lower overall level of cash available for investment during the current fiscal year.

        The fiscal 1997 net loss was $5,778,000 compared to a net loss of $4,729,000 in fiscal 1996 and $5,290,000 in fiscal 1995.

        Due to the net losses incurred, the Company did not pay income taxes for fiscal 1997, 1996, and 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company had working capital of $9,651,000, compared to $13,919,000 at the end of fiscal 1996. Cash, cash equivalents and marketable securities decreased by $2,759,000 in fiscal 1997 to $5,341,000 at September 30, 1997 from $8,100,000 at September 30, 1996. The decrease in cash and cash equivalents, and marketable securities was due to the following fiscal 1997 events: (i) cash used for operating activities totaling approximately $4.8 million and (ii) capital and patent expenditures of $468,000, which were offset by funds received from the sale of net assets of Poly-Optical of $1.3 million and the sale of 1,000,000 shares of Cardiodyne's common stock for $1.1 million.

        The Company has incurred significant net operating losses during each of the last three years. At September 30, 1997, the Company had working capital of approximately $9.6 million and had no long-term obligations. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months excluding additional investment in Cardiodyne. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products. If funds for the latter purpose are not obtained, the Company will require cut-backs in Cardiodyne's operating expenses or cease funding of Cardiodyne's operations. Sources of additional financing include the sale of equity securities of the Company or its subsidiaries and the sale or licensing of certain patent rights.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and financial statement schedule required by
Item 8 of this report are set forth in the index on page F-1.

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

        10(d) Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

        10(e) Poly-Optical lease with Elpal Electronics Inc. dated August 13, 1993.

        10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

        10(g) Patent assignment agreement with Robert Ginsburg, M.D. dated July 1, 1993

        10(h) License agreement with Christopoulos Stafanadis, M.D. and Pavlos Toutouzas, M.D. dated April 1, 1993

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

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Trimedyne, Inc.

Date: January 12, 1998                             /s/ Marvin P. Loeb
                                                   ----------------------------
                                                   Marvin P. Loeb,
                                                   Chairman and
                                                   Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                       DATE
---------                              -----                                       ----
/s/ Marvin P. Loeb                     Chairman of the                             Jan. 12, 1998
---------------------------            Board of Directors
Marvin P. Loeb                         Chief Executive Officer


---------------------------            President and                               Jan. 12, 1998
Peter T. Hyde                          Chief Operating
                                       Officer

/s/ Donald Baker                       Director                                    Jan. 12, 1998
---------------------------
Donald Baker

/s/ Bruce N. Barron                    Director                                    Jan. 12, 1998
---------------------------
Bruce N. Barron

/s/ Richard F. Horowitz                Director                                    Jan. 12, 1998
---------------------------
Richard F. Horowitz

/s/ Charisse E. Chel                   Corporate Controller,                       Jan. 12, 1998
---------------------------            Treasurer and
Charisse E. Chel                       Chief Financial and Accounting Officer

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 8:


                                                                                              PAGE
Consolidated Financial Statements:

        Report of Independent Accountants                                                      F-2

        Consolidated Balance Sheets at September 30, 1997 and 1996                             F-3

        Consolidated Statements of Operations for each of the three years in the period
        ended September 30, 1997                                                               F-4

        Consolidated Statements of Stockholders' Equity for each of
        the three years in the period ended September 30, 1997                                 F-5

        Consolidated Statements of Cash Flows for each of the three years in the period
        ended September 30, 1997                                                               F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trimedyne, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page F-1 present fairly, in all material aspects, the financial position of Trimedyne, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
December 19, 1997

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               ASSETS
                                                                                   SEPTEMBER 30,
                                                                              1997             1996
                                                                         ------------      ------------
Current assets:
  Cash and cash equivalents                                              $  3,286,000      $  5,575,000
  Marketable securities (Note 2)                                            2,055,000         2,525,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $232,000 and $337,000                          2,732,000         2,512,000
  Inventories (Note 3)                                                      3,285,000         5,214,000
  Other                                                                       498,000           395,000
                                                                         ------------      ------------

        Total current assets                                               11,856,000        16,221,000

Net properties (Note 3)                                                       905,000         1,224,000
Intangible assets, net of accumulated amortization of
  $315,000 at September 30, 1996                                                   --           294,000
                                                                         ------------      ------------

                                                                         $ 12,761,000      $ 17,739,000
                                                                         ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $    580,000      $    683,000
  Accrued expenses (Note 3)                                                 1,519,000         1,433,000
  Deferred income (Note 2)                                                    106,000           186,000
                                                                         ------------      ------------

        Total current liabilities                                           2,205,000         2,302,000
                                                                         ------------      ------------

Minority interest (Note 2)                                                    118,000           167,000
Stockholders' equity (Note 6):
  Common stock - $.01 par value; 15,000,000 shares
    authorized, 11,007,565 and 10,991,956 shares
    issued                                                                    110,000           110,000

  Capital in excess of par value                                           43,017,000        42,081,000
  Accumulated deficit                                                     (31,953,000)      (26,175,000)
  Unrealized gain on securities available for sale                            (23,000)          (33,000)
                                                                         ------------      ------------

                                                                           11,151,000        15,983,000
  Less shares of common stock in treasury,
    101,609 and 101,609 shares                                               (713,000)         (713,000)
                                                                         ------------      ------------

        Total stockholders' equity                                         10,438,000        15,270,000
                                                                         ------------      ------------

                                                                         $ 12,761,000      $ 17,739,000
                                                                         ============      ============



                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                                       1997             1996            1995
                                                   -----------      -----------      -----------
Net revenues                                       $ 9,262,000      $ 9,383,000      $ 9,639,000
Costs of goods sold                                  6,036,000        6,141,000        6,760,000
                                                   -----------      -----------      -----------

Gross Profit                                         3,226,000        3,242,000        2,879,000

Selling, general and administrative                  5,963,000        6,494,000        6,173,000
Research and development expenses                    3,391,000        2,106,000        2,285,000
                                                   -----------      -----------      -----------

Loss from operations                                (6,128,000)      (5,358,000)      (5,579,000)

Other income (expense):
  Interest income                                      368,000          395,000          309,000
  Minority interest in consolidated subsidiary         156,000               --               --
  Other                                                 69,000            7,000         (352,000)
                                                   -----------      -----------      -----------

Net loss from continuing operations                 (5,535,000)      (4,956,000)      (5,622,000)
                                                   -----------      -----------      -----------

Net income from discontinued operations                 33,000          227,000          332,000
Loss on sale of subsidiary assets                     (276,000)              --               --
                                                                    -----------      -----------

Net loss                                           $(5,778,000)     $(4,729,000)     $(5,290,000)
                                                   ===========      ===========      ===========

Earnings (loss) per share:
  From continuing operations                       $     (0.51)     $     (0.49)     $     (0.59)
  From discontinued operations                           (0.02)            0.02             0.03
                                                   -----------      -----------      -----------

  Net loss per share (Notes 2 and 12)              $     (0.53)     $     (0.47)     $     (0.56)
                                                   ===========      ===========      ===========









                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                          NOTE
                                                       COMMON STOCK         CAPITAL IN                                 RECEIVABLE
                                                                             EXCESS OF    ACCUMULATED     TREASURY     UNDER STOCK
                                                   SHARES       AMOUNT       PAR VALUE      DEFICIT        STOCK       OPTION PLANS
                                                 ---------   ------------  ------------  ------------   ------------   ------------
Balance at September 30, 1994                    9,548,310   $     96,000  $ 34,932,000  $(16,156,000)  $   (713,000)  $   (982,000)

  Exercise of stock options                         25,600             --        75,000
  Net loss for the year                                                                    (5,290,000)
                                                 ---------   ------------  ------------  ------------   ------------   ------------
Balance at September 30, 19959,                  9,573,910         96,000    35,007,000   (21,446,000)      (713,000)      (982,000)

  Net proceeds from securities
    offering                                       855,000          9,000     4,576,000
  Exercise of stock warrants                        30,000             --       309,000

  Exercise of stock options                        513,046          5,000     2,129,000

  Stock issued to Company's
    401(k) plan                                     20,000             --        60,000
  Payments received from officer                                                                                            982,000
  Net loss for the year                                                                    (4,729,000)
                                                 ---------   ------------  ------------  ------------   ------------   ------------

Balance at September 30, 199                    10,991,956        110,000    42,081,000   (26,175,000)      (713,000)

  Exercise of stock options                          5,400             --         1,000
  Stock issued to Company's
    401(k) Plan                                     10,209             --        48,000
  Minority interest investment in Cardiodyne                                    846,000
  Value of stock options issued
   below fair value                                                              41,000
Net loss for the year                                                                      (5,778,000)
                                              ------------   ------------  ------------  ------------   ------------   ------------
Balance at September 30, 1997                   11,007,565   $    110,000  $ 43,017,000  $(31,953,000)  $   (713,000)  $
                                              ============   ============  ============  ============   ============   ============




                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                   1997           1996          1995
                                                                                -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                                                                      $(5,778,000)  $(4,729,000)  $(5,290,000)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                                   404,000       497,000       588,000
    Provision for excess and obsolete inventory                                     299,000       352,000       122,000
  Write-off of prepaid royalties                                                         --       355,000
  Value of stock options issued below fair value                                     41,000            --            --
  Minority interest in earnings of subsidiary                                      (323,000)       25,000        29,000
  Loss (gain) on sale of subsidiary assets                                          276,000
  Changes in operating assets
    and liabilities:
  Decrease (increase) in trade accounts receivable, net                            (504,000)     (414,000)      510,000
  Decrease (increase) in inventories                                              1,081,000       232,000      (190,000)
  (Increase) decrease in other current assets                                      (159,000)      317,000       422,000
  Decrease (increase) in prepaid royalties                                               --            --        84,000
  (Decrease) increase in accounts payable                                          (103,000)     (338,000)     (276,000)
  Increase (decrease) in accrued expenses                                            86,000      (400,000)        8,000
  (Decrease) increase in deferred income                                            (80,000)      100,000       (95,000)
                                                                                -----------   -----------   -----------

     Net cash used for operating activities                                      (4,760,000)   (4,003,000)   (4,088,000)
                                                                                -----------   -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                                             (455,000)     (296,000)     (259,000)
  Patent expenditures                                                               (13,000)      (58,000)      (65,000)
  Net proceeds from sale of subsidiary assets                                     1,290,000            --            --
  Sale of marketable securities                                                     480,000       495,000     2,521,000
                                                                                -----------   -----------   -----------

     Net cash provided by investing activities                                    1,302,000       141,000     2,197,000
                                                                                -----------   -----------   -----------

Cash flows from financing activities:

  Proceeds from sale of subsidiary stock                                          1,120,000            --            --
  Proceeds from exercise of stock options                                             1,000     2,134,000        75,000
  Proceeds from stock issued under 401(k) program                                    48,000        60,000            --
  Net proceeds from exercise of warrants                                                 --       309,000            --
  Payments received on notes receivable under stock options plan--                       --       982,000            --
  Sale of stock                                                                          --     4,585,000            --
                                                                                -----------   -----------   -----------

    Net cash provided by financing activities                                     1,169,000     8,070,000        75,000
                                                                                -----------   -----------   -----------

Net (decrease) increase in cash and cash equivalents                             (2,289,000)    4,208,000    (1,816,000)
                                                                                -----------   -----------   -----------

Cash and cash equivalents at beginning of period                                  5,575,000     1,367,000     3,183,000
                                                                                -----------   -----------   -----------

Cash and cash equivalents at end of period                                      $ 3,286,000   $ 5,575,000   $ 1,367,000
                                                                                ===========   ===========   ===========


                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    THE COMPANY:

        Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") is engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company was also engaged in the development, manufacture and sale of plastic fiber-optic illumination devices through its 90% owned subsidiary, Poly-Optical Products, Inc. ("Poly-Optical") until January 31, 1997, when its interest in Poly-Optical was sold. The Company is also engaged in the development of cardiovascular laser devices through its subsidiary, Cardiodyne, Inc. ("Cardiodyne").

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, and discontinued operations of its 90% owned subsidiary, Poly-Optical. (Note 12). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company has incurred significant net operating losses during each of the last three years. At September 30, 1997, the Company had working capital of approximately $9.6 million and had no long-term obligations. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months, excluding any additional investment in Cardiodyne. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products or cease funding of Cardiodyne's operations. Sources of additional financing include the sale of equity securities of the Company or its subsidiaries and the sale or licensing of certain patent rights.

     RECLASSIFICATIONS

     Certain prior year items have been reclassified to conform with the current year presentation.

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

     Significant estimates and assumptions include those made surrounding inventory valuation. The Company's inventory largely relates to technologies which have yet to gain wide spread market acceptance. Management currently believes no material loss will be incurred on the disposition of its inventory. If wide spread market acceptance of the Company's products is not achieved, the carrying amount of inventory could be materially impacted.

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

     DISCONTINUED OPERATIONS

     The statements of operations have been restated for all periods presented to reflect the discontinued operations of Poly- Optical, the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997.

     RESEARCH AND DEVELOPMENT COSTS

     All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the liability method of accounting for income taxes.

     The liability method requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets are not recoverable based on future operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995, which establishes a fair value-based method of accounting for stock-based compensation plans. SFAS 123 allows companies to continue to use the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach. The Company intends to follow the intrinsic value-based method allowed by SFAS 123.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS 121 requires that certain long-lived assets be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 in fiscal 1997. The adoption of SFAS 121 had no significant impact on its consolidated financial position or results of operations.

     PER SHARE INFORMATION

     Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the calculation because their inclusion would be antidilutive. Common stock equivalents include dilutive stock options and warrants, if any, using the treasury stock method. The weighted average number of shares used in the calculation of earnings per share for the three years ended September 30 are 10,895,728, 10,082,844, and 9,449,468 for 1997, 1996, and 1995 respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing Earnings per Share ("EPS"), eliminating the presentation of primary EPS (currently required by Accounting Principles Board Opinion No. 15, "Earnings per Share") and requiring dual presentation of basic and diluted EPS on the face of the income statement for all public corporations with complex capital structures. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted, although pro forma disclosure is optional. SFAS 128 is not expected to have a significant impact on per share data.

     EXTENDED WARRANTY/SERVICE CONTRACTS AND DEFERRED INCOME

     Deferred income consists of the unamortized portion of payments received from customers for extended warranty contracts. Revenue earned under these service contracts is recognized ratably over the life of the related contract (typically one year).

     CASH AND CASH EQUIVALENTS

     Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with a remaining maturity of three months or less. Such investments are deemed to be cash equivalents.

     MARKETABLE SECURITIES

     The amortized cost and fair market values of all marketable securities at September 30, 1997 and September 30, 1996 are as follows:



                                                       AMORTIZED
     SECURITIES AVAILABLE FOR SALE                    COST BASIS                        UNREALIZED
     (MATURE WITHIN THREE YEARS)                    (PLUS INTEREST)   FAIR VALUE           GAIN

     SEPTEMBER 30, 1997

     U.S. government and government agencies         $2,032,000      $2,055,000          $23,000

     SEPTEMBER 30, 1996

     U.S. government and government agencies         $2,492,000       2,525,000          $33,000


     The specific identification method has been used to determine cost for each security. The net unrealized holding gain on securities available for sale which is included in stockholders' equity for fiscal 1997 was $23,000. These securities are interest-earning securities.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     During fiscal 1994, an officer-director exercised a 340,000 share stock option and borrowed $982,000 under the Employee Stock Option Loan Program. In March 1996, the loan was repaid in full with accrued interest of $112,643.

     The Company made no cash payments for interest or income taxes in 1997, 1996 or 1995.

NOTE 3.     COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

        Inventories consist of the following at September 30, 1997 and 1996:


                                                    1997                1996
                                                -----------         -----------
Raw materials                                   $ 2,720,000         $ 3,280,000
Work-in-process                                   1,304,000           1,584,000
Finished goods                                    2,408,000           3,445,000
                                                -----------         -----------

                                                  6,432,000           8,309,000
Reserve for excess and
  obsolete inventory                             (3,147,000)         (3,095,000)
                                                -----------         -----------

Net inventory                                   $ 3,285,000         $ 5,214,000
                                                ===========         ===========

      Net properties consist of the following at September 30, 1997 and 1996:


                                                    1997                1996
                                                -----------         -----------
Furniture and equipment                         $ 3,822,000         $ 4,321,000
Leasehold improvements                              331,000             278,000
Other                                               566,000             637,000
                                                -----------         -----------

                                                  4,719,000           5,236,000
Accumulated depreciation
  and amortization                               (3,814,000)         (4,012,000)
                                                -----------         -----------

Net properties                                  $   905,000         $ 1,224,000
                                                ===========         ===========


     Accrued expenses consist of the following at September 30, 1997 and 1996:



                                                       1997              1996
                                                    ----------        ----------
Professional fees                                   $   69,000        $   72,000
Commissions                                            215,000           292,000
Salaries, wages and benefits                           435,000           459,000
Sales tax                                              189,000           201,000
Printing                                               112,000            89,000
Product warranty                                       241,000           177,000
Other                                                  258,000           148,000
                                                    ----------        ----------

                                                    $1,519,000        $1,433,000
                                                    ==========        ==========


NOTE 4.    DEVELOPMENT SUPPLY AND LICENSE AGREEMENT WITH BARD

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

        Under the Agreement, net revenues and royalties earned from Bard accounted for zero percent of the Company's net revenues for the fiscal years ended September 30, 1997 and 1996 and 3% in 1995. In addition, the Company incurred reimbursable development costs related to urological applications of zero percent during the years ended September 30, 1997 and 1996 and $184,500 in 1995. At September 30, 1997, 1996 and 1995, the Company included $382,000, $382,000, and $382,000 respectively, in other assets. Such amounts represent monies receivable from Bard for royalties earned, reimbursable legal costs incurred and reimbursable R&D expenses incurred.

NOTE 5.    INCOME TAXES:

        Due to the net operating losses incurred by the Company in prior years, no provision for income taxes has been made. The deferred tax balances are comprised as follows:


                                                 SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                 ------------------         ------------------
Deferred tax assets:
    Net operating loss carry forwards               $ 10,869,000                $  8,593,000
    Research & development credits                     1,984,000                   1,739,000
    Inventory obsolescence reserves                    1,259,000                   1,238,000
    Accrued expenses                                     298,000                     332,000
    Account receivable reserves                           93,000                     135,000
    Valuation allowance                              (14,107,000)                (11,833,000)
                                                    ------------                ------------
                                                         396,000                     204,000
Deferred tax liabilities:
    Fixed asset basis                                   (396,000)                   (204,000)
                                                    ------------                ------------
                                                    $          0                $          0
                                                    ============                ============


    The valuation allowance for deferred tax assets increased approximately $2,274,000 and $2,302,000 during the years ended September 30, 1997 and September 30, 1996, respectively. The changes primarily relate to additional net operating loss carry forwards generated in fiscal 1997 and 1996, which were fully reserved for at year end.

    At September 30, 1997, the Company had net operating loss carry forwards for federal and state income tax purposes totaling approximately $29,511,000 and $13,919,000, respectively, which for Federal reporting purposes begin to expire in 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 6.    STOCKHOLDERS' EQUITY:

    SECURITIES OFFERING:

    In March 1996, the Company completed an offering of 855,000 shares of its common stock, which were sold with warrants to purchase 338,750 shares of common stock, resulting in net proceeds to the Company totaling $4,585,000. This offering was completed pursuant to Regulation S of the Securities and Exchange Commission.

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

    Activity during the years ended September 30, 1997, 1996 and 1995 under the plans was as follows:

                                       STOCK OPTIONS OUTSTANDING


                                                           OPTION EXERCISE                AGGREGATE
                                    OPTIONS                PRICE PER SHARE              EXERCISE PRICE

September 30, 1994                 1,127,830                1/100 - 5 1/2                $ 6,121,031
Granted                              302,500                2 3/4 - 3 3/8                  1,034,562
Exercised                            (25,600)               1/100 - 5 1/2                    (61,463)
Canceled                             (25,400)               3 3/8 - 5 1/2                   (105,411)
Exchanged                           (697,080)               3 5/8 - 5 1/2                 (3,766,838)
Reissued                             697,080                3 1/2                          2,439,780
                                   ---------                -------------                -----------

September 30, 1995                 1,379,330                1/100 - 5 1/2                  5,661,661
Granted                              489,000                2 3/4 - 6 7/8                  3,205,220
Exercised                           (493,046)               2 3/4 - 6 3/4                 (2,090,580)
Canceled                            (139,150)               2 3/8 - 6 5/8                   (520,209)
                                   ---------                -------------                -----------

September 30, 1996                 1,236,134                1/100 - 6 7/8                  6,256,092
Granted                              105,000                2 7/8 - 4 1/4                    358,762
Exercised                             (5,400)               1/100 - 3 1/2                     (1,450)
Canceled                            (215,550)               2 3/8 - 6 5/8                 (1,062,160)
                                   ---------                -------------                -----------

September 30, 1997                 1,120,184                1/100 - 6 7/8                $ 5,551,244
                                   =========                =============                ===========

        As of September 30, 1997, the Company had 110,550 available options and authorized under the above option plans. Of the shares previously granted and outstanding at September 30, 1997, 472,370 shares were vested and exercisable at prices ranging from $0.01 to $6.88 per share.

        As options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

        On August 18, 1994, the Board of Directors approved the exchange of all outstanding Incentive Stock Options and Non-Qualified Stock Options held by directors, consultants, officers and employees of the Company that were in excess of $5.50 per share for new options exercisable at $5.50 per share with the same vesting periods. The closing price of the common stock on such date was $3.25 as reported by the NASDAQ National Market System. On September 11, 1995, the Board of Directors approved the exchange of all outstanding Incentive Stock Options and Non-Qualified Stock Options held by consultants, officers (excluding the President and the Chairman of the Company) and employees of the Company that were in excess of $3.50 per share for new options exercisable at $3.50 per share with the same vesting periods. The closing price of the common stock on such date was $3.375 as reported by the NASDAQ National Market System. Compensation expense related to stock options issued to non-employees during the periods presented was not significant.

        Pursuant to SFAS No. 123 "Accounting for Stock Based Compensation," the Company is required to disclose the effects on the net loss per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the years ended September 30, 1997 and 1996 to the pro forma amounts of $6,138,000 and $4,888,000, respectively with a pro forma net loss per share of $0.56 and $0.48, respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 1997 and fiscal 1996 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of 98.5 percent were applied to all options granted during fiscal year 1997 and fiscal year 1996. The weighted average fair value at the grant date for the options granted during fiscal years 1997 and 1996 was $2.63 and $4.99 per option, respectively.

        WARRANTS:

        During fiscal 1994, 44,000 warrants, issued in connection with a prior securities offering, were exercised and total proceeds of $460,000 were received. During fiscal 1996, 30,000 of such warrants were exercised, resulting in proceeds of $309,000. As of September 30, 1997, 326,000 warrants were outstanding at an exercise price of $10.31, and 130,000 warrants were outstanding at a price of $11.86.

        In addition to the above warrants, in connection with the Company's sale of equity securities in fiscal 1996, the Company issued warrants with an exercise price ranging from $6.53 to $8.125, to purchase 338,750 shares of common stock. These warrants expire in May and June, 1998 and contain certain redemption features that, if the warrants are unexercised and the Company's shares are trading in excess of certain per share prices, allow the Company to redeem the warrants for $.01 each.

        COMMON STOCK ISSUED - CARDIODYNE:

        On October 30, 1996, the Company formed Cardiodyne, a development-stage company, which does not anticipate generating revenues until mid-1998. The Company invested $2,000,000 and transferred to Cardiodyne certain equipment and supplies and certain intellectual property rights in exchange for 9,000,000 shares. The Company's chief executive officer purchased, at the same average cost per share as the Company's, 500,000 shares at $0.24 each, the then estimated fair value of such common stock. Prior to February 11, 1997, Cardiodyne issued options to purchase 725,000 shares of its common stock at an exercise price of $0.24 per share, the then estimated fair value of the common stock. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock. Subsequent to February 11, 1997, Cardiodyne issued options to purchase 206,000 shares of its common stock to certain employees at an exercise price of $0.24 per share. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $41,000 for the difference between the fair value of the common stock at the date of grant and the exercise price over the vesting period of five (5) years. In addition, Cardiodyne issued options to purchase 63,000 shares of its common stock at an exercise price of $2.00 per share.

        In connection with the 500,000 common shares issued by Cardiodyne to an unrelated party at $2.00 per share, the holder has the right to receive additional common shares on a pro-rata basis in the event additional shares are sold to third parties at a per share price lower than $2 per share.

NOTE 7.    EMPLOYEE BENEFIT PLAN:

        Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's contributions to the Retirement Plan totaled $73,000, $72,000, and $76,000 for 1997, 1996, and 1995, respectively.

NOTE 8.    RELATED PARTY TRANSACTIONS:

        The Company has made payments of $31,000, $54,000, and $30,000 in the fiscal years ending 1997, 1996, and 1995, respectively, to two law firms. A director of the Company is a member of one of the law firms. Another director was a member of the other law firm until his retirement from that law firm in 1994. Cardiodyne shares space with an affiliated company controlled by the Company's CEO. The company allocates expenses to said affiliate based on actual cost incurred. For each of the three years presented, such costs were not significant. Also see Note 6 for discussion of additional related party transactions.

NOTE 9.    COMMITMENTS:

        The Company is obligated under certain facility lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:


        1998                           $366,000
        1999                            195,000
        2000                            139,000
                                      ---------

        Total                          $700,000
                                      =========


        The lease on the Company's headquarters facility expires in December, 1998. The Company has an option to renew the lease for one period of thirty months. The Company's Cardiodyne facility lease expires January 31, 2002 and contains one thirty-six month renewal option.

        Rent expense for the years ended September 30, 1997, 1996 and 1995 was approximately $307,000, $294,000, and $315,000, respectively.

NOTE 10.   LITIGATION:

        In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) fiber. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the uncertainty of future urology revenues. Royalties paid in 1997, 1996 and 1995 were not significant. Management believes that all royalties on future sales of Urolase(R) fibers over the term of the agreement, which has no expiration date, will not be significant.

        In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The Court granted SLT's motion for summary judgment that all three U.S. Patents are not infringed by SLT's laser devices. The Company believes that the Court's granting SLT's motions for summary judgment is incorrect on two of the patents, and the Company has, upon advice of its counsel, appealed the Court's decision in the SLT suit.

        On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and pay certain amounts due under the Agreement (see Note 4). The trial date is tentatively set for April 1998.

        The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company. However, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company's financial condition, operations or cash flows.

NOTE 11.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER

        The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. No single customer represented more than 10% of sales in either fiscal 1997 or fiscal 1996.

        Sales in foreign countries in fiscal 1997 and 1996 accounted for approximately 36% and 20% of the Company's total sales, respectively. The breakdown by geographic region is as follows:


                                                     1997          1996
                                                 ----------     ----------
Asia                                             $  509,000     $  636,000
Latin America                                       164,000        353,000
Middle East                                         263,000         33,000
Europe                                            2,170,000      1,129,000
Other (Australia, New Zealand, South Africa)        236,000        298,000
                                                 ----------     ----------

Total                                            $3,342,000     $2,449,000
                                                 ==========     ==========


        The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 12.    DISCONTINUED OPERATIONS

        On January 31, 1997, the Board of Directors authorized the sale of the net assets of its 90% owned subsidiary Poly-Optical. The Company received proceeds of $1,566,000, less costs of disposition of $155,000, which includes a two year indemnification provision, less a minority interest valued at $121,000, resulting in net proceeds of $1,290,000 for the sale of the assets of Poly-Optical. Accordingly, the Company recorded a loss of $276,000 on the sale of Poly-Optical. This loss represents the difference between the net proceeds received and the carrying value of the net assets sold of $1,566,000.

        The results of operations for discontinued operations for the years ended September 30, 1997, 1996, and 1995 are presented below (in thousands):


                                                   1997        1996        1995
                                                  ------      ------      ------
Net sales ..................................      $  918      $3,105      $3,402
Cost and Expenses
  Cost of goods sold .......................         457       1,638       1,821
  Selling, general and administrative ......         333         943         894
  Research and development .................          91         272         314

                                                  ------      ------      ------
  Total Costs and Operating Expenses .......         881       2,853       3,029

                                                  ------      ------      ------
Income from discontinued operations ........          37         252         373
  Less Minority Interest ...................           4          25          29
    Less Other .............................          --          --          12

                                                  ------      ------      ------
Net income from Discontinued Operations ....      $   33      $  227      $  332
                                                  ======      ======      ======


NOTE 13.   SUBSEQUENT EVENTS

        In November 1997, Cardiodyne filed an application with the FDA to conduct a clinical trial in the United States of its MLR System in the treatment of severe angina.

                                  SCHEDULE VIII

                         TRIMEDYNE, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS




                                               BALANCE                                         BALANCE
                                            AT BEGINNING     CHARGE TO       WRITE OFF         AT END
DESCRIPTION                                  OF PERIOD       EXPENSE        TO RESERVE       OF PERIOD
                                           -----------       -------       -----------      -----------
FOR THE YEAR ENDED SEPTEMBER 30, 1997
Allowance for bad debt                     $   337,000       $      --     $  (105,000)     $   232,000
Inventory reserve                            3,095,000          52,000              --         3,147,00
Income tax valuation allowance              11,833,000       2,274,000              --       14,107,000


                                             BALANCE                                        BALANCE
                                           AT BEGINNING      CHARGE TO     WRITE OFF         AT END
DESCRIPTION                                 OF PERIOD        EXPENSE       TO RESERVE       OF PERIOD
                                           -----------     -----------     -----------     -----------
FOR THE YEAR ENDED SEPTEMBER 30, 1996
Allowance for bad debt                     $   315,000     $    48,000     $    70,000     $   337,000
Inventory reserve                            2,743,000              --         352,000       3,095,000
Income tax valuation allowance               9,531,000       2,302,000              --      11,833,000


                                              BALANCE                                     BALANCE
                                           AT BEGINNING    CHARGE TO     WRITE OFF         AT END
DESCRIPTION                                 OF PERIOD       EXPENSE      TO RESERVE       OF PERIOD
                                           ----------     ----------     ----------      ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1995
Allowance for bad debt                     $  335,000     $   62,000     $  (82,000)     $  315,000
Inventory reserve                           2,621,000        685,000       (563,000)      2,743,000
Income tax valuation allowance              7,428,000      2,103,000             --       9,531,000