Form 10-K405/A
period 1997-09-30
TRIMEDYNE INC
filed 1998-01-28
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997         COMMISSION FILE NO. 0-10581



                                 TRIMEDYNE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEVADA                                             36-3094439
----------------------------------------                     -------------------
   (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
        OF INCORPORATION)                                    IDENTIFICATION NO.)


   2801 BARRANCA ROAD, P.O. BOX 57001
          IRVINE, CALIFORNIA                                     92619-7001
----------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 559-5300

                         -----------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The aggregate market value of voting stock held by non-affiliates of registrant on January 12, 1998, based upon the closing price of the common stock on such date was $19,085,000.

         As of January 12, 1998, there were outstanding 10,905,956 shares of registrant's Common Stock.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

                                    PART III

ITEM 10. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and offices of all of the directors and executive officers of the Company:


  Name                              Age                 Office Held
  ----                              ---                 -----------
Marvin P. Loeb                      71                  Director, Chairman of the Board of Directors,
                                                        and Chief Executive Officer

Peter T. Hyde                       50                  Director, President and Chief Operating Officer

Donald Baker                        68                  Director

Bruce N. Barron                     42                  Director

Richard F. Horowitz                 57                  Director

Charisse E. Chel                    43                  Corporate Controller, Treasurer and
                                                        Chief Financial and Accounting Officer

L. Dean Crawford                    53                  Vice President-Operations/Research
                                                        and Development

Richard A. Demmer                   66                  Vice President-Sales, and Secretary

Susan Gamble                        42                  Vice President-Regulatory Affairs
                                                        and Quality Assurance

Hope Sherwood                       43                  Vice President-Marketing


                                    DIRECTORS

        Marvin P. Loeb has been a director of the Company since 1980, Chairman of the Board of the Company since March 1981, Chief Executive Officer of the Company since April 1991 and he served as President of the Company from April 1991 until November 1992. He has been the Chairman of the Board for Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He has been a Director of Pharmos, Inc. (formerly Pharmatec, Inc.), a publicly-held company developing pharmaceutical products, since December 1982 and Chairman from that date until October 1992. Since May 1986, he has been Chairman and a director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb was a Director of Gynex Pharmaceuticals, Inc., (now BioTechnology General Corporation), a publicly-held pharmaceutical manufacturer, from April 1986 until August 1993, and was its Chairman from April 1986 to August 1992. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company engaged in the development of a feminine hygiene product. From December 1979, he was Chairman of Automedix Sciences, Inc., (now COMC, Inc.), a publicly held company in the voice and data telecommunications business, of which he continues to serve as a Director. Since 1980, Mr. Loeb has been a director of Contracap, Inc., (Chairman from 1988 to 1993), a publicly held company which was developing a contraceptive product and is now inactive. Mr. Loeb was Chairman from 1983 to April 1987 and Vice Chairman from April 1987 to April 1992 of Petrogen, Inc., a privately held company which was developing genetically engineered bacteria for oil and toxic waste cleanup and is now inactive. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb is Mr. Barron's father-in-law. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

         Peter T. Hyde has been a director of the Company since January 1993. He has been the President and Chief Operating Officer of the Company since November 1992. Prior to this appointment, he was a consultant for the Company from August 1992 until November, 1992. From March 1982 until August 1992, Mr. Hyde held numerous management positions at Alcon Surgical Inc., Fort Worth, Texas, an ophthalmic company. Mr. Hyde holds a Bachelor of Science degree from the United States Military Academy at West Point.

         Donald Baker has been a director of the Company since May 1983. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since August 1996. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker is a Director of the Mid-America Committee on International Business and Government Cooperation, Chicago, Automedix Sciences (now COMC, Inc.), Santa Ana, CA and Cardiomedics, Inc., Santa Ana, CA. He is a member of the Illinois, Chicago and American Bar Associations.

         Bruce N. Barron has been a director of the Company since August 1988 and was also a director of the Company from May 1980 to March 1983. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. Since April 1995 he has been President and CEO of Molecular Geriatrics Corporation, a privately owned company developing pharmaceuticals to treat and a diagnostic to detect, Alzheimer's Disease, having been Chief Financial Officer since September 1993 and a director since June 1994. He was Chief Financial Officer and a director of Gynex Pharmaceuticals, Inc. (now BioTechnology General Corporation), from May 1985 to August 1993 and Secretary from November 1985 to July 1989. He was Vice President-Finance and a director of Contracap, Inc. from April 1988 to June 1993, a director of Petrogen, Inc. from July 1990 to April 1992; President and Chief Executive Officer of Pharmos, Inc., a biotechnology company, from July 1990 to October 1992, a director of Pharmos, Inc., from August 1988 to October 1992, and from July 1985 to July 1986 (Vice President Finance from July 1985 to July 1987); a director of Xtramedics, Inc. from September 1988 to June 1994, Vice Chairman and Chief Executive Officer from September 1989 to February 1994 and Vice President-Finance from September 1988 to September 1989; a director of Automedix Sciences (now COMC, Inc.) since 1984 and Secretary/Treasurer since December 1987; Treasurer, Chief Financial Officer and a director of Direct Therapeutics, Inc. (a privately owned company developing therapeutics for the treatment of cancer) since June 1991; a director of Applied Starch Technologies (a privately owned company developing starch based products) since January 1992; a director of Cardiomedics, Inc. since May 1986 and a director of Toll Coating Services, a privately owned company providing specialty coating to various industries since January 1995. He has served without compensation from time to time since 1978 as a director, Secretary and/or Treasurer of Master Health Services, Inc., and other privately owned companies some of which Marvin P. Loeb, his father-in-law, has an interest. Members of Mr. Barron's family, but not Mr. Barron, are beneficiaries of a trust established by Mr. Loeb. Mr. Barron holds a B.S. degree in Accounting from the University of Illinois.

         Richard F. Horowitz has been a director of the Company since April 1983. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He has been a Director of Automedix Sciences, Inc. (now COMC, Inc.) since November 1988 and of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 33 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Heller, Horowitz & Feit, P.C. has been securities counsel to the Company and to other entities with which Mr. Loeb is associated. Mr. Horowitz is a graduate of Columbia College and Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

                               EXECUTIVE OFFICERS

         The executive officers of the Company who are not also directors are:

         Charisse E. Chel, has been Chief Financial Officer since September 1997 and Treasurer since April 1997. She has been Corporate Controller since June 1996. Before joining the Company, she was Vice President-Administration and Finance and Controller for Coastcast Corporation. Ms. Chel has a Bachelor of Science Degree in Business Administration from the University of Phoenix.

         L. Dean Crawford, has been Senior Vice President-Research and Development since April 1997. Mr. Crawford had been Vice President-Operations/Research & Development since July 1995 and Vice President-Delivery Systems since May 1992. Mr. Crawford has been with Trimedyne since February 1989. Before joining the Company, he was a manufacturing engineer and R&D Section Manager for Baxter Edwards Critical Care Division. Mr. Crawford has a Bachelors and Masters of Engineering Degree in Mechanical Engineering from Brigham Young University.

         Richard A. Demmer, has been Vice President of International Sales and Corporate Secretary since 1990. Mr. Demmer had been Executive Vice President and Secretary of the Company and President, Industrial Products Division (Poly-Optical Products, Inc. and Laser Ionics, Inc.) since September 1987. He had been Secretary-Treasurer of the Company from September 1987 through November 1988 and previously served in that capacity from September 1985 to December 1986. He had been Vice President and General Manager, Industrial Products Division since September 1986. Prior to September 1986, Mr. Demmer was Vice President and General Manager (since 1978) and a Director (since April 1985) of the Company's subsidiary, Poly-Optical Products, Inc.

         Susan H. Gamble, has been Vice President-Regulatory Affairs and Quality Assurance since April 1997. Ms. Gamble has been with Trimedyne since May 1994 as Director, Regulatory Affairs and Quality Assurance. Before joining the Company, she was with Johnson & Johnson as Manager, Regulatory Affairs for Iolab Corporation. Ms. Gamble holds a Bachelor of Science Degree in Biological Sciences from the University of California at Irvine, and a Masters of Business Administration from Pepperdine University.

         Hope Sherwood, has been Vice President-Marketing since April 1997. Ms. Sherwood had been Director of Marketing since April 1992. She has been with Trimedyne since September 1987. Before joining the Company, she owned and managed two agencies in New York. Ms. Sherwood holds a Bachelor of Arts Degree in Spanish and English from the State University of New York at Albany.

ITEM 11. EXECUTIVE COMPENSATION


                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

         The following table sets forth the executive compensation paid during the fiscal years ended September 30, 1997, 1996 and 1995 to all Executive officers of Trimedyne who earned more than $100,000 in combined salary and bonus in fiscal 1997:

                                     TABLE I
                              SUMMARY COMPENSATION

                                                                                Long-Term
                                                                             Compensation Awards
                                                                             -------------------
                                                 Annual Compensation(1)          Securities
                                                 ----------------------          Underlying          All Other
Name of Individual                               Salary          Bonus            Options          Compensation
and Principal Position              Year           ($)            ($)               (#)              ($)(2)
----------------------              ----         -------         -----           ----------        ------------
Marvin P. Loeb, Chairman            1997         218,214                               --             12,898
of the Board and Chief              1996         199,518             --            60,000             12,487
Executive Officer                   1995         189,858             --                --             12,770

Peter T. Hyde, President            1997         189,808                               --             15,359
and Chief Operating Officer         1996         175,268              -            40,000             15,444
                                    1995         172,200              -                 -             14.516

L. Dean Crawford, Sr.               1997          95,741                               --              6,010
V.P.-Research and Development       1996          95,365                           20,000              5,869
                                    1995          91,883                           70,500(3)           5,260

Richard A. Demmer,                  1997          85,757         25,982                --              7,731
V.P. of International Sales,        1996          84,773         19,057             7,500              8,282
Secretary                           1995          80,581         13,029            54,000(4)           7,633

---------------------------
(1) Amounts shown include cash and non-cash compensation earned and received by executive officers.

(2) Amounts of Other Annual Compensation shown for officers include the cost of
    (i) car allowances and expenses, and (ii) costs of 401(k) matching contributions.

(3) Includes 58,500 shares of Common Stock repricing.

(4) Includes 50,000 shares of Common Stock repricing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options granted for the named executive officers during the fiscal year ended September 30, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table concerning unexercised options held as of the end of the 1997 fiscal year.

                          FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                 UNEXERCISED  OPTIONS/SAR              IN-THE-MONEY OPTIONS
                                                                      AT FY END (#)(1)                    AT FY END ($)(2)
                                                              -------------------------------      ------------------------------
                              SHARES
                            ACQUIRED ON         VALUE
                           EXERCISE (#)     REALIZED ($)      EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                           ------------     ------------      -----------       -------------      -----------      -------------
LOEB, MARVIN P.                    --              --            54,000             66,000                --                 --

HYDE, PETER T.                     --              --            48,000             72,000                --                 --

CRAWFORD, L. DEAN                  --              --            31,810             31,200               183                 --

DEMMER, RICHARD  A.                --              --            17,100             17,400                --                 --

----------------------
(1) Non-Qualified Stock Options granted have a term of six years, and Incentive Stock Options granted have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable over periods of two, three, four or five years for Non-Qualified Stock options and five years for Incentive Stock Options from dates of grant. See footnote 1 to "Executive Compensation - Option/SAR Grants in Last Fiscal Year" above for additional information or general terms which apply to all stock option awards made.

(2) Values were calculated by multiplying the closing market price of Trimedyne Common Stock at September 30, 1997 ($2.68 per share as reported by NASDAQ on that date) by the respective number of shares and subtracting the option price. No dollar value means that the market price is lower than the exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT

         The following transactions occurred during fiscal 1997 in which the present directors, officers and key employees of the Company had a direct or indirect material interest. The Company believes that the terms of the transactions described below are as favorable as could have been obtained with unaffiliated third parties.

         Mr. Horowitz, a director of the Company, is a member of the firm of Heller, Horowitz & Feit, P. C., securities counsel to the Company. Heller, Horowitz & Feit, P.C. also represent other companies of which Mr. Loeb is a director, officer and/or controlling stockholder. During the fiscal year ended September 30, 1997, the company paid $27,800 to the above law firm. Mr. Barron, a director, is also a consultant to the Company and was compensated at the rate of $2,800 per month receiving a total of $33,600 in fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Trimedyne, Inc.

Date: January 28, 1998                        By: /s/ MARVIN P. LOEB
                                             ----------------------------
                                                 Marvin P. Loeb,
                                                 Chairman and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                       DATE
---------                              -----                                       ----
/s/ Marvin P. Loeb                     Chairman of the Board of Directors      January 28, 1998
---------------------------            Chief Executive Officer
    Marvin P. Loeb


                                       President and Chief Operating            January 28, 1998
---------------------------            Officer
    Peter T. Hyde


/s/ Donald Baker                       Director                                 January 28, 1998
---------------------------
    Donald Baker


/s/ Bruce N. Barron                    Director                                 January 28, 1998
---------------------------
    Bruce N. Barron


/s/ Richard F. Horowitz                Director                                 January 28, 1998
---------------------------
    Richard F. Horowitz


/s/ Charisse E. Chel                   Corporate Controller, Treasurer          January 28, 1998
---------------------------            and Chief Financial and
    Charisse E. Chel                   Accounting Officer