Form 10-Q
period 1997-12-31
TRIMEDYNE INC
filed 1998-02-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
  December 31, 1997                                              0-10581


                                 TRIMEDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           NEVADA                                               36-3094439
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                         Identification Number)


                2801 BARRANCA ROAD, IRVINE, CA 92606 (Address of
--------------------------------------------------------------------------------
                     principal executive offices) (Zip Code)


                                 (714/559-5300)
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No
                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at February 19, 1998
----------------------------                    --------------------------------
Common Stock, $.01 par value                    10,905,956 shares (excluding
                                                101,609 shares held as
                                                Treasury Shares)

                                 TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheets                      3

                 Condensed Consolidated Statements of Operations            4

                 Condensed Consolidated Statements of Cash Flows            5

                 Notes to Condensed Consolidated Financial Statements   6 - 7

         ITEM 2. Management's Discussion and Analysis of Financial      8 - 9
                 Condition and Results of Operations

PART II. Other Information                                            10 - 11

SIGNATURE PAGE                                                             12

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                   1997              1997
                                                               ------------      -------------
Current Assets:
Cash and cash equivalents..................................... $  3,082,000      $  3,286,000
  Marketable securities.......................................    1,010,000         2,055,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $243,000 and $232,000 ........................    2,474,000         2,732,000
  Inventories (Note 3)........................................    3,416,000         3,285,000
  Other.......................................................      490,000           498,000
                                                               ------------      ------------
        Total Current Assets..................................   10,472,000        11,856,000
                                                               ------------      ------------
Net Properties (Note 3)                                             899,000           905,000
                                                               ------------      ------------
                                                               $ 11,371,000      $ 12,761,000
                                                               ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable............................................ $    470,000      $    580,000
  Accrued expenses............................................    1,327,000         1,519,000
  Deferred income.............................................      158,000           106,000
                                                               ------------      ------------
    Total Current Liabilities.................................    1,955,000         2,205,000
                                                               ------------      ------------
Minority Interest (Note 5)....................................       45,000           118,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     11,007,565 and 11,007,565 shares issued..................      110,000           110,000
  Capital in excess of par value..............................   43,037,000        43,017,000
  Accumulated deficit.........................................  (33,037,000)      (31,953,000)
  Unrealized (gain) loss on securities available for sale.....      (26,000)          (23,000)
                                                               ------------      ------------
                                                                 10,084,000        11,151,000
Less shares of common stock in treasury,
  at cost; 101,609 and 101,609 shares.........................     (713,000)         (713,000)
                                                               ------------      ------------
   Total Stockholders' Equity.................................    9,371,000        10,438,000
                                                               ------------      ------------
                                                               $ 11,371,000      $ 12,761,000
                                                               ============      ============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                   -------------------------
                                                      1997         1996
                                                   -----------   -----------
Net Sales.....................................     $ 2,111,000   $ 2,168,000

Costs and Expenses:
  Cost of goods sold..........................       1,170,000     1,259,000
  Selling, general and administrative.........       1,163,000     1,343,000
  Research and development....................         986,000       621,000
                                                   -----------   -----------
   Total Costs and Operating Expenses.........       3,319,000     3,223,000
                                                   -----------   -----------
Loss from Operations..........................      (1,208,000)   (1,055,000)
Other Income (expense):
   Interest income............................          57,000        97,000
   Other......................................          (6,000)      (10,000)
  Minority interest in consolidated subsidiary          73,000            --
                                                   -----------   -----------
Net Loss from continuing operations (Note 2)        (1,084,000)     (968,000)

Net Income from discontinued operations.......              --        44,000
                                                   -----------   -----------
Net Loss......................................     $(1,084,000)  $  (924,000)
                                                   ===========   ===========

Basic and dilutive earnings (loss) per share:
  From continuing operations..................         $ (0.10)      $ (0.09)
  From discontinued operations................              --          0.01

  Basic and dilutive net earnings (loss) per
   share (Note 4).............................          $(0.10)       $(0.08)
                                                        ======        ======

  Weighted average number of shares outstanding     10,905,956    10,895,117


     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                             1997             1996
                                                         ------------     -------------
Cash flows from operating activities:
       Net loss ....................................     $(1,084,000)     $ ( 924,000)
   Adjustment to reconcile net loss to net cash
       used for operating activities:
   Depreciation and Amortization ...................          76,000          107,000
   Provision for excess and obsolete inventory .....              --            9,000
   Value of stock options issued below fair value ..          20,000               --
   Minority interest in earnings of subsidiary .....         (73,000)           5,000
   Changes in operating assets and liabilities:
   Decrease (increase) in trade accounts receivable,
       net .........................................         258,000          119,000
   Decrease (increase) in inventories ..............        (131,000)        (346,000)
   (Increase) decrease in other current assets .....           8,000           35,000
   (Decrease) in accounts payable ..................        (110,000)        (233,000)
   Increase in accrued expense .....................        (192,000)         (97,000)
   (Decrease) increase in deferred income ..........          52,000          (47,000)
                                                         -----------      -----------

   Net cash used for operating activities ..........      (1,176,000)      (1,372,000)

Cash flows from investing activities:
   Capital expenditures ............................         (70,000)         (42,000)
   Patent expenditures .............................         (11,000)
   (Purchase) Sale of marketable securities ........       1,042,000          (12,000)
                                                         -----------      -----------
   Net cash used for investing activities ..........         972,000          (65,000)
                                                         -----------      -----------

Cash flows from financing activities:
        Proceeds from exercise of stock options ....              --            1,000
        Sale of stock ..............................              --               --
                                                         -----------      -----------
   Net cash provided by financing activities .......              --            1,000
                                                         -----------      -----------
Net (decrease) increase in cash and cash equivalents        (204,000)      (1,436,000)
                                                         -----------      -----------
Cash and cash equivalents at beginning of period ...       3,286,000        5,575,000
                                                         -----------      -----------
Cash and cash equivalents at end of period .........     $ 3,082,000      $ 4,139,000
                                                         ===========      ===========


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


NOTE 1

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1997 and September 30, 1997, and the results of operations and of cash flows for the three month periods ended December 31, 1997 and 1996.

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

NOTE 2

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997. The results of operations related to Poly for the periods presented through the date of sale are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                     DECEMBER 31, 1996
                                                    ------------------
Net sales....................................            $  701
Cost and Expenses
  Cost of goods sold.........................               356
  Selling, general and administrative........               231
  Research and development...................                65
                                                         ------
  Total Costs and Operating Expenses.........               652
                                                         ------
Income from discontinued operations..........                49
  Less Minority Interest.....................                 5
                                                         ------
Net income from Discontinued Operations......            $   44
                                                         ======

NOTE 3


                                             DECEMBER 31,     SEPTEMBER 30,
                                                1997              1997
                                             ------------     -------------
Inventories consist of the following:

   Raw material ........................     $ 2,368,000      $ 2,720,000
   Work-in-process .....................       1,861,000        1,304,000
   Finished goods ......................       2,334,000        2,408,000
                                             -----------      -----------

  Total inventory ......................       6,563,000        6,432,000

   Inventory reserve ...................      (3,147,000)      (3,147,000)
                                             -----------      -----------

Net inventory ..........................     $ 3,416,000      $ 3,285,000
                                             ===========      ===========

Net properties consist of the following:

  Furniture and equipment ..............     $ 3,890,000      $ 3,822,000
  Leasehold improvements ...............         331,000          331,000
  Other ................................         568,000          566,000
                                             -----------      -----------

  Total Properties .....................       4,789,000        4,719,000

Accumulated depreciation ...............      (3,890,000)      (3,814,000)
                                             -----------      -----------

Net properties .........................     $   899,000      $   905,000
                                             ===========      ===========

NOTE 4

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (ASFAS 128"), Earnings per Share, which establishes a simplified computation of earnings per share (AEPS@). Under SFAS 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's and Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 5

During the quarter ended March 31, 1997, the Company received $1,120,000 in net proceeds from the sale of stock representing a total of 10% minority interest in the Company's subsidiary, Cardiodyne, Inc. A total of 5% of the minority interest was from stock sold in October, 1996 and paid for in January, 1997 to a related party; and 5% of the minority interest was from stock sold to a third party and paid for in February, 1997. The Company's balance sheet includes a liability which reflects the equity interest held by the minority shareholders. This equity interest includes a portion of the losses incurred by the subsidiary.

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

Method of Presentation.

The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, Inc. (ACardiodyne@). The statement of operations for the months ended December 31, 1996 has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which were sold in an all cash transaction consummated on January 31, 1997.

Quarter ended December 31, 1997 compared to quarter ended December 31, 1996.

During the quarter ended December 31, 1997, Trimedyne's net revenues decreased 3% from the same quarter of the previous year ($2,111,000 vs. $2,168,000). The Company believes that the 3% decline in revenue was primarily due to the continued tightness in hospital budgets for capital equipment in the United States and the introduction of lower cost arthroscopic devices by competitors.

For the current quarter, the Company incurred a loss from continuing operations of $1,084,000, or $0.10 per share, based on 10,905,956 weighted average number of shares outstanding, as compared to a net loss of $924,000 or $0.08 per share, based on 10,895,117 weighted average number of shares outstanding, in the same quarter of the previous year.

Cost of goods sold was 55% of net sales in the first quarter of fiscal 1998 compared to 58% for the first quarter of fiscal 1997. The decrease in cost of goods sold as a percentage of revenues was the result of lower material and warranty costs associated with the higher powered Holmium laser.

Selling, general and administrative expenses decreased from $1,343,000 to $1,163,000, a decrease of $180,000 or 13.4%. The decrease in selling, general and administrative expenses is attributed to lower legal expenses.

Research and development expenditures for the quarter ended December 31, 1997, increased 58% ($986,000 vs. $621,000) due to the increase in costs associated with advanced development work on the new TMR laser system being developed by Cardiodyne for the treatment of severe cardiac disease.

Interest income decreased by 41% to $57,000 for the current quarter, compared with $97,000 for the same period of the prior year due to liquidations of marketable securities.

Liquidity and Capital Resources

The Company's working capital decreased from $9,651,000 at September 30, 1997 to $8,517,000 at December 31, 1997, of which $4,092,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months provided no additional investment is made in Cardiodyne. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products, the success of which cannot be assured. If funds for the latter purpose are not obtained, the Company will require cut-backs in Cardiodyne's operating expenses or cease funding of Cardiodyne's operations. Sources of additional financing include the sale of equity securities of the Company or its subsidiaries and the sale or licensing of certain patent rights.

                                    PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings
        Previously reported.

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


                                                TRIMEDYNE, INC.



Date:  February 19, 1998                        /s/ MARVIN P. LOEB
                                                --------------------------------
                                                Marvin P. Loeb
                                                Chairman and
                                                Chief Executive Officer


Date:  February 19, 1998                        /s/ CHARISSE E. CHEL
                                                --------------------------------
                                                Charisse E. Chel
                                                Corporate Controller, Treasurer
                                                and Chief Financial and
                                                Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  27             Financial Data Schedule