Form 10-Q
period 1998-03-31
TRIMEDYNE INC
filed 1998-05-21
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
March 31, 1998                                                   0-10581


                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


             NEVADA                                           36-3094439
    (State or other jurisdiction                             (IRS Employer
  of incorporation or organization)                       Identification Number)


                2801 BARRANCA ROAD, IRVINE, CA 92606 (Address of
                     principal executive offices) (Zip Code)


                                 (949/559-5300)
              (Registrant's telephone number, including area code)


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

Yes  X      No
    ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

         Class                                     Outstanding at May 20, 1998
----------------------------                       ---------------------------
Common Stock, $.01 par value                       10,905,956 shares (excluding
                                                   101,609 shares held as
                                                   Treasury Shares)

                                 TRIMEDYNE, INC.


                                                                             Page Number
                                                                             -----------
INTRODUCTION                                                                    3

PART I.               Financial Information

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheets                     4

                      Condensed Consolidated Statements of Operations           5

                      Condensed Consolidated Statements of Cash Flows           6

                      Notes to Condensed Consolidated Financial Statements      7

           ITEM 2.    Management's Discussion and Analysis of Financial         9
                      Condition and Results of Operations

PART II.              Other Information                                        10

SIGNATURE PAGE                                                                 11

                                  INTRODUCTION


     As of March 31, 1998 the Company had $6,627,000 in working capital, of which $2,381,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs and the operating needs of its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne") for at least the next three months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured. Additionally, the Company is currently pursuing the sale of a patent license, which could result in additional funds being generated. If current financing activities are unsuccessful, Trimedyne will cease funding of operations at Cardiodyne until additional funds are received, which will provide sufficient working capital to fund Trimedyne's operations through the end of the fiscal year. Other sources of potential financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of other patent rights.

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                       MARCH 31,          SEPTEMBER 30,
                                                                         1998                 1997
                                                                     ------------         -------------
Current Assets:
  Cash and cash equivalents .................................        $  1,356,000         $  3,286,000
  Marketable securities .....................................           1,025,000            2,055,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $253,000 and $232,000 .......................           1,990,000            2,732,000
  Inventories (Note 3) ......................................           3,928,000            3,285,000
  Other .....................................................             386,000              498,000
                                                                     ------------         ------------
        Total Current Assets ................................           8,685,000           11,856,000
                                                                     ------------         ------------
Net Properties (Note 3) .....................................             834,000              905,000
                                                                     ------------         ------------

                                                                     $  9,519,000         $ 12,761,000
                                                                     ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................................        $    536,000         $    580,000
  Accrued expenses ..........................................           1,401,000            1,519,000
  Deferred income ...........................................             121,000              106,000
                                                                     ------------         ------------
    Total Current Liabilities ...............................           2,058,000            2,205,000
                                                                     ------------         ------------
Minority Interest (Note 5) ..................................             (39,000)             118,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     11,007,565 and 11,007,565 shares issued ................             110,000              110,000
  Capital in excess of par value ............................          43,056,000           43,017,000
  Accumulated deficit .......................................         (34,925,000)         (31,953,000)
  Unrealized loss on securities available for sale ..........             (28,000)             (23,000)
                                                                     ------------         ------------
                                                                        8,213,000           11,151,000
                                                                     ------------         ------------
Less shares of common stock in treasury,
  at cost; 101,609 and 101,609 shares .......................            (713,000)            (713,000)
                                                                     ------------         ------------
   Total Stockholders' Equity ...............................           7,500,000           10,438,000
                                                                     ------------         ------------
                                                                     $  9,519,000         $ 12,761,000
                                                                     ============         ============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          MARCH 31,                    MARCH 31,
                                                   -----------------------      -----------------------
                                                      1998         1997             1998        1997
                                                   ----------   ----------      -----------  ----------
Net Sales.....................................    $ 1,549,000  $ 1,786,000      $ 3,660,000   $ 3,954,000
Costs and Expenses:
  Cost of goods sold..........................        877,000    1,165,000        2,048,000     2,421,000
  Selling, general and administrative.........      1,646,000    1,511,000        2,808,000     2,853,000
  Research and development....................      1,047,000      827,000        2,033,000     1,451,000
                                                  -----------  -----------      -----------   -----------

   Total Costs and Operating Expenses.........      3,570,000     3503,000        6,889,000     6,725,000
                                                  -----------  -----------      -----------   -----------

Loss from Operations..........................     (2,021,000)  (1,717,000)      (3,229,000)   (2,771,000)

Other Income (expense):
   Interest income............................         45,000       66,000          102,000       138,000
   Other......................................          3,000      (18,000)          (2,000)       (4,000)
  Minority interest in consolidated subsidiary         85,000       35,000          157,000        43,000
                                                  -----------  -----------      -----------   -----------

Net Loss from continuing operations ..........    $(1,888,000) $(1,634,000)     $(2,972,000)  $(2,594,000)

Net Income (loss) from discontinued
  operations (Note 2)                                      --     ($10,000)              --        33,000
Loss on sale of subsidiary assets...........               --     (276,000)              --      (276,000)
                                                  -----------  -----------      -----------   -----------

Net Loss......................................    $(1,888,000) $(1,920,000)     $(2,972,000)  $(2,837,000)
                                                  ===========  ===========      ===========   ===========
Earnings (loss) per share
  From continuing operations..................         $(0.17)      $(0.15)          $(0.27)       $(0.23)
  From discontinued operations................           0.00        (0.00)            0.00          0.00
  Loss on sale of subsidiary assets...........           0.00        (0.03)            0.00         (0.03)
                                                  -----------  -----------      -----------   -----------
Net Loss per Share (Note 4)...................         $(0.17)      $(0.18)          $(0.27)       $(0.26)
                                                  ===========  ===========      ===========   ===========
Weighted average number of shares outstanding.     10,905,956   10,897,427       10,905,956    10,895,427


     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -----------     -----------
Cash flows used for operating activities:
   Net loss...............................................       $(2,972,000)    $(2,837,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization..........................           152,000         220,000
   Minority interest in earnings of subsidiary............          (157,000)         35,000
   Value of stock options issued below fair value.........            39,000               -
   Loss on sale of subsidiary assets......................                 -         276,000
Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net.............           742,000         137,000
   (Increase) in inventories..............................          (643,000)       (389,000)
   Decrease (increase) in other current assets............           112,000        (219,000)
   (Decrease) in accounts payable.........................           (44,000)       (133,000)
   Decrease (increase) in accrued expense.................          (118,000)         60,000
   Increase (decrease) in deferred income.................            15,000         (26,000)
                                                                 -----------     -----------
Net cash used for operating activities....................        (2,874,000)     (2,876,000)
                                                                 -----------     -----------
Cash flows from investing activities:
   Capital expenditures...................................           (81,000)       (218,000)
   Patent expenditures....................................                 -         (13,000)
   Proceeds from sale of subsidiary assets................                 -       1,397,000
   Sale of marketable securities..........................         1,025,000      (1,026,000)
                                                                 -----------     -----------
   Net cash flows from investing activities...............           944,000         140,000
                                                                 -----------     -----------
Cash flows from financing activities:
   Proceeds from sale of subsidiary stock.................                 -       1,120,000
   Proceeds from exercise of stock options................                 -           1,000
                                                                 -----------     -----------
   Net cash provided by financing activities..............                 -       1,121,000
                                                                 -----------     -----------
Net (decrease) in cash and cash equivalents...............        (1,930,000)     (1,615,000)
                                                                 -----------     -----------
Cash and cash equivalents at beginning of period..........         3,286,000       5,575,000
                                                                 -----------     -----------
Cash and cash equivalents at end of period................       $ 1,356,000     $ 3,960,000
                                                                 ===========     ===========


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1998 and September 30, 1997, the results of operations for the three and six month periods ended March 31, 1998 and 1997 and of cash flows for the six month periods ended March 31, 1998 and 1997.

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

NOTE 2

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997. The results of operations related to Poly for the periods presented through the date of sale are as follows (in thousands):

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                         MARCH 31,          MARCH 31,
                                                           1998               1997
                                                    ------------------  ----------------
Net sales ...................................             $ 217              $ 918

Cost and Expenses
  Cost of goods sold ........................               102                457
  Selling, general and administrative .......               101                333
  Research and development ..................                25                 91
                                                          -----              -----

  Total Costs and Operating Expenses ........               228                881
                                                          -----              -----
Income (loss) from discontinued operations ..               (11)                37
  Less Minority Interest ....................                (1)                 4
                                                          -----              -----
Net income (loss) from Discontinued Operations            $ (10)             $  33
                                                          =====              =====

NOTE 3

                                                    March 31, 1998          September 30, 1997
                                                    --------------          ------------------
Inventories consist of the following:

   Raw material .........................             $ 3,120,000              $ 2,720,000
   Work-in-process ......................               1,446,000                1,304,000
   Finished goods .......................               2,509,000                2,408,000
                                                      -----------              -----------

   Total inventory ......................               7,075,000                6,432,000

   Inventory reserve ....................              (3,147,000)              (3,147,000)
                                                      -----------              -----------

Net inventory ...........................             $ 3,928,000              $ 3,285,000
                                                      ===========              ===========

Net properties consist of the following:

  Furniture and equipment ...............             $ 3,900,000              $ 3,822,000
  Leasehold improvements ................                 332,000                  331,000
  Other .................................                 568,000                  566,000
                                                      -----------              -----------

  Total properties ......................               4,800,000                4,719,000

Accumulated depreciation and amortization              (3,966,000)             (3.814.000)
                                                      -----------              -----------

Net properties ..........................             $   834,000              $   905,000
                                                      ===========              ===========

NOTE 4

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which establishes a simplified computation of earnings per share ("EPS"). Under SFAS 128, primary EPS is replaced by basic EPS, and dual presentation of basic and diluted EPS is required for all entities with a complex capital structure. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's and the Company's majority owned subsidiary Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 5

During the quarter ended March 31, 1997, the Company received $1,120,000 in net proceeds from the sale of stock representing a total of 10% minority interest in the Company's subsidiary, Cardiodyne, Inc. A total of 5% of the minority interest was from stock sold in October, 1996 and paid for in January, 1997 to a related party; and 5% of the minority interest was from stock sold to a third party and paid for in February, 1997. The Company's balance sheet includes a liability which reflects the equity interest held by the minority shareholders in Cardiodyne. This equity interest includes a portion of the losses incurred by the subsidiary.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include the ability to continue its current level of operations beyond the next three months due to limited cash. Other risk factors and uncertainties include general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation.

The condensed consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). The statement of operations for the months ended March 31, 1997 has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which were sold in an all cash transaction consummated on January 31, 1997.

Quarter ended March 31, 1998 compared to quarter ended March 31, 1997.

During the quarter ended March 31, 1998, Trimedyne's net revenues decreased 13% from the same quarter of the previous year ($1,549,000 vs. $1,786,000). For the current quarter, the Company incurred a loss from continuing operations of $1,888,000, compared to a loss from operations of $1,634,000 for the year earlier period. The net loss for the quarter ended March 31, 1998, was $1,888,000, or $0.17 per share, based on 10,905,956 weighted average number of shares outstanding, as compared to a net loss of $1,920,000 or $0.18 per share, based on 10,897,427 weighted average number of shares outstanding, in the same quarter of the previous year.

Cost of goods sold was 57% of net sales in the second quarter of fiscal 1998 compared to 65% for the second quarter of fiscal 1997. The decrease in cost of goods sold as a percentage of revenues was due to a decline in the ratio of laser sales to sales of disposables, as compared to the year ago quarter.

Selling, general and administrative expenses increased to $1,646,000 for the current quarter compared to $1,511,000 for the quarter ended March 31, 1997, an increase of $135,000 or 9%. The increase in selling, general and administrative expenses is attributed to an increase in legal expenses.

Research and development expenditures for the quarter ended March 31, 1998, increased 27% ($1,047,000 vs. $827,000) due to the increase in costs associated with advanced development work on the new MLR laser system being developed by the Company's 90% owned subsidiary Cardiodyne, Inc., for the treatment of severe cardiac disease.

Interest income decreased by 32% to $45,000 for the current quarter, compared with $66,000 for the same period of the prior year due to the declining balances of cash and marketable securities.

Liquidity and Capital Resources

The Company's working capital decreased from $9,651,000 at September 30, 1997 to $6,627,000 at March 31, 1998, of which $2,381,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs and the operating needs of Cardiodyne for at least the next three months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured. Additionally, the Company is currently pursuing the sale of a patent license, which could result in additional funds being generated. If current financing activities are unsuccessful, Trimedyne will cease funding of operations at Cardiodyne until additional funds are received, which will provide sufficient working capital to fund Trimedyne's operations through the end of the fiscal year. Other sources of potential financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of other patent rights.

                                    PART II.

OTHER INFORMATION

ITEM 1.     Legal Proceedings

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

            On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and pay certain amounts due under the Agreement. No trial date is currently set.

            The Company has been named as a defendant in one product liability lawsuit which is being handled by the Company's insurance carrier. A trial was held in March 1998 with a verdict in favor of the Company. The plaintiff has filed a motion for a new trial that is set for hearing in June 1998. It is expected that the plaintiff's request for a new trial will not be granted.

            The Company has been named as a defendant in an employment dispute with a prior employee. The Company cannot assess the potential impact of this lawsuit at this time.

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


                                        TRIMEDYNE, INC.



Date: May 20, 1998                      /s/ MARVIN P. LOEB
                                        ----------------------------------------
                                        Marvin P. Loeb
                                        Chairman and
                                        Chief Executive Officer


Date: May 20, 1998                      /s/ CHARISSE E. CHEL
                                        ----------------------------------------
                                        Charisse E. Chel
                                        Corporate Controller, Treasurer and
                                        Chief Financial and Accounting Officer