Form 10-Q
period 1998-06-30
TRIMEDYNE INC
filed 1998-08-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended                  Commission File Number
          ---------------------                  ----------------------
              June 30, 1998                              0-10581


                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                36-3094439
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

Yes [x]      No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

                  Class                      Outstanding at August 18, 1998
                  -----                      ------------------------------
      Common Stock, $.01 par value            10,905,956 shares (excluding
                                                 101,609 shares held as
                                                    Treasury Shares)

                                 TRIMEDYNE, INC.

                                                                         Page Number
                                                                         -----------

INTRODUCTION                                                                    3

PART I.               Financial Information

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheets                     4

                      Condensed Consolidated Statements of Operations           5

                      Condensed Consolidated Statements of Cash Flows           6

                      Notes to Condensed Consolidated Financial Statements      7

           ITEM 2.    Management's Discussion and Analysis of Financial         9
                      Condition and Results of Operations

PART II.              Other Information                                        11

SIGNATURE PAGE                                                                 13


                                  INTRODUCTION

        As of June 30, 1998 the Company had $8,688,000 in working capital, of which $4,354,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs and the operating needs of its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne") for at least the next seven months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured. If current financing activities are unsuccessful, Trimedyne will cease funding of operations at Cardiodyne until additional funds are received, which will provide sufficient working capital to fund Trimedyne's operations through the end of the fiscal year. Other sources of financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of other patent rights.

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                     JUNE 30,         SEPTEMBER 30,
                                                                       1998               1997
                                                                   ------------       ------------
Current Assets:
  Cash and cash equivalents .................................      $  3,845,000       $  3,286,000
  Marketable securities .....................................           509,000          2,055,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $257,000 and $232,000 .......................         1,867,000          2,732,000
  Inventories (Note 3) ......................................         3,795,000          3,285,000
  Other .....................................................           343,000            498,000
                                                                   ------------       ------------
        Total Current Assets ................................        10,359,000         11,856,000
                                                                   ------------       ------------
Net Properties (Note 3) .....................................           773,000            905,000
                                                                   ------------       ------------

                                                                   $ 11,132,000       $ 12,761,000
                                                                   ============       ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................................      $    213,000       $    580,000
  Accrued expenses ..........................................         1,381,000          1,519,000
  Deferred income ...........................................            77,000            106,000
                                                                   ------------       ------------
    Total Current Liabilities ...............................         1,671,000          2,205,000
                                                                   ------------       ------------
Minority Interest (Note 5) ..................................          (125,000)           118,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     11,007,565 and 11,007,565 shares issued ................           110,000            110,000
  Capital in excess of par value ............................        43,076,000         43,017,000
  Accumulated deficit .......................................       (32,859,000)       (31,953,000)
  Unrealized loss on securities available for sale ..........           (28,000)           (23,000)
                                                                   ------------       ------------
                                                                     10,299,000         11,151,000
                                                                   ------------       ------------
Less shares of common stock in treasury,
  at cost; 101,609 and 101,609 shares .......................          (713,000)          (713,000)
                                                                   ------------       ------------
   Total Stockholders' Equity ...............................         9,586,000         10,438,000
                                                                   ------------       ------------
                                                                   $ 11,132,000       $ 12,761,000
                                                                   ============       ============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                           -------------------------------       -------------------------------
                                                                1998               1997               1998               1997
                                                           ------------       ------------       ------------       ------------
Net Sales ...........................................      $  1,797,000       $  2,464,000       $  5,457,000       $  6,418,000
Costs and Expenses:
  Cost of goods sold ................................         1,073,000          1,726,000          3,121,000          4,147,000
  Selling, general and administrative ...............         1,554,000          1,566,000          4,362,000          4,421,000
  Research and development ..........................           864,000            984,000          2,897,000          2,434,000
                                                           ------------       ------------       ------------       ------------
   Total Costs and Operating Expenses ...............         3,491,000          4,276,000         10,380,000         11,002,000
                                                           ------------       ------------       ------------       ------------
Loss from Operations ................................        (1,694,000)        (1,812,000)        (4,923,000)        (4,584,000)

Other Income (expense):
   Interest income ..................................            31,000             97,000            133,000            285,000
   Other ............................................             7,000             (8,000)             4,000            (61,000)
   Minority interest in consolidated subsidiary .....            85,000             54,000            243,000             89,000
   Sale of patent license ...........................         3,637,000                 --          3,637,000                 --
                                                           ------------       ------------       ------------       ------------
Net Gain (loss) from continuing operations ..........      $  2,066,000       $ (1,669,000)      $   (906,000)      $ (4,271,000)

Net Income (loss) from discontinued operations
 (Note 2) ...........................................                --                                    --             33,000
Loss on sale of subsidiary assets ...................                --                                    --           (276,000)
                                                           ------------       ------------       ------------       ------------
Net Gain (loss) .....................................      $  2,066,000       $ (1,669,000)      $   (906,000)      $ (4,514,000)
                                                           ============       ============       ============       ============
Earnings Gain (loss) per share
  From continuing operations ........................      $       0.19       $      (0.15)      $      (0.08)      $      (0.39)
  From discontinued operations ......................              0.00              (0.00)              0.00               0.01
  Loss on sale of subsidiary assets .................              0.00              (0.00)              0.00              (0.03)
                                                           ------------       ------------       ------------       ------------
Net Gain (loss) per Share (Note 4) ..................      $       0.19       $      (0.15)      $      (0.08)      $      (0.41)
                                                           ============       ============       ============       ============
Weighted average number of shares outstanding .......        10,905,956         10,895,747         10,905,956         10,895,535




     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                    -------------------------------
                                                                        1998               1997
                                                                    ------------       ------------
Cash flows used for operating activities:
   Net loss ..................................................      $   (906,000)      $ (4,514,000)
Adjustments to reconcile net loss to net cash used
for operating activities:
   Depreciation and amortization .............................           228,000            285,000
   (Gain) on sale of patent license ..........................        (3,637,000)                --
   Value of stock options issued below fair value ............            59,000                 --
   Minority interest in earnings of subsidiary ...............          (243,000)          (256,000)
   Loss on sale of subsidiary assets .........................                --            276,000
Changes in operating assets and liabilities:
   Decrease (increase) in trade accounts receivable, net .....           865,000             79,000
   Decrease (Increase) in inventories ........................          (510,000)           554,000
   Decrease  (increase) in other current assets ..............           155,000           (115,000)
   (Decrease) in accounts payable ............................          (367,000)          (313,000)
   (Decrease) increase in accrued expense ....................          (138,000)           376,000
   Increase (decrease) in deferred income ....................           (29,000)           (39,000)
                                                                    ------------       ------------
Net cash flows from operating activities .....................        (4,523,000)        (3,667,000)
                                                                    ------------       ------------
Cash flows from investing activities:
   Capital expenditures ......................................           (96,000)          (374,000)
   Patent expenditures .......................................                --            (13,000)
   Proceeds from sale of subsidiary assets ...................                            1,290,000
   Proceeds on sale of patent license ........................         3,637,000                 --
   Purchase/Sale of marketable securities ....................         1,541,000         (2,093,000)
                                                                    ------------       ------------
   Net cash used for investing activities ....................         5,082,000         (1,190,000)
                                                                    ------------       ------------
Cash flows from financing activities:
   Proceeds from sale of subsidiary stock ....................                --          1,120,000
   Proceeds from exercise of stock options ...................                --              1,000
                                                                    ------------       ------------
   Net cash provided by financing activities .................                --          1,121,000
                                                                    ------------       ------------
Net (decrease) in cash and cash equivalents ..................           559,000         (3,736,000)
                                                                    ------------       ------------
Cash and cash equivalents at beginning of period .............         3,286,000          5,575,000
                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................      $  3,845,000       $  1,839,000
                                                                    ============       ============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1998 and September 30, 1997, the results of operations for the six and nine month periods ended June 30, 1998 and 1997 and of cash flows for the nine month periods ended June 30, 1998 and 1997.

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

NOTE 2

The statement of operations has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which was sold in an all cash transaction consummated on January 31, 1997. The results of operations related to Poly for the periods presented through the date of sale are as follows (in thousands):

                                                          NINE MONTHS
                                                         ENDED JUNE 30,
                                                              1997
                                                         --------------
Net sales ..........................................          $918

Cost and Expenses
  Cost of goods sold ...............................           457
  Selling, general and administrative ..............           333
  Research and development .........................            91
                                                              ----

  Total Costs and Operating Expenses ...............           881
                                                              ----
Income (loss) from discontinued operations .........            37
  Less Minority Interest ...........................             4
                                                              ----
Net income (loss) from Discontinued Operations .....          $ 33
                                                              ====

NOTE 3


                                                        June 30, 1998       September 30, 1997
                                                        -------------       ------------------
Inventories consist of the following:

   Raw material ...............................          $ 2,922,000           $ 2,720,000
   Work-in-process ............................            1,204,000             1,304,000
   Finished goods .............................            2,816,000             2,408,000
                                                         -----------           -----------

   Total inventory ............................            6,942,000             6,432,000

   Inventory reserve ..........................           (3,147,000)           (3,147,000)
                                                         -----------           -----------

Net inventory .................................          $ 3,795,000           $ 3,285,000
                                                         ===========           ===========

Net properties consist of the following:

  Furniture and equipment .....................          $ 3,917,000           $ 3,822,000
  Leasehold improvements ......................              331,000               331,000
  Other .......................................              568,000               566,000
                                                         -----------           -----------

  Total properties ............................            4,816,000             4,719,000

Accumulated depreciation and amortization .....           (4,043,000)          (3.814.000)
                                                         -----------           -----------

Net properties ................................          $   773,000           $   905,000
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include the ability to continue its current level of operations beyond the next seven months due to limited cash. Other risk factors and uncertainties include general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation.

The condensed consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). The statement of operations for the months ended June 30, 1997 has been restated to reflect the sale of the assets of Poly-Optical Products, Inc. ("Poly"), the Company's 90% owned subsidiary, which were sold in an all cash transaction consummated on January 31, 1997.

Quarter ended June 30, 1998 compared to quarter ended June 30, 1997.

During the quarter ended June 30, 1998, Trimedyne's net revenues decreased 27% from the same quarter of the previous year ($1,797,000 vs. $2,464,000). For the current quarter, the Company gained $2,066,000 from continuing operations compared to a loss of $1,669,000 for the year earlier period. The net gain included a patent license sale of $3,637,000. The net gain for the quarter ended June 30, 1998, was $2,066,000, or $0.19 per share, based on 10,905,956 weighted average number of shares outstanding, as compared to a net loss of $1,669,000 or ($0.15) per share, based on 10,895,747 weighted average number of shares outstanding, in the same quarter of the previous year.

Cost of goods sold was 60% of net sales in the third quarter of fiscal 1998 compared to 70% for the third quarter of fiscal 1997. The decrease in cost of goods sold as a percentage of revenues was due to a decline in the ratio of laser sales to sales of disposables, as compared to the year ago quarter.

Selling, general and administrative expenses decreased to $1,554,000 for the current quarter compared to $1,566,000 for the quarter ended June 30, 1997, a decrease of $12,000 or 1%. Research and development expenditures for the quarter ended June 30, 1998, decreased 12% ($864,000 vs. $984,000) due to the decrease in costs associated with advanced development work on the new MLR laser system being developed by the Company's 90% owned subsidiary, Cardiodyne, Inc., for the treatment of severe cardiac disease.

Interest income decreased by 68% to $31,000 for the current quarter, compared with $97,000 for the same period of the prior year, due to the declining balances of cash and marketable securities.

Liquidity and Capital Resources

The Company's working capital decreased from $9,651,000 at September 30, 1997 to $8,688,000 at June 30, 1998, of which $4,354,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs and the needs of its 90% owned subsidiary, Cardiodyne, Inc. for at least the next seven months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured. Additionally, the Company is currently pursuing the sale of patent licenses, which could result in additional funds being generated. If current financing activities are unsuccessful, Trimedyne will cease funding of operations at Cardiodyne until additional funds are received, which will provide sufficient working capital to fund Trimedyne's operations for an additional period of time. Other sources of potential financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of other patent rights.

                                    PART II.

OTHER INFORMATION

ITEM 1.     Legal Proceedings

            In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) fiber. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the uncertainty of future urology revenues. Royalties paid in 1997, 1996 and 1995 were not significant. Management believes that royalties on all future sales of Urolase(R) fibers over the term of the agreement, which has no expiration date, will not be significant.

            In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The trial court granted SLT's motion for summary judgement that all three U.S. Patents are not infringed by SLT's laser devices. On July 10, 1998, the Federal Circuit Court of Appeals reversed the trial court's grant of summary judgement as to the 5,380,317 patent, and sent the matter back to the trial court for further proceedings.

            On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. No trial date is currently set.

            The Company has been named as a defendant in one product liability lawsuit, which was being handled by the Company's insurance carrier. A trial was held in March 1998 with a verdict in favor of the Company. Plaintiff's motion for a new trial was denied and an appeal was not filed.

            In July, 1998, the Company settled a pending lawsuit with a former employee.

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


                                             TRIMEDYNE, INC.


Date: August 19, 1998                        /s/ MARVIN P. LOEB
     ------------------                      -----------------------------------
                                                 Marvin P. Loeb
                                                 Chairman and
                                                 Chief Executive Officer


Date: August 19, 1998                        /s/ CHARISSE E. CHEL
     ------------------                      -----------------------------------
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
