Form 10-K
period 1998-09-30
TRIMEDYNE INC
filed 1998-12-23
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998         COMMISSION FILE NO. 0-10581
--------------------------------------------

                         -----------------------------

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


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (949) 559-5300

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

        The aggregate market value of voting stock held by non-affiliates of registrant on December 1, 1998, based upon the closing price of the common stock on such date was $8,519,000.

        As of December 1, 1998, there were outstanding 10,905,956 shares of registrant's Common Stock.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.________

                                TABLE OF CONTENTS

PART 1

ITEM I.  BUSINESS
             General  .....................................................  1
             Orthopedics and Other Surgical Specialties....................  1
             Agreement with Bard, FDA Status and Pending Lawsuits..........  2
             Cardiodyne....................................................  3
             New Products..................................................  4
             License Agreements ...........................................  4
             Sale of License Agreement.....................................  4
             Plastic Optical Fibers .......................................  4
             Research and Development .....................................  5
             Manufacturing, Supply Agreements .............................  5
             Marketing ....................................................  5
             Government Regulation ........................................  5
             Employees ....................................................  7
             Patents and Patent Applications ..............................  7
             Competition ..................................................  7
             Insurance ....................................................  8
             Foreign Operations ...........................................  8

ITEM 2.  PROPERTIES .......................................................  8
ITEM 3.  LITIGATION .......................................................  8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  9

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS ...................................................... 10
ITEM 6.  SELECTED FINANCIAL DATA .......................................... 10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
             OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION .............. 11
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................... 13


PART III

ITEM 10. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS ............... 14
ITEM 11. EXECUTIVE COMPENSATION ........................................... 14
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 14
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 14


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.. 15

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ....................... F-1


                                     PART I

ITEM I. BUSINESS

FORWARD LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999.

GENERAL

        Trimedyne, Inc.(the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers, Nd:YAG "thermal" continuous wave Lasers and proprietary, disposable fiber-optic laser delivery devices for use in orthopedics, urology, ear, nose and throat ("ENT") surgery and other medical specialties. An approximately 90% owned subsidiary of the Company, Cardiodyne, Inc. ("Cardiodyne"), is engaged in the development and testing of a new, automated system for performing Laser Transmyocardial Revascularization ("Laser TMR") to treat severe angina, using the Company's 80 watt Holmium Laser as the energy source for its Laser TMR System.

        The Company's principal efforts from its inception in 1980 until 1991 were devoted to the manufacturing and marketing of cardiovascular lasers and related disposables for vaporizing plaque (fatty deposits) in blood vessels. As a result of significant declines in sales of its cardiovascular laser products, in 1991 the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology and ENT surgery. While sales of its Holmium lasers in orthopedics have declined, the Company has experienced an increase in sales of its Holmium Lasers in lithotripsy (fragmentation of urinary stones) and for the resection of enlarged prostates in males. In 1996 the Company began the development of the Laser TMR System for Cardiodyne and the development of a new, proprietary laser for use in cosmetic surgery. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

        Net revenue from continuing operations of the Company in fiscal 1998 decreased 25% to $6,985,000 from $9,262,000 for the prior year, largely due to lower sales of lasers as a result of hospitals experiencing a worldwide shortage of funds for purchasing capital equipment., economic problems in many foreign countries and the increased use of lower priced radio-frequency electrovaporization devices. The Company incurred a net loss of $2,538,000 or $0.23 per share in fiscal 1998, compared to a net loss of $5,778,000 or $0.53 per share in fiscal 1997. The reduction was primarily due to Trimedyne's sale of a non-exclusive Patent License Agreement for $3,638,000 in June 1998 (see "Sale of License Agreement").

        The Company believes its future lies in expanding the sales of its laser products in its existing business areas and introducing new laser products for use in the cardiovascular field (through Cardiodyne) and in cosmetic surgery, neurology and gynecology. (See "Cardiodyne" and "New Products" for a description of the new products that Cardiodyne and the Company are developing).

        The Company's working capital on September 30, 1998 was $7,366,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein). Subsequent to the end of the current fiscal year, in November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6.5 million, after legal fees and other costs. (See "Agreement with Bard", "FDA Status and Pending Litigation" and "Litigation" herein).

        The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. In addition to its 90% owned subsidiary, Cardiodyne, until January 1997, the Company had a 90% owned subsidiary, Poly-Optical, which manufactured plastic optical fibers for use in automotive, consumer, industrial and medical products. Poly-Optical was sold in January 1997. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiaries. The Company's principal executive offices are located at 2801 Barranca Road, Irvine, California 92606, and its telephone number is (949) 559-5300.

ORTHOPEDICS AND OTHER SURGICAL SPECIALTIES

        Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical tools. In March 1991, the Company received FDA clearance of its 510(k) Premarket Notification (see "Government Regulation") to market its OmniPulse(TM) Holmium Laser and a variety of disposable optical fiber delivery devices for use in orthopedic surgery in soft tissues. While an estimated 1,200,000 arthroscopic surgeries are performed annually in the United States, the proportion in which a laser might be used cannot presently be predicted. The Company's sales of Holmium lasers in orthopedics has declined, due to the introduction of lower priced electrovaporization devices by competitors.

        In 1991, the Company received FDA clearance of its 510(k) Premarket Notification to market its OmniPulse(TM) Holmium Laser for use in general surgery and for decompression of herniated lumbar spinal disks ("diskectomy") to treat lower back and leg pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. In June, 1993, the Company received FDA clearance of its 510(k) Premarket Notification to market its proprietary SideFire(TM) Laser Needle for use with its Holmium Laser in herniated spinal disks. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in up to 90% of the cases treated. While it is estimated that millions of people in the United States suffer from lower back pain, the number of these whose back pain is sufficiently serious to warrant a laser discectomy procedure cannot presently be ascertained. The Company's sales of Holmium lasers for use in diskectomy have not been significant.

        In March 1994, the Company received FDA clearance under a 510(k) Premarket Notification to market its Holmium Laser for use in urology and endoscopic sinus surgery, an ear, nose and throat ("ENT") specialty. In July, 1995, the Company received FDA clearance to market this laser under a 510(k) Premarket Notification for use in gynecology and lithotripsy (to fragment urinary stones). Sales of the Company's Holmium lasers in lithotripsy are growing. The Company plans to file similar applications with the FDA for the use of its Holmium Lasers in other surgical applications.

        In addition to its 80 watt Holmium laser, the Company has developed and plans to commence marketing a new, smaller 30 watt Holmium laser in early 1999 for use in urology, disk decompression, ENT surgery and other applications to meet customer demand for such lasers.

AGREEMENT WITH BARD, FDA STATUS AND PENDING LAWSUIT

        In June 1991, the Company's side-firing laser device was cleared for sale by the U.S. Food and Drug Administration ("FDA") under a 510(k) Premarket Notification for use with Nd:YAG lasers for ablation and hemostasis (coagulation) of urologic tissues. Nd:YAG lasers produce the deepest coagulation zone of any wavelength of laser energy, up to 1.5 cm in depth.

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

        In June 1993, the FDA announced that a Pre-Market Approval ("PMA") Application (see "Government Regulation") and a controlled, prospective clinical trial, with a one-year follow-up period, would be required for approval to market a side-firing laser device for the treatment of BPH. The Company filed its PMA Application for the treatment of BPH in July 1993. In October 1995, the FDA changed its position and advised the Company and other laser manufacturers that side-firing laser devices could be cleared for sale for the treatment of BPH under the less stringent 510(k) Premarket Notification process, with appropriate clinical study data. In October 1995, the Company withdrew its PMA Application and filed its 510(k) Premarket Notification with the FDA. The Company's 510(k) Premarket Notification Application to market its Nd:YAG Lasers and side-firing laser devices for the treatment of BPH was cleared by the FDA in March 1996. However, sales of these products have not been substantial, due to Bard's ceasing to promote the sale of the Company's side-firing laser devices in the U.S. for more than three years, enabling laser and electrosurgical device competitors to fill the void created by Bard's withdrawal from the U.S.
market.

        On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6.5 million, after legal fees and other costs. While the Company has attempted to sell its sidefiring laser devices for the treatment of BPH, for the reasons described above, the Company has not been able to generate any significant sales of its Nd:YAG lasers or side-firing laser devices for this purpose. (See Item 3 "Litigation")
                                                                               2

CARDIODYNE

        In October 1996, the Company organized Cardiodyne, presently an approximately 90% owned subsidiary of the Company, which is developing a proprietary Laser TMR System for the treatment of severe angina resulting from advanced coronary artery disease. The Company invested $2,000,000 and transferred to Cardiodyne its Laser TMR technology, several lasers, and testing and production equipment and supplies, and the Company granted Cardiodyne an exclusive license to all of the Company's present and future patents, patent applications and technology in the cardiovascular field in exchange for 9,000,000 shares of Cardiodyne common stock. The Company's chairman also purchased 500,000 shares of Cardiodyne common stock at the same average cost per share as the Company. The Company also agreed to supply all of Cardiodyne's requirements for lasers, continuing R&D services and field service in the United States on a cost-plus basis. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock.

        Laser TMR is a new procedure for treating angina, in which a laser is used to create 15 to 60 channels through the heart wall. The channels enable blood from the heart chamber to reach and nourish areas of the myocardium (heart muscle) that have been deprived of blood by blockages in the patient's coronary arteries. The laser energy has also been shown to stimulate the growth of new blood vessels (angiogenesis) in the area of the laser channels, possibly due to the release of naturally occurring angiogenic growth factors. Since the body produces and stores only very small amounts of angiogenic growth factors (VEGF, FGF and others), and since angiogenic growth factors and the genes that cause cells to produce such growth factors can be produced by today's genetic engineering techniques, Cardiodyne is adapting its Laser TMR System to also inject angiogenic growth factors or their genes (which can be linked to a partially deactivated virus such as adenovirus or adeno associated virus or the like), to enable the combination to better penetrate the cells of the heart wall.

        Cardiodyne's proprietary Angiogenic Injection and Laser TMR System, which is presently in development, consists of the SuperPulse(TM) 80 Watt Holmium Laser, which is able to produce higher energy per pulse than any laser of this type presently available, as well as Cardiodyne's proprietary AutoFire(TM) Automated Interface, Accuject(TM) Injector and disposable ChannelMaker(TM) Optical Fiber Devices.

        The proprietary ChannelMaker(TM) Fiber consists of an optical fiber whose tip is enclosed within a sharp, double-beveled needle. The AutoFire(TM) Interface monitors the patient's electrocardiogram ("ECG") and, at the desired time in the cardiac cycle, automatically inserts the needle/fiber a pre-programmed distance into the heart wall without lasing, activates the laser,
                                            --------------
advances the needle/fiber through the rest of the heart wall, into the heart chamber and back, de-activates the laser and withdraws the needle/fiber from the heart without lasing, all in one-half second or less. The Accuject(TM) Injector
      --------------
can also be programmed to inject an angiogenic agent into the channel, just before the needle/fiber is withdrawn from the heart wall. When it is withdrawn, the needle/fiber leaves only a small needle puncture in the outer portion of the heart wall, minimizing bleeding, a serious complication reported in the use of other laser myocardial revascularization systems.

        In 1995, the Company acquired sole ownership of a U.S. Patent covering the therapeutic use of any device on a beating heart which is synchronized with the movement of the heart (evidenced by the patient's ECG). The use of lasers in TMR not properly synchronized with the patient's ECG has been shown to increase the incidence of life threatening arrhythmias (irregular, sometimes uncontrollable heartbeats). The Company believes this Patent, which was issued in 1988, is the dominant Patent covering ECG synchronization in the Laser TMR and angiogenic injection fields. This Patent was exclusively licensed to Cardiodyne. In addition, Cardiodyne has a pending U.S. patent application on its AutoFire(TM) Interface and ChannelMaker(TM) Fiber Optic Delivery Device, claims of which have been allowed by the U.S. Patent Office. The SuperPulse(TM) 80 watt Holmium Laser is protected by two U.S. Patents and foreign patents in a number of countries.

        In November 1997, Cardiodyne filed an Investigational Device Exemption ("IDE") application with the FDA for approval to commence a Phase I clinical trial of its Intraoperative Laser TMR System in the treatment of so-called "no option" angina patients, who are unresponsive to maximal drug therapy and have already failed bypass surgery and/or balloon angioplasty or are not suitable candidates for such procedures. In mid-1999, Cardiodyne plans to seek FDA approval to conduct Phase II clinical trials of its Intraoperative Laser TMR System in (a) a minimally invasive, Endoscopic Laser TMR procedure through a puncture between the ribs, with a second port for insertion of a thoracoscope, enabling the surgeon to view the heart while conducting the procedure, and (b) in an intraoperative TMR procedure as an adjunct to coronary bypass surgery, to provide an alternate source of blood to the heart muscle if a vessel cannot be effectively bypassed.

        Also in mid-1999, Cardiodyne plans to request FDA approval to commence a Phase I clinical trial of its Percutaneous Laser TMR System. The Company's Percutaneous ChannelMaker(TM) catheter employs an optical fiber with a metal cap at its end, containing a lens to expand the laser beam, attached to its distal end. In this procedure, the catheter is inserted into a puncture in the patient's femoral artery in the groin and moved through the arterial system into the left ventricle, the main pumping chamber of the heart. The AutoFire(TM) Interface would, synchronized with the patient's ECG, fire the laser and advance the fiber optic tip approximately two-thirds of the way through the heart wall. By making the channels from the inside of the heart chamber, the risk of bleeding from the heart's surface would be eliminated.

        Later in 1999, the Company plans to amend its IDEs (or file new IDEs) to include the use of its Accuject(TM) Injector to inject an angiogenic agent during the aforementioned clinical trials of its Intraoperative, Endoscopic and Percutaneous Laser TMR Systems.

        Extensive, controlled clinical trials, demonstrating the safety and efficacy of Cardiodyne's Laser TMR and Angiogenic Injection Systems versus conventional therapies, will be required before Cardiodyne can submit a Pre-Market Approval ("PMA") application to the FDA to market its Systems. This process could take two to three years, or longer, and will require Cardiodyne's raising additional funds. Until U.S. marketing approval is obtained, Cardiodyne plans to market its Laser TMR Systems overseas, particularly in countries whose health care budgets cannot afford the high cost of coronary bypass surgery or balloon angioplasty.

NEW PRODUCTS

        The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts is limited.

        The Company is developing new disposable and limited reusable devices for use in urology, gynecology, neurosurgery and other medical specialities, which the Company believes offer advantages over competing technologies.

        The Company is developing a new, proprietary laser for use in cosmetic surgery by plastic surgeons, dermatologists and other physicians. The Company believes this new laser will have the capability to perform procedures that cannot be done by other conventional lasers. Since cosmetic surgery lasers are sold directly to plastic surgeons, dermatologists and other physicians, the Company does not expect that sales of its new cosmetic laser will be inhibited by limited capital equipment funds, as is the case in sales of conventional lasers to hospitals.

        An earlier version of the new laser was cleared for sale by the U.S. Food and Drug Administration ("FDA") in 1997 for the treatment of vascular lesions (port wine stains, rosacea, hemangioma and telangiectasia); removal of tattoos and scars and the treatment of basal cell carcinoma (a skin cancer). However, the Company decided to develop a more advanced version of the laser, which would enable it to perform unique, new cosmetic surgery procedures, making it more desirable to users. As a result, the Company decided to not introduce the original version. The new laser is protected by two U.S. Patents, counterparts of which have been filed in a number of foreign countries, one pending U.S. (device) patent application and two pending U.S. (method) patent applications.

        The Company acquired an exclusive license to a U.S. Patent covering a proprietary device for treating an aneurism in the brain. An aneurism occurs when a portion of the wall of a blood vessel becomes weakened and balloons out, like a bubble on an automobile tire. The Patent covers a laser device for delivering and depositing in the aneurism a tiny platinum coil, which causes a clot to form, filling the aneurism and taking the pressure off the weakened vessel wall. An estimated 90,000 brain aneurisms are diagnosed annually in the United States. In 1995 the Company filed a U.S. Patent application on an improved device for delivering and releasing coils in brain aneurisms. The Company has developed prototypes of a disposable laser device for delivering such coils into aneurisms, but the Company has not begun clinical trials which will be required for FDA marketing approval and acceptance by the medical profession due to current priorities of the Company.

        In 1996, the Company acquired an exclusive license to a U.S. Patent (also issued in the U.K. and Germany) covering a unique laser device for use in gynecology for the treatment of menhorragia (excessive uterine bleeding). This device may enable this condition to be treated without general anesthesia on an outpatient basis in a clinic or a physician's office. An estimated 300,000 of the 600,000 hysterectomies are performed annually in the United States to treat this condition, entailing a substantial hospital stay and costing much more than an outpatient procedure. Prototypes of this device are being developed, and no date for commencing clinical trials can presently be ascertained.

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

SALE OF LICENSE AGREEMENT

        In June 1998, the Company sold a non-exclusive license agreement to an unaffiliated third party for net proceeds of approximately $3,600,000. The patent covered by this license agreement was not being utilized in the Company's business and no future need for such patent was contemplated.

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

RESEARCH AND DEVELOPMENT

        From its inception to September 30, 1998, an aggregate of $35,252,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $4,141,000 (including $2,955,000 of R&D expenses of Cardiodyne) was expended during the fiscal year ended September 30, 1998. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

        Trimedyne and Cardiodyne believe that each has adequate engineering, design and manufacturing facilities (see "Properties" herein).

        The Company has supply agreements with several vendors for components and materials used in the production of its products. The materials used in the Company's products, consisting primarily of certain plastics, optical fibers, lenses, various metal alloys, lasers and laser assemblies and components used in the manufacture of its lasers are, in most cases, available from several vendors. The Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead time when procuring certain materials and supplies. Where the Company is currently using only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

MARKETING

        The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, cardiovascular and other surgical operating room facilities, as well as outpatient surgery facilities. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company expects that its new cosmetic laser if successfully developed, will be sold directly to plastic surgeons, dermatologists, ENT surgeons and other physicians. The Company's other proposed new products (See "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals for use in neurosurgery and gynecology, as well as to gynecologists for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are markets for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

        At September 30, 1998, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 22 independent sales representatives and organizations employing an estimated 53 sales persons specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 51 independent distributors who sell various medical products in approximately 51 foreign countries. The Company presently employs two Regional Sales Directors, a Vice President - Sales, a Marketing Vice President and a Clinical Education Director.

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

GOVERNMENT REGULATION

        All of the Company's products are, and will in the future, likely be subject to extensive governmental regulation and supervision, principally by the FDA and comparable agencies in other countries. The FDA regulates the introduction, advertising, manufacturing practices, labeling and record keeping of all drugs and medical devices. The FDA has the power to seize adulterated or misbranded devices, require removal of devices from the market, enjoin further manufacture or sale of devices and publicize relevant facts regarding devices.

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

   Cost of Compliance with FDA and Other Applicable Regulations:

        The Company is in the process of qualifying its products for the CE Mark (required for the sale of its products in the European Union), and meeting ISO 9001 and EN 46001 requirements. The cost of doing so is significant.

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

        Such regulatory requirements also lengthen the time which is required to develop and commence marketing a product. These delays increase the Company's R & D costs by (a) lengthening the time during which the Company must maintain and bear the carrying costs of a given research and development effort and (b) delaying the time when the Company can commence realizing revenues from sales of a product, during which time, however, the Company must nevertheless continue to bear administrative and overhead costs. It is, however, not possible for the Company to quantify or estimate in advance the direct and indirect costs of complying with such regulatory requirements, particularly since the expense and difficulty of such compliance can vary greatly, depending upon the nature of the product, its intended use, the technological success of the R&D effort and the results of clinical testing of its products.

        To the extent applicable regulations require more rigorous testing than might otherwise be deemed necessary by the Company, the costs entailed in conducting testing of its products by such institutions (and fees or royalties, if any, payable to them) may be deemed in part a cost to the Company of compliance with such regulatory requirements.

EMPLOYEES

        On September 30, 1998, the Company and Cardiodyne had 86 and 10 full-time employees, respectively, a total of 96, of whom 47 were engaged in production, 22 in R&D, 9 in sales and marketing, and 18 in general and administrative functions. The Company and Cardiodyne also employ a total of 14 consultants on an hourly basis.

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

PATENTS AND PATENT APPLICATIONS

        As of September 30, 1998, the Company had been assigned or obtained exclusive or non-exclusive , worldwide licenses to 20 issued U.S. Patents and 10 patent applications on file with the U.S. Patent Office. Several of such patents have issued as foreign patents and certain corresponding patent applications have been filed in up to 7 foreign countries. The validity of the U.S. Patents covering the Company's OmniPulse(TM) and Cardiodyne's SuperPulse(TM) 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this patent in the U.S.

        There is no assurance that (a) any patents will be issued from the pending applications, (b) any issued patents will prove enforceable, (c) the Company will derive any competitive advantage therefrom or (d) that the Company's products may not infringe patents owned by others, licenses to which may not be available to the Company. To the extent that pending patent applications do not issue, the Company may be subject to more competition. There can also be no assurance that the already patented products, methods and processes will be medically useful or commercially viable. The issuance of patents on some but not all aspects of a product may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. The Company is obligated, under certain of its patent licenses, to make royalty payments. Part of the Company's R&D activities will be directed towards obtaining additional patent rights, which may entail future royalty and minimum payment obligations.

COMPETITION

        The Company and Cardiodyne face competition from a number of both young and established companies in the medical field. The larger of such established companies include Coherent, Inc., U.S. Surgical Corporation, Johnson & Johnson, Boston Scientific, Inc., Baxter

International, Inc., ESC Medical Systems and others, all of which have greater financial resources, engineering and manufacturing facilities, technical skills, management staffs and/or marketing organizations than the Company's.

        Among the younger companies with which the Company and Cardiodyne may compete are Laserscope, Inc., Surgical Laser Technologies, Inc., PLC Systems, Inc., CardioGenesis, Inc., Eclipse Surgical Technologies, Inc., Xintec, Inc., New Star Lasers, Inc. and others, certain of which are publicly held.

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

FOREIGN OPERATIONS

        In fiscal 1998, sales of products in foreign countries accounted for approximately 27% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. PROPERTIES

        The Company occupies approximately 40,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at approximately $17,830 per month through November 1998. The Company exercised an option to renew this lease for one period of 30 months at approximately $25,870 per month, expiring June 2001. This facility serves as the Company's headquarters, where research, regulatory, sales, marketing and administrative activities, as well as manufacturing and warehousing, are conducted. In November 1998, Cardiodyne moved its operations to this facility (see below).

        Cardiodyne leases a 14,000 square feet of office and manufacturing building in Irvine, California, under a sixty month lease expiring in January, 2002 at a monthly rental of approximately $11,462, with one thirty-six month renewal option. Cardiodyne plans to sublease the 8,000 sq. ft. of this building which it occupied until November 1998 and expects to be able to do so at its cost, although such cannot be assured. Cardiodyne subleases on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company. Cardiodyne presently does not need the space subleased to said entity.

        Management considers all of its facilities to be well maintained.

ITEM 3. LITIGATION

        In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) type fibers. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the unlikelihood of significant future revenues from such fibers. Royalties paid in 1997, 1996 and 1995 were not significant.

        In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The trial court granted SLT's motion for summary judgement that all three U.S. Patents are not infringed by SLT's laser devices. On July 10, 1998, the Federal Circuit Court of Appeals reversed the trial court's grant of summary judgement as to the 5,380,317 patent, and sent the matter back to the trial court for further proceedings. A settlement conference has been scheduled by the Court in January 1999.

        On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District Court for the District of New Jersey denied Bard's motion for partial summary
                                                                               8
judgement. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6,500,000, after legal fees and other costs.

        The Company has been named as a defendant in one product liability lawsuit, which was being handled by the Company's insurance carrier. A trial was held in March 1998 with a verdict in favor of the Company. Plaintiff's motion for a new trial was denied and an appeal was not filed.

        In July, 1998, the Company settled a lawsuit with a former employee.

        The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. Annual Stockholders meeting of Trimedyne, Inc. was held on September 16, 1998.

        b. The director elected at the meeting was:

           Bruce N. Barron

        c. The proposal presented to the stockholders and the voting results were:

                                           For        Withheld
                                           ---        --------
                  Bruce N. Barron       9,458,915     217,275

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

1998                                      HIGH                   LOW
----                                      ----                   ---

Quarter ended:
December 31, 1997                         2 7/8                 1 25/32
March 31, 1998                            2 3/4                 1 5/8
June 30, 1998                             2 25/32               1 1/2
September 30, 1998                        1 21/32                 23/32

1997                                      HIGH                   LOW
----                                      ----                   ---

Quarter ended:
December 31, 1996                         4 3/4                 2 31/32
March 31, 1997                            6 1/8                 3
June 30, 1997                             4                     2 13/16
September 30, 1997                        3 13/16               2 1/4

        B.  HOLDERS OF COMMON STOCK

        As of December 1, 1998 there were approximately 1,470 holders of record of the Company's Common Stock and an additional estimated 7,828 holders who maintain the beneficial ownership of their shares in "Street Name".

        C.  DIVIDENDS

        The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                    1998            1997            1996            1995            1994
                                                    ----            ----            ----            ----            ----
Net revenues                                      $  6,985        $  9,262        $  9,383        $  9,639        $ 10,403
Loss from continuing operations                     (2,538)         (5,535)         (4,956)         (5,622)         (2,490)
Net income from discontinued operations                 --              33             227             332             225
Loss on sale of subsidiary assets                       --            (276)             --              --              --
Net loss                                            (2,538)         (5,778)         (4,729)         (5,290)         (2,265)
Basic and dilutive earnings (loss) per share:
  From continuing operations                         (0.23)          (0.51)          (0.49)          (0.59)          (0.28)
  From discontinued operations                          --           (0.02)           0.02            0.03            0.03
  Net loss                                           (0.23)          (0.53)          (0.47)          (0.56)          (0.25)

BALANCE SHEET DATA:
(IN THOUSANDS)

                                                            AT SEPTEMBER 30,
                                                            ----------------
                                        1998          1997          1996         1995         1994
                                        ----          ----          ----         ----         ----
Total assets                          $9,249       $12,761       $17,739      $15,040      $20,498
Total liabilities                      1,258         2,205         2,302        2,941        3,304
Working capital                        7,366         9,651        13,919       10,082       14,829
Stockholders' equity                   7,991        10,438        15,270       11,957       17,081

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS
FISCAL YEARS 1998, 1997 AND 1996

        The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the year ended September 30, 1998 and the prior two fiscal years.

                                                     Year Ended September 30,
                                                     ------------------------
                                                1998          1997          1996
                                                ----          ----          ----
Net revenues                                    100.0%        100.0%        100.0%
Cost of goods sold                               58.8          65.2          65.4
Selling, general and administrative              74.8          64.4          69.2
Research and development                         59.3          36.6          22.4
Interest income                                   2.6           4.0           4.2
Other (income) expense, net                        .2           0.7           0.1
Net loss from continuing operations             (36.3)        (59.8)        (52.8)
Net Income from discontinued operations            --           0.4           2.4
Loss on sale of subsidiary assets                  --          (3.0)           --
Net loss                                        (36.3)        (62.4)        (50.4)

NET REVENUES

        Net revenues decreased 25% in fiscal 1998 to $6,985,000 from $9,262,000 in 1997, due primarily to the continued tightness in hospital budgets for capital equipment in the United States, a substantial decline in sales overseas, particularly in Asia, due to economic problems in these areas, and the introduction of lower cost electrovaporization devices by competitors.

        Net revenues decreased 2% on continuing operations to $9,262,000 in 1997 from $9,383,000 in 1996. International revenues were $1,885,000 for fiscal 1998 (27% of revenues), $3,342,000 for fiscal 1997 (36% of revenues) and $2,449,000 in fiscal 1996 (26% of revenues). The decline in fiscal 1998 was due to the aforementioned factors.

COST OF GOODS SOLD

        Cost of goods sold in fiscal 1998 was approximately 58.8% of net revenue, compared to 65.2% in fiscal 1997 and 65.4% in fiscal 1996, due to proportionately higher sales of disposables.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

        R&D expenses were $4,141,000 in fiscal 1998, compared to $3,391,000 in fiscal 1997 and $2,106,000 in fiscal 1996. R&D spending in fiscal 1999 is expected to be approximately equal to the fiscal 1998 level, as the Company intends to continue to fund development of several new products. R&D as a percentage of net revenues increased to 59% of net revenues in fiscal 1998 vs. 37% and 22% in fiscal years 1997 and 1996, respectively. The increase in R&D expenses in 1998 was largely due to the development of the automated system for performing Laser TMR by the Company's 90% owned subsidiary, Cardiodyne.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses decreased 12% to $5,225,000 in fiscal 1998, compared to $5,963,000 in fiscal 1997, which was a 9% decrease from the fiscal 1996 total of $6,494,000. The decrease in fiscal 1998 is attributed to lower legal expenses. Legal expenses are expected to decline in fiscal 1999.

        SG&A expenses increased as a percentage of net revenues in fiscal 1998 over fiscal 1997 and 1996 (75%, 64% and 69%, respectively), due to the reduction of net revenues in fiscal 1998.

INTEREST INCOME, TAXES AND NET LOSS

        Interest income in fiscal 1998 was $180,000 compared to $368,000 in fiscal 1997 and $395,000 in fiscal 1996. The levels of cash and equivalents available for investment in interest bearing securities were $2,983,000, $5,341,000 and $8,100,000, as of September 30, 1998, 1997 and 1996,
respectively. In 1998, the Company generated lower income on its investments than in 1997 and 1996 due to the lower overall level of cash available for investment during the current fiscal year and lower prevailing interest rates.

        As a result of all of the above, the fiscal 1998 net loss was $2,538,000, compared to a net loss of $5,778,000 in fiscal 1997 and $4,729,000 in fiscal 1996.

        Due to the net losses incurred, the Company was not obligated to pay income taxes for fiscal 1998, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company had working capital of $7,366,000, compared to $9,651,000 at the end of fiscal 1997. Cash, cash equivalents and marketable securities decreased by $2,358,000 in fiscal 1998 to $2,983,000 at September 30, 1998 from $5,341,000 at September 30, 1997. The decrease in cash and cash equivalents, and marketable securities was due to the following fiscal 1998 events: (i) cash used for operating activities totaling approximately $5.9 million and (ii) capital and expenditures of $99,000 which were offset by funds received from the sale of a patent license of $3,638,000.

        The Company has incurred significant net operating losses during each of the last three years. At September 30, 1998, the Company had working capital of approximately $7.4 million and had no long-term obligations. Management believes its existing working capital and the $6.5 million received from the settlement of its lawsuit against Bard will be sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products. If funds for the latter purpose are not obtained, the Company will require cut-backs in Cardiodyne's operating expenses or cease funding of Cardiodyne's operations. Sources of additional financing include the sale of equity securities of the Company or its subsidiaries and the sale or licensing of certain patent rights.

YEAR 2000 DISCLOSURE

        The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

        The Company uses computers principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is verifying with its system and software vendors that the services and products provided are, or will be, year 2000 compliant. The Company estimates that the cost to redevelop, replace or repair its technology will not be material. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant and that the failure of such would not have a material adverse impact on the Company's business and operations.

        In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company is currently evaluating what contingency plans, if any, to make in the event the Company or parties with whom the Company does business experience year 2000 problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and financial statement schedule required by this report are set forth in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (a) Previous independent accountants (i) On September 15, 1998, the Registrant elected to replace Pricewaterhouse Coopers LLP as its independent accountants. (ii) The reports of PricewaterhouseCoopers LLP on the Registrant's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. (iii) The Registrant's audit committee and Board of Directors participated in and approved the decision to change independent accountants. (iv) During the Registrant's two most recent fiscal years and through September 15, 1998, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure,, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on financial statements for such years. (v) During the two most recent fiscal years and through September 15, 1998, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). (vi) The Registrant requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agrees with the above statements. A copy of such letter, dated September 22, 1998, was previously filed as Exhibit 16 to Form 8-K. (b) New independent accountants (i) The Registrant engaged McKennon, Wilson & Morgan LLP as its new independent accountants as of September 15, 1998. During the two most recent fiscal years and through September 15, 1998, the Registrant has not consulted with McKennon, Wilson & Morgan LLP on items which (1) are described in Regulation S-K item 304
(a) (2) (i) or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304 (a)
(2) (ii).

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

         10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

         10(h) License agreement with Christopoulos Stafanadis, M.D. and Pavlos Toutouzas, M.D. dated April 1, 1993

         10(i)* Amendment to Development Supply and License Agreement with C.R.
                Bard dated June 14, 1994.

FILED HEREWITH

         23.1   Consent of Independent Accountants

         23.2   Consent of Independent Accountants

         27     Financial Data Schedule

                * The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Trimedyne, Inc.

Date: December 18, 1998                            /s/ Marvin P. Loeb
                                                   -----------------------------
                                                   Marvin P. Loeb,
                                                   Chairman and
                                                   Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                  DATE
---------                              -----                                  ----
/s/ Marvin P. Loeb                     Chairman of the                   December 18, 1998
----------------------------------     Board of Directors
Marvin P. Loeb                         Chief Executive Officer


/s/ Donald Baker                       Director                          December 18, 1998
----------------------------------
Donald Baker


/s/ Bruce N. Barron                    Director                          December 18, 1998
----------------------------------
Bruce N. Barron


/s/ Richard F. Horowitz                Director                          December 18, 1998
----------------------------------
Richard F. Horowitz


/s/ Shane H. Traveller                 Chief Financial Officer and       December 18, 1998
----------------------------------     Treasurer
Shane H. Traveller

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Trimedyne, Inc. and subsidiaries are included in Item 8:

                                                                           PAGE
Consolidated Financial Statements:

        Report of Independent Accountants                                  F-2

        Report of Independent Accountants                                  F-3

        Consolidated Balance Sheets at September 30, 1998 and 1997         F-4

        Consolidated Statements of Operations for each of the three
          years in the period ended September 30, 1998                     F-5

        Consolidated Statements of Stockholders' Equity for each of
          the three years in the period ended September 30, 1998           F-6

        Consolidated Statements of Cash Flows for each of the three
          years in the period ended September 30, 1998                     F-7

        Notes to Consolidated Financial Statements                         F-8

The following consolidated financial statement schedule of
  Trimedyne, Inc. and subsidiaries is included in Item 14(d):
                                                                           PAGE

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trimedyne, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page F-1 present fairly, in all material aspects, the financial position of Trimedyne, Inc. and subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




McKennon, Wilson & Morgan LLP
Irvine, California
December 9, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trimedyne, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page F-1 present fairly, in all material aspects, the financial position of Trimedyne, Inc. and subsidiaries at September 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit requires examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Costa Mesa, California
December 19, 1997

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 September 30,
                                                                                 -------------
                                                                             1998            1997
                                                                             ----            ----
Current assets:
  Cash and cash equivalents                                             $  1,974,000    $  3,286,000
  Marketable securities                                                    1,009,000       2,055,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $358,000 and
    $232,000 in 1998 and 1997, respectively                                1,666,000       2,732,000
  Inventories                                                              3,492,000       3,285,000
  Receivable from related party                                              151,000          49,000
  Other                                                                      332,000         449,000
                                                                        ------------    ------------
        Total current assets                                               8,624,000      11,856,000

  Property and equipment, net                                                625,000         905,000
                                                                        ------------    ------------

                                                                        $  9,249,000    $ 12,761,000
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    212,000    $    580,000
  Accrued expenses                                                           934,000       1,519,000
  Other                                                                      112,000         106,000
                                                                        ------------    ------------
        Total current liabilities                                          1,258,000       2,205,000
                                                                        ------------    ------------

Minority interest                                                                 --         118,000
                                                                        ------------    ------------

Stockholders' equity:
  Common stock - $.01 par value; 15,000,000 shares
    authorized, 11,007,565 shares issued
    and 10,905,956 shares outstanding                                        110,000         110,000
  Capital in excess of par value                                          43,110,000      43,017,000
  Accumulated deficit                                                    (34,491,000)    (31,953,000)
  Unrealized (loss) on securities available for sale                         (25,000)        (23,000)
                                                                        ------------    ------------
                                                                           8,704,000      11,151,000
  Less shares of common stock held in treasury                              (713,000)       (713,000)
                                                                        ------------    ------------
        Total stockholders' equity                                         7,991,000      10,438,000
                                                                        ------------    ------------

                                                                        $  9,249,000    $ 12,761,000
                                                                        ============    ============


                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For The Year Ended September 30,
                                                             --------------------------------

                                                          1998             1997            1996
                                                          ----             ----            ----
Net revenues                                          $ 6,985,000      $ 9,262,000      $ 9,383,000
Costs of goods sold                                     4,104,000        6,036,000        6,141,000
                                                      -----------      -----------      -----------

Gross Profit                                            2,881,000        3,226,000        3,242,000

Selling, general and administrative expenses            5,225,000        5,963,000        6,494,000
Research and development expenses                       4,141,000        3,391,000        2,106,000
                                                      -----------      -----------      -----------

Loss from operations                                   (6,485,000)      (6,128,000)      (5,358,000)

Other income (expense):
  Gain on sale of patent                                3,638,000               --               --
  Interest income                                         180,000          368,000          395,000
  Minority interest in consolidated subsidiary            118,000          156,000               --
  Other                                                    11,000           69,000            7,000
                                                      -----------      -----------      -----------

Net loss from continuing operations                    (2,538,000)      (5,535,000)      (4,956,000)

Discontinued operations:

  Net income from discontinued operations                      --           33,000          227,000
  Loss on sale of subsidiary assets                            --         (276,000)              --
                                                      -----------      -----------      -----------

Net loss                                              $(2,538,000)     $(5,778,000)     $(4,729,000)
                                                      ===========      ===========      ===========

Basic and diluted earnings (loss) per share:
  From continuing operations                               $(0.23)          $(0.51)          $(0.49)
  From discontinued operations                                 --            (0.02)            0.02
                                                           ------           ------           ------

  Net loss per share (Notes 2 and 12)                      $(0.23)          $(0.53)          $(0.47)
                                                           ======           ======           ======



                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       NOTE
                                       COMMON STOCK       CAPITAL IN                                RECEIVABLE
                                       ------------       EXCESS OF     ACCUMULATED     TREASURY   UNDER STOCK
                                     SHARES     AMOUNT    PAR VALUE       DEFICIT        STOCK     OPTION PLANS
                                     ------     ------    ---------       -------        -----     ------------
Balance at September 30, 1995      9,573,910   $ 96,000  $35,007,000   $(21,446,000)   $(713,000)    $(982,000)

  Net proceeds from securities
    offering                         855,000      9,000    4,576,000
  Exercise of stock warrants          30,000         --      309,000                          --
  Exercise of stock options          513,046      5,000    2,129,000
  Stock issued to Company's
    401(K) plan                       20,000         --       60,000
  Payment received from officer                                                                         982,000
  Net loss for the year                   --         --           --     (4,729,000)          --             --
                                  ----------   --------  -----------   ------------    ---------     ----------

Balance at September 30, 1996     10,991,956    110,000   42,081,000    (26,175,000)    (713,000)

  Exercise of stock options            5,400         --        1,000             --           --
  Stock issued to Company's
    401(k) Plan                       10,209         --       48,000             --           --
  Minority interest investment
    in Cardiodyne                                            846,000             --           --
  Value of stock options issued           --         --
    below fair value                      --         --       41,000             --
  Net loss for the year                                                  (5,778,000)
                                  ----------   --------  -----------   ------------    ---------     ----------

Balance at September 30, 1997     11,007,565    110,000   43,017,000    (31,953,000)    (713,000)            --
                                  ----------   --------  -----------   ------------    ---------     ----------

  Value of stock options issued
    below fair value                                         93,000
  Net loss for the year                                                  (2,538,000)
                                  ----------   --------  -----------   ------------    ---------     ----------

Balance at September 30, 1998     11,007,565   $110,000  $43,110,000   $(34,491,000)   $(713,000)    $       --
                                  ==========   ========  ===========   ============    =========     ==========



                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED SEPTEMBER 30,

                                                                1998             1997             1996
                                                                ----             ----             ----
Cash flows from operating activities:
  Net loss                                                  $(2,538,000)     $(5,778,000)     $(4,729,000)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
     Depreciation and amortization                              305,000          404,000          497,000
     Provision for excess and obsolete inventory                     --          299,000          352,000
     Write-off of prepaid royalties                                  --               --          355,000
     Value of stock options issued below fair value              93,000           41,000               --
     Minority interest in earnings (loss) of subsidiary        (118,000)        (323,000)          25,000
     Loss on sale of subsidiary assets                               --          276,000
     Loss on disposition of property and equipment               74,000               --               --
Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts
         receivable, net                                      1,066,000         (504,000)        (414,000)
     Decrease (increase) in inventories                        (207,000)       1,081,000          232,000)
     Decrease (increase) in receivable from related
         party and other current assets                          15,000         (159,000)         317,000
     (Decrease) in accounts payable                            (368,000)        (103,000)        (338,000)
     (Decrease) increase in accrued expenses                   (585,000)          86,000         (400,000)
     (Decrease) increase in other current liabilities             6,000          (80,000)         100,000
                                                            -----------      -----------      -----------

     Net cash used for operating activities                  (2,257,000)      (4,760,000)      (4,003,000)
                                                            -----------      -----------      -----------

Cash flows from investing activities:
     Capital expenditures                                       (99,000)        (455,000)        (296,000)
     Patent expenditures                                             --          (13,000)         (58,000)
     Net proceeds from sale of subsidiary assets                     --        1,290,000               --
     Sale of marketable securities                            1,044,000          480,000          495,000
                                                            -----------      -----------      -----------

     Net cash provided by investing activities                  945,000        1,302,000          141,000
                                                            -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds from sale of subsidiary stock                             --        1,120,000               --
  Proceeds from exercise of stock options                            --            1,000        2,134,000
  Proceeds from stock issued under 401(k) program                    --           48,000           60,000
  Proceeds from exercise of warrants                                 --               --          309,000
  Payments received on notes receivable under stock
         options plan                                                --               --          982,000
  Proceeds from issuance of common stock                             --               --        4,585,000
                                                            -----------      -----------      -----------

     Net cash provided by financing activities                       --        1,169,000        8,070,000
                                                            -----------      -----------      -----------

Net (decrease) increase in cash and cash equivalents         (1,312,000)      (2,289,000)       4,208,000
                                                            -----------      -----------      -----------

Cash and cash equivalents at beginning of year                3,286,000        5,575,000        1,367,000
                                                            -----------      -----------      -----------

Cash and cash equivalents at end of year                    $ 1,974,000      $ 3,286,000      $ 5,575,000
                                                            ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY:

        Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") is engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company was also engaged in the development, manufacture and sale of plastic fiber-optic illumination devices through its 90% owned subsidiary, Poly-Optical Products, Inc. ("Poly-Optical") until January 31, 1997, when its interest in Poly-Optical was sold. The Company is also engaged in the research and development of cardiovascular laser devices through its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). The Company's operations are primarily located in Southern California with distribution of its products worldwide.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, and discontinued operations of its 90% owned subsidiary, Poly-Optical (Note 12). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has incurred significant net operating losses during each of the last three years. At September 30, 1998, the Company had working capital of approximately $7.4 million and had no long-term obligations. In November 1998, the Company settled its lawsuit with C.R. Bard ("Bard"), resulting in a gain of approximately $6.5 million. Management believes existing working capital coupled with the proceeds received in the Bard settlement are sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products as the capital needs arise.

        RECLASSIFICATIONS

        Certain prior year items have been reclassified to conform with the current year presentation.

        INVENTORIES

        Inventories consist of raw materials and component parts, and work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

        USE OF ESTIMATES BY MANAGEMENT

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include those made surrounding inventory valuation, as well as allowances for doubtful accounts and deferred income tax assets, losses for contingencies and certain accrued liabilities.

        The Company's inventory largely relates to technologies which have yet to gain wide spread market acceptance. Management currently believes no material loss will be incurred on the disposition of its inventory. If wide-spread market acceptance of the Company's products is not achieved, the carrying amount of inventory could be materially impacted.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        DEPRECIATION AND AMORTIZATION

        Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Intangible assets, which consist primarily of patents, are amortized on a straight-line basis over the life of the patent.

        DISCONTINUED OPERATIONS

        The statements of operations have been restated for 1997 and 1996 to reflect the discontinued operations of Poly-Optical, the Company's 90% owned subsidiary, which sold its net assets in an all-cash transaction consummated on January 31, 1997 (Note 12).

        RESEARCH AND DEVELOPMENT COSTS

        All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

        INCOME TAXES

        The liability method of accounting for income taxes requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

        ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see
Note 6).

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value, less cost to sell. No significant impact on its consolidated financial position or results of operations has been realized as a result of this policy.

        PER SHARE INFORMATION

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing Earnings per Share ("EPS"), eliminating the presentation of primary EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement for all public corporations with complex capital structures. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS 128 and had no impact on per share data for the periods presented.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        CASH AND CASH EQUIVALENTS

        Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with a remaining maturity of three months or less. Such investments are deemed to be cash equivalents.

        MARKETABLE SECURITIES

        The amortized cost and fair market values of all marketable securities at September 30, 1998 and 1997 are as follows:

                                                       AMORTIZED
     SECURITIES AVAILABLE FOR SALE                    COST BASIS                        UNREALIZED
     (MATURE WITHIN THREE YEARS)                    (PLUS INTEREST)   FAIR VALUE           LOSS
     -----------------------------                  ---------------   ----------           ----
     SEPTEMBER 30, 1998

     Commercial paper                                  $1,034,000     $1,009,000         $(25,000)

     SEPTEMBER 30, 1997

     U.S. government and government agencies           $2,078,000     $2,055,000         $(23,000)

        The specific identification method has been used to determine cost for each security. The net unrealized holding loss on securities available for sale which is included in stockholders' equity for fiscal 1998 was $25,000. These securities are interest-earning securities.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        During fiscal 1994, an officer-director exercised options to acquire 340,000 shares of common stock and borrowed $982,000 under the Employee Stock Option Loan Program. In March 1996, the loan was repaid in full with accrued interest of $112,643.

        The Company made no cash payments for interest or income taxes in 1998, 1997 and 1996.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS 130 will be effective for the Company's year ending September 30, 1999. Adoption of SFAS 130 is for presentation only and will not affect the Company's financial position or results of operations.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending September 30, 1999 and will not affect the Company's financial position or results of operations.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

        Inventories consist of the following at September 30, 1998 and 1997:

                                                                           1998             1997
                                                                           ----             ----
Raw materials                                                           $1,259,000       $1,170,000
Work-in-process                                                            702,000          952,000
Finished goods                                                           1,531,000        1,163,000
                                                                        ----------       ----------
                                                                        $3,492,000       $3,285,000
                                                                        ==========       ==========

        Property and equipment, net consist of the following at September 30, 1998 and 1997:

                                                                           1998             1997
                                                                           ----             ----
Furniture and equipment                                                $ 3,125,000      $ 3,822,000
Leasehold improvements                                                     331,000          331,000
Other                                                                           --          566,000
                                                                       -----------      -----------

                                                                         3,456,000        4,719,000
Less accumulated depreciation
  and amortization                                                      (2,831,000)      (3,814,000)
                                                                       -----------      -----------
                                                                       $   625,000      $   905,000
                                                                       ===========      ===========

        Accrued expenses consist of the following at September 30, 1998 and 1997:

                                                                           1998             1997
                                                                           ----             ----
Professional fees                                                       $   46,000       $   69,000
Commissions                                                                175,000          215,000
Salaries, wages and benefits                                               423,000          435,000
Sales tax                                                                   24,000          189,000
Printing                                                                     8,000          112,000
Product warranty                                                           144,000          241,000
Other                                                                      114,000          258,000
                                                                        ----------       ----------

                                                                        $  934,000       $1,519,000
                                                                        ==========       ==========

NOTE 4. DEVELOPMENT SUPPLY AND LICENSE AGREEMENT WITH BARD

        In June 1991, the Company entered into an agreement (the "Agreement") granting worldwide rights to market the Company's side-firing laser devices in the medical specialty fields of urology, gynecology and gastroenterology to Bard.

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

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Under the Agreement, no net revenues and no royalties were earned from Bard in fiscal 1998, 1997 and 1996. In addition, no development costs related to urological applications were incurred during the years ended September 30, 1998, 1997 and 1996. At September 30, 1998 and 1997, the Company had a receivable from Bard of $183,000 and $382,000, respectively, in other current assets. Such amounts represent monies receivable from Bard for royalties earned, reimbursable legal costs incurred and reimbursable R&D expenses incurred.

        On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6,500,000, after legal fees and other costs (See Note 13).

NOTE 5. INCOME TAXES:

        Due to the net operating losses incurred by the Company in prior years, no provision for income taxes has been made. The deferred income tax balances are comprised as follows:

                                                SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                                ------------------      ------------------
Deferred tax assets:
    Net operating loss carry forwards              $ 11,300,000            $ 10,900,000
    Research & development credits                    2,300,000               2,000,000
    Inventory obsolescence reserves                     900,000               1,300,000
    Accrued expenses                                    300,000                 300,000
    Account receivable reserves                         100,000                 100,000
    Valuation allowance                             (14,500,000)            (14,100,000)
                                                   ------------            ------------
                                                        400,000                 400,000
Deferred tax liabilities:
    Excess depreciation of property and
      equipment for tax reporting                      (400,000)               (400,000)
                                                   ------------            ------------
                                                   $         --            $         --
                                                   ============            ============


        The valuation allowance for deferred tax assets increased approximately $400,000, $2,267,000 and $2,300,000 during the years ended September 30, 1998,
1997 and 1996, respectively. The changes primarily relate to additional net operating loss carry forwards generated.

        At September 30, 1998, the Company had net operating loss carryforwards for Federal and California income tax purposes totaling approximately $30,800,000 and $9,200,000, respectively, which for Federal reporting purposes, begin to expire in 2004 and fully expire in 2013. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 6. STOCKHOLDERS' EQUITY:

        SECURITIES OFFERING:

        In March 1996, the Company completed an offering of 855,000 shares of its common stock, which were sold with warrants to purchase 338,750 shares of common stock at prices ranging from $6.53 to $8.13, resulting in net proceeds to the Company totaling $4,585,000. This offering was completed pursuant to Regulation S of the Securities Act of 1933. These warrants expired in June 1998.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        STOCK OPTIONS:

        The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and expire in ten years. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan.

        Activity during the years ended September 30, 1998, 1997 and 1996 under the plans was as follows:

                            STOCK OPTIONS OUTSTANDING

                                                                 OPTION EXERCISE      AGGREGATE
                                                  OPTIONS        PRICE PER SHARE    EXERCISE PRICE
                                                  -------        ---------------    --------------
September 30, 1995                               1,379,330        1/100 - 5 1/2      $ 5,661,661
Granted                                            489,000        2 3/4 - 6 7/8        3,205,220
Exercised                                         (493,046)       2 3/4 - 6 3/4       (2,090,580)
Canceled                                          (139,150)       2 3/8 - 6 5/8         (520,209)
                                                 ---------                           -----------

September 30, 1996                               1,236,134        1/100 - 6 7/8        6,256,092
Granted                                            105,000        2 7/8 - 4 1/4          358,762
Exercised                                           (5,400)       1/100 - 3 1/2           (1,450)
Canceled                                          (215,550)       2 3/8 - 6 5/8       (1,062,160)
                                                 ---------                           -----------

September 30, 1997                               1,120,184        1/100 - 6 7/8        5,551,244
Granted                                            469,500      1 1/2 - 2 23/32          875,220
Exercised                                               --                   --               --
Canceled                                          (179,040)       2 1/4 - 6 7/8       (1,033,564)
                                                 ---------        -------------      -----------

September 30, 1998                               1,410,644        1/100 - 6 7/8      $ 5,392,900
                                                 =========                           ===========

        As of September 30, 1998, the Company had 214,910 shares available for grant under the above option plans. Of the shares previously granted and outstanding at September 30, 1998, 696,864 shares were vested and exercisable at prices ranging from $0.01 to $6.88 per share.

        As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

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

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the years ended September 30, 1998, 1997 and 1996 to the pro forma amounts of $3,064,000, $6,138,000 and $4,888,000, respectively with a pro forma net loss per share of $0.28, $0.56 and $0.48, respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 1998, 1997 and 1996 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 98 percent were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 1998, 1997 and 1996 was $1.13, $2.63 and $4.99 per option, respectively.

        WARRANTS:

        During fiscal 1996, warrants to purchase common stock were exercised for proceeds of $309,000. At September 30, 1998, no warrants to purchase common stock were outstanding.

        COMMON STOCK ISSUED - CARDIODYNE:

        On October 30, 1996, the Company formed Cardiodyne, a development-stage company. The Company invested $2,000,000 and transferred to Cardiodyne certain equipment and supplies (valued at $117,000) and certain intellectual property rights in exchange for 9,000,000 shares of Cardiodyne at a price of $0.24 per share. The Company's chief executive officer purchased 500,000 shares of Cardiodyne at the same average cost per share as the Company's, the then estimated fair value of such common stock. Prior to February 11, 1997, Cardiodyne issued options to purchase 725,000 shares of its common stock at an exercise price of $0.24 per share, the then estimated fair value of the common stock. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock. Subsequent to February 11, 1997, Cardiodyne issued options to purchase 206,000 shares of its common stock to certain employees at an exercise price of $0.24 per share. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $93,000 in fiscal 1998 and $41,000 in fiscal 1997 for the difference between the fair value of the common stock at the date of grant and the exercise price over the vesting period of five (5) years. In addition, Cardiodyne issued options to purchase 63,000 shares of its common stock at an exercise price of $2.00 during fiscal 1997. At September 30, 1998, options to purchase 994,000 shares of common stock of Cardiodyne are outstanding, of which options to purchase 41,200 shares of such common stock are exercisable. These options vest over five (5) years and expire ten years from the date of grant.

        In connection with the 500,000 common shares issued by Cardiodyne to an unrelated party at $2.00 per share, the holder has the right to receive additional common shares on a pro-rata basis in the event additional shares are sold to third parties prior to February 10, 1999, at a per share price lower than $2 per share.

NOTE 7. EMPLOYEE BENEFIT PLAN:

        Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's contributions to the Retirement Plan totaled $64,000, $73,000 and $72,000, for fiscal 1998, 1997, and 1996, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS:

        The Company has made payments of $55,000, $31,000 and $54,000 in the fiscal years ending 1998, 1997 and 1996, respectively, to the law firm of which a director of the Company is a member. The Company has engaged in a consulting agreement for annual payments of $33,000 with a director, who is related to the Company's Chairman and Chief Executive Officer.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Cardiodyne shares space with an affiliated company controlled by the Company's Chairman and Chief Executive Officer. The Company allocates expenses to said affiliate based on actual costs incurred. In fiscal 1997 and 1996, such charges were not significant. In 1998, such charges aggregated $102,000. At September 30, 1998, the Company has a receivable from this related party amounting to $151,000. Also see Note 6 for discussion of additional related party transactions.

NOTE 9. COMMITMENTS:

        The Company is obligated under certain facility lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

        1999                  $  422,000
        2000                     442,000
        2001                     365,000
        2002                      33,000
                              ----------

        Total                 $1,262,000
                              ==========

        The lease on the Company's headquarters facility was renewed in November 1998 and expires in June 2001. The Company's Cardiodyne facility lease expires January 2002 and contains one thirty-six month renewal option.

        Rent expense for the years ended September 30, 1998, 1997 and 1996 was approximately $360,000, $307,000, and $294,000, respectively.

NOTE 10. LITIGATION:

        In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of Urolase(R) type fibers. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the unlikelihood of significant future sales of such fibers. Royalties paid in fiscal 1997 and 1996 were not significant. Management believes that royalties on all future sales of Urolase(R) fibers over the term of the agreement, which has no expiration date, will not be significant.

        In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. ("SLT") charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The trial court granted SLT's motion for summary judgement that all three U.S. Patents are not infringed by SLT's laser devices. On July 10, 1998, the Federal Circuit Court of Appeals reversed the trial court's grant of summary judgement as to the 5,380,317 patent, and sent the matter back to the trial court for further proceedings. The Court has scheduled a settlement conference in January 1999.

        On October 6, 1995, the Company filed a lawsuit against C.R. Bard Inc. claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and in December 1998 received from Bard net proceeds of approximately $6,500,000, after legal fees and other costs.

        The Company has been named as a defendant in one product liability lawsuit, which was tendered by the Company's insurance carrier. A trial was held in March 1998 with a verdict in favor of the Company. Plaintiff's motion for a new trial was denied and an appeal was not filed.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In July 1998, the Company settled a pending lawsuit with a former employee subject to a final determination of certain stock options to be granted to this former employee.

        The Company is subject to a limited number of claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which may have material impact on the Company's financial position, results of operations or cash flows.

NOTE 11. CONCENTRATION OF CREDIT RISK

        The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. No single customer represented more than 10% of sales in either fiscal 1998, 1997 or 1996.

        Sales in foreign countries in fiscal 1998, 1997 and 1996 accounted for approximately 27%, 36% and 26% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                                                   1998              1997            1996
                                                   ----              ----            ----
Asia                                            $  104,000        $  509,000      $  636,000
Latin America                                      243,000           164,000         353,000
Middle East                                         52,000           263,000          33,000
Europe                                           1,471,000         2,170,000       1,129,000
Other (Australia, New Zealand, South Africa)        15,000           236,000         298,000
                                                ----------        ----------      ----------

Total                                           $1,885,000        $3,342,000      $2,449,000
                                                ==========        ==========      ==========

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

        The results of operations for discontinued operations for the years ended September 30, 1997 and 1996 are presented below:

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  1997            1996
                                                  ----            ----
Net sales                                     $918,000      $3,105,000
                                              --------      ----------
Cost and Expenses:
  Cost of goods sold                           457,000       1,638,000
  Selling, general and administrative          333,000         943,000
  Research and development                      91,000         272,000

                                              --------      ----------
  Total Costs and Operating Expenses           881,000       2,853,000

                                              --------      ----------
Income from discontinued operations             37,000         252,000
  Less Minority Interest                         4,000          25,000
  Less Other                                        --              --

                                              --------      ----------
Net income from Discontinued Operations       $ 33,000      $  227,000
                                              ========      ==========

NOTE 13. SUBSEQUENT EVENTS

        See Note 10 for discussion regarding the Company's favorable settlement of the Bard litigation.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  SCHEDULE VIII

                         TRIMEDYNE, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE                                   BALANCE
                                                AT BEGINNING   CHARGE TO     WRITE OFF       AT END
DESCRIPTION                                       OF PERIOD     EXPENSE      TO RESERVE      OF PERIOD
-----------                                       ---------     -------      ----------      ---------
FOR THE YEAR ENDED SEPTEMBER 30, 1998
Allowance for bad debt                          $   232,000    $       --     $ 126,000     $   358,000
Income tax valuation allowance                   14,100,000       400,000            --      14,500,000


FOR THE YEAR ENDED SEPTEMBER 30, 1997
Allowance for bad debt                          $   337,000    $       --     $(105,000)    $   232,000
Income tax valuation allowance                   11,833,000     2,267,000            --      14,100,000


FOR THE YEAR ENDED SEPTEMBER 30, 1996
Allowance for bad debt                          $   315,000    $   48,000     $  70,000     $   337,000
Income tax valuation allowance                    9,531,000     2,302,000            --      11,833,000


                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------

      23.1          Consent of Independent Accountants

      23.2          Consent of Independent Accountants

      27            Financial Data Schedule