Form 10QSB
period 1998-12-31
TRIMEDYNE INC
filed 1999-02-12
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
December 31, 1998                                                        0-10581


                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


               NEVADA                                          36-3094439
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

Yes    [x]      No       [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                            Outstanding at February 1, 1999
----------------------------                -------------------------------
Common Stock, $.01 par value                10,905,956 shares (excluding
                                            101,609 shares held as
                                            Treasury Shares)

                                 TRIMEDYNE, INC.


                                                                           Page Number
                                                                           -----------
PART I.        Financial Information

           ITEM 1.  Financial Statements

                    Condensed Consolidated Balance Sheet                        3

                    Condensed Consolidated Statements of Operations             4

                    Condensed Consolidated Statements of Cash Flows             5

                    Notes to Condensed Consolidated Financial Statements      6 - 7

           ITEM 2.  Management's Discussion and Analysis of Financial         8 - 9
                    Condition and Results of Operations

PART II.       Other Information                                               10

SIGNATURE PAGE                                                                 11

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                              1998
                                                                           ------------
Current Assets:
Cash and cash equivalents .........................................        $  2,497,000
  Marketable securities ...........................................           6,332,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $358,000 ..........................................           1,317,000
  Inventories (Note 2) ............................................           3,396,000
  Other ...........................................................             495,000
                                                                           ------------

        Total Current Assets ......................................          14,037,000
                                                                           ------------

Net Properties (Note 2) ...........................................             565,000
                                                                           ------------
                                                                           $ 14,602,000
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ................................................        $    185,000
  Accrued expenses and other ......................................             930,000
                                                                           ------------

        Total Current Liabilities .................................           1,115,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
    11,007,565 shares issued ......................................             110,000
  Capital in excess of par value ..................................          43,115,000
  Accumulated deficit .............................................         (28,993,000)
  Unrealized (gain) loss on securities available for sale (Note 4)              (32,000)
                                                                           ------------
                                                                             14,200,000
Less 101,609 shares of common stock in treasury, at cost ..........            (713,000)
                                                                           ------------

        Total Stockholders' Equity ................................          13,487,000
                                                                           ------------

                                                                           $ 14,602,000
                                                                           ============



      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                    ---------------------------------
                                                                        1998                 1997
                                                                    ------------         ------------
Net Sales ..................................................        $  1,511,000         $  2,111,000

Costs and Expenses:
  Cost of goods sold .......................................             848,000            1,170,000
  Selling, general and administrative ......................           1,128,000            1,163,000
  Research and development .................................             641,000              986,000
                                                                    ------------         ------------
   Total Costs and Operating Expenses ......................           2,617,000            3,319,000
                                                                    ------------         ------------

Loss from Operations .......................................          (1,106,000)          (1,208,000)
Other Income (expense):
   Interest income .........................................              79,000               57,000
   Other (Note 5) ..........................................           6,527,000               (6,000)
  Minority interest in consolidated subsidiary .............                  --               73,000
                                                                    ------------         ------------

  Net Income (Loss) ........................................        $  5,498,000         $ (1,084,000)
                                                                    ============         ============

  Basic and dilutive earnings (loss) per share (Note 3): ...        $       0.50         $      (0.10)

  Weighted average number of shares outstanding ............          10,905,956           10,905,956



     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                    1998                1997
                                                                 -----------         -----------
Cash flows from operating activities:
      Net Income (loss) .................................        $ 5,498,000         $(1,084,000)
 Adjustment to reconcile net income (loss) to net
   cash from operating activities:
    Depreciation and Amortization .......................             60,000              76,000
    Value of stock options issued below fair value ......              5,000              20,000
    Minority interest in earnings of subsidiary .........                 --             (73,000)
    Changes in operating assets and liabilities:
    Decrease in trade accounts receivable, net ..........            349,000             258,000
    Decrease (increase) in inventories ..................             96,000            (131,000)
    (Increase) decrease in other current assets .........            (12,000)              8,000
    (Decrease) in accounts payable ......................            (27,000)           (110,000)
    Increase in accrued expense .........................           (188,000)           (192,000)
    (Decrease) increase in deferred income ..............             72,000              52,000
                                                                 -----------         -----------

 Net cash from (used for) operating activities ..........          5,853,000          (1,176,000)

Cash flows from investing activities:
   Capital expenditures .................................                 --             (70,000)
   (Purchase) Sale of marketable securities .............         (5,330,000)          1,042,000
                                                                 -----------         -----------

   Net cash (used for) from investing activities ........         (5,330,000)            972,000
                                                                 -----------         -----------

Net increase (decrease) in cash and cash equivalents ....            523,000            (204,000)
Cash and cash equivalents at beginning of period ........          1,974,000           3,286,000
                                                                 -----------         -----------
Cash and cash equivalents at end of period ..............        $ 2,497,000         $ 3,082,000
                                                                 ===========         ===========



      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1998 and the results of operations and of cash flows for the three month periods ended December 31, 1998 and 1997.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - BALANCE SHEET ITEMS

                                                                 DECEMBER 31, 1998
                                                                 -----------------
  Inventories consist of the following:

   Raw material .........................................           $ 1,466,000
   Work-in-process ......................................               666,000
   Finished goods .......................................             1,264,000
                                                                    -----------

   Total inventory ......................................           $ 3,396,000
                                                                    ===========

Net properties consist of the following:

   Furniture and equipment ..............................           $ 3,104,000
   Leasehold improvements ...............................               331,000
   Other ................................................                18,000
                                                                    -----------

   Total Properties .....................................             3,453,000

Accumulated depreciation ................................            (2,888,000)
                                                                    -----------

Net properties ..........................................           $   565,000
                                                                    ===========

NOTE 3

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's and Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - COMPREHENSIVE INCOME

        On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) - Securities Available for Sale. For the three months ended December 31, 1998 and 1997, such changes were not material, and accordingly, not presented in the accompanying consolidated statement of operations.

NOTE 5 - OTHER INCOME

        Other Income includes $6.5 million, net of legal fees and costs, received in December 1998 in connection with the settlement of the Company's lawsuit against C.R. Bard, Inc.

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

Quarter ended December 31, 1998 compared to quarter ended December 31, 1997.

During the quarter ended December 31, 1998, Trimedyne's net revenues decreased 28% from the same quarter of the previous year ($1,511,000 vs. $2,111,000). The Company believes that the decline in revenue was primarily due to the continued tightness in hospital budgets for capital equipment in the United States and foreign markets and the introduction of lower cost arthroscopic devices by competitors.

For the current quarter, the Company had income from continuing operations of $5,498,000, or $0.50 per share, based on 10,905,956 weighted average number of shares outstanding, as compared to a net loss of $1,084,000 or $0.10 per share, based on 10,905,956 weighted average number of shares outstanding, in the same quarter of the previous year.

Cost of goods sold was 56% of net sales in the first quarter of fiscal 1999 compared to 55% for the first quarter of fiscal 1998. The increase in cost of goods sold as a percentage of revenues was primarily the result of increased discounts caused by downward pressure on end user prices.

Selling, general and administrative expenses decreased from $1,163,000 to $1,128,000, a decrease of $35,000 or 3%. The decrease in selling, general and administrative expenses is attributed to lower operating costs.

Research and development expenditures for the quarter ended December 31, 1998, decreased 35% ($641,000 vs. $986,000) due to a decrease in the costs associated with completing development work on the new 30 watt Holmium laser system.

Interest income increased by 36% to $79,000 for the current quarter, compared with $57,000 for the same period of the prior year due to the acquisition of marketable securities resulting from the settlement of litigation with C.R. Bard, Inc.

Liquidity and Capital Resources

The Company's working capital increased from $7,366,000 at September 30, 1998 to $12,922,000 at December 31, 1998, of which $8,829,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products, the success of which cannot be assured.

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


                                 TRIMEDYNE, INC.



Date:  February 15, 1999                  /s/ MARVIN P. LOEB
       --------------------               --------------------------------------
                                          Marvin P. Loeb
                                          Chairman and
                                          Chief Executive Officer


Date:  February 15, 1999                  /s/ SHANE H. TRAVELLER
       --------------------               --------------------------------------
                                          Shane H. Traveller
                                          Treasurer and
                                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                 DESCRIPTION
 --------                -----------
Exhibit 27               Financial Data Schedule