Form 10QSB
period 1999-03-31
TRIMEDYNE INC
filed 1999-05-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
March 31, 1999                                                     0-10581


                                 TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


               NEVADA                                     36-3094439
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

Yes  [x]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

          Class                                  Outstanding at April 20, 1999
----------------------------                     -----------------------------
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

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                          MARCH 31,
                                                                            1999
                                                                          --------
Current Assets:
  Cash and cash equivalents ..................................         $    352,000
  Marketable securities ......................................            7,342,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $358,000 .....................................            1,744,000
  Inventories (Note 2) .......................................            3,358,000
  Other ......................................................              467,000
                                                                       ------------
        Total Current Assets .................................           13,263,000
                                                                       ------------
Net Properties (Note 2) ......................................              507,000
                                                                       ------------
                                                                       $ 13,770,000
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ...........................................         $    418,000
  Accrued expenses ...........................................              820,000
  Deferred income ............................................              170,000
                                                                       ------------
    Total Current Liabilities ................................            1,408,000
                                                                       ------------
Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     11,007,565 shares issued ................................              110,000
  Capital in excess of par value .............................           43,119,000
  Accumulated deficit ........................................          (30,122,000)
  Unrealized loss on marketable securities available for sale               (32,000)
                                                                       ------------
                                                                         13,075,000
                                                                       ------------
Less shares of common stock held in treasury,
  at cost; 101,609 shares ....................................             (713,000)
                                                                       ------------
   Total Stockholders' Equity ................................           12,362,000
                                                                       ------------
                                                                       $ 13,770,000
                                                                       ============


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               MARCH 31,                             MARCH 31,
                                                        1999               1998               1999               1998
                                                    ------------       ------------       ------------       ------------
Net sales ....................................      $  2,069,000       $  1,549,000       $  3,580,000       $  3,660,000
Costs and expenses:
  Cost of goods sold .........................           953,000            877,000          1,799,000          2,048,000
  Selling, general and administrative ........         1,384,000          1,646,000          2,374,000          2,808,000
  Research and development ...................           983,000          1,047,000          1,762,000          2,033,000
                                                    ------------       ------------       ------------       ------------

   Total costs and operating expenses ........         3,320,000          3,570,000          5,935,000          6,889,000
                                                    ------------       ------------       ------------       ------------
Loss from operations .........................        (1,251,000)        (2,021,000)        (2,355,000)        (3,229,000)
Other income (expense):
   Interest income ...........................           110,000             45,000            172,000            102,000
   Other (Note 5) ............................            12,000              3,000          6,552,000             (2,000)
Minority interest in consolidated subsidiary .                --             85,000                 --            157,000
                                                    ------------       ------------       ------------       ------------

Net income (loss) ............................      $ (1,129,000)      $ (1,888,000)         4,369,000       $ (2,972,000)
                                                    ============       ============       ============       ============

Basic earnings (loss) per share (Note 3) .....      $      (0.10)      $      (0.17)      $       0.40       $      (0.27)
                                                    ============       ============       ============       ============

Weighted average number of shares outstanding:
    Basic ....................................        10,905,956         10,905,956         10,905,956         10,905,956
                                                    ============       ============       ============       ============
    Dilutive .................................        10,905,956         10,905,956         10,905,956         10,905,956
                                                    ============       ============       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                  1999              1998
                                                               -----------       -----------
Cash flows used for operating activities:
  Net income (loss) .....................................      $ 4,369,000       $(2,972,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization ...........................          118,000           152,000
Minority interest in earnings of subsidiary .............               --          (157,000)
Value of employees' stock options issued below fair value            9,000            39,000
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net ...          (78,000)          742,000
(Increase) decrease in inventories ......................          134,000          (643,000)
Decrease in other current assets ........................           16,000           112,000
Increase (decrease) in accounts payable .................          206,000           (44,000)
Decrease in accrued expenses ............................         (114,000)         (118,000)
Increase in deferred income .............................           58,000            15,000
                                                               -----------       -----------
  Net cash flows from operating activities ..............        4,718,000        (2,874,000)
                                                               -----------       -----------
Cash flows from investing activities:
Capital expenditures ....................................               --           (81,000)
Unrealized gain on securities ...........................           (7,000)               --
(Purchase) sale of marketable securities ................       (6,333,000)        1,025,000
                                                               -----------       -----------
Net cash provided by (used in) investing activities .....       (6,340,000)          944,000
                                                               -----------       -----------
Net decrease in cash and cash equivalents ...............       (1,622,000)       (1,930,000)
Cash and cash equivalents at beginning of period ........        1,974,000         3,286,000
                                                               -----------       -----------
Cash and cash equivalents at end of period ..............      $   352,000       $ 1,356,000
                                                               ===========       ===========



      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1999, the results of operations for the three and six month periods ended March 31, 1999 and 1998 and of cash flows for the six month periods ended March 31, 1999 and 1998.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - BALANCE SHEET ITEMS


                                                                  March 31, 1999
                                                                  --------------
Inventories consist of the following:

       Raw material                                                 $ 1,182,000
       Work-in-process                                                  697,000
       Finished goods                                                 1,479,000
                                                                    -----------
                                                                    $ 3,358,000
                                                                    ===========
Net properties consist of the following:

        Furniture and equipment                                       3,108,000
        Leasehold improvements                                          331,000
        Other                                                            18,000
                                                                    -----------
Total properties                                                      3,457,000

Accumulated depreciation and amortization                            (2,950,000)
                                                                    -----------

Net properties                                                          507,000
                                                                    ===========

NOTE 3 - EARNINGS PER SHARE

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's and the Company's majority owned subsidiary Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - COMPREHENSIVE INCOME

On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) - Securities Available for Sale. For the six months ended March 31, 1999 and 1998, such changes were not material, and accordingly, not presented in the accompanying consolidated statements of operations.

NOTE 5 - OTHER INCOME

Other Income during the six months ended March 31, 1999 includes $6.5 million, net of legal fees and costs, received in December 1998 in connection with the settlement of the Company's lawsuit against C.R. Bard, Inc.

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

Quarter ended March 31, 1999 compared to quarter ended March 31, 1998.

During the quarter ended March 31, 1999, Trimedyne's net revenues increased 34% from the same quarter of the previous year ($2,069,000 vs. $1,549,000). For the current quarter, the Company incurred a loss from continuing operations of $1,129,000 or $0.10 per share compared to a loss from operations of $1,888,000 or $0.17 per share for the prior year period.

Cost of goods sold was 46% of net sales in the second quarter of fiscal 1999 compared to 57% for the second quarter of fiscal 1997. The decrease in cost of goods sold as a percentage of revenues was due to a decline in the ratio of laser sales to sales of disposables, as compared to the year ago quarter.

Selling, general and administrative expenses decreased to $1,348,000 for the current quarter compared to $1,646,000 for the quarter ended March 31, 1998, a decrease of $262,000 or 16%. The decrease in selling, general and administrative expenses is attributed to a reduction in legal expense and the implementation of cost containment measures.

Research and development expenditures for the quarter ended March 31, 1999, decreased 6% ($983,000 vs. $1,047,000) due to the reduction in expenditures to finalize the release of the new 30 watt OmniPulse Jr. Holmium laser.

Interest income increased by 144% to $110,000 for the current quarter, compared with $45,000 for the same period of the prior year, due to the increased balance of marketable securities.

Liquidity and Capital Resources

The Company's working capital increased from $6,627,000 at September 30, 1998 to $11,855,000 at March 31, 1999, of which $7,694,000 is cash and equivalents and marketable securities. Management believes its existing working capital, along with revenues from operations, will be sufficient to meet Trimedyne's operating needs and the needs of its 90% owned subsidiary, Cardiodyne, Inc. for at least the next twelve months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured.

                                    PART II.
OTHER INFORMATION

ITEM 1. Legal Proceedings

        On October 6, 1995, the Company filed a lawsuit against C.R. Bard Inc. claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and pay certain amounts due under the Agreement. In December 1999, the Company settled its lawsuit against Bard and received $6.5 million after legal costs and expenses.

        In early 1995, the Company filed a patent infringement lawsuit against Surgical Laser Technologies, Inc. (SLT). In April 1999, the Company settled its lawsuit against SLT. The Company granted SLT a license to certain of its patents, and SLT agreed to pay the Company a modest payment and royalties on any future sales of products covered by the licensed patents.

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


                                       TRIMEDYNE, INC.



Date: May 14, 1999                     s/MARVIN P. LOEB
                                       -----------------------------------------
                                       Marvin P. Loeb
                                       Chairman and
                                       Chief Executive Officer


Date: May 14, 1999                     s/SHANE H. TRAVELLER
                                       -----------------------------------------
                                       Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit
Number           Description
-------          -----------
  27             Financial Data Schedule