Form 10QSB
period 1999-06-30
TRIMEDYNE INC
filed 1999-08-11
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
   June 30, 1999                                                  0-10581


                               TRIMEDYNE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Nevada                                            36-3094439
---------------------------------                         ----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)


                      2801 Barranca Road, Irvine, CA 92606
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (949/559-5300)
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                               Outstanding at June 30, 1999
------------------------------------               ----------------------------
Common Stock, $.01 par value                       10,905,956 shares (excluding
                                                   101,609 shares held as
                                                   Treasury Shares)

                               TRIMEDYNE, INC.

                                    INDEX

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

                                 TRIMEDYNE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                 JUNE 30,
                                                                                   1999
                                                                               ------------
Current Assets:
  Cash and cash equivalents ................................................   $    189,000
  Marketable securities ....................................................      6,505,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $358,000 ...................................................      1,548,000
  Inventories (Note 2) .....................................................      3,430,000
  Other ....................................................................        430,000
                                                                               ------------
        Total Current Assets ...............................................     12,102,000
                                                                               ------------
Net Properties (Note 2) ....................................................        427,000
                                                                               ------------
                                                                               $ 12,529,000
                                                                               ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .........................................................   $    469,000
  Accrued expenses .........................................................        626,000
  Deferred income ..........................................................        142,000
                                                                               ------------
    Total Current Liabilities ..............................................      1,237,000
                                                                               ------------
Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
     11,007,565 shares issued ..............................................        110,000
  Capital in excess of par value ...........................................     43,127,000
  Accumulated deficit ......................................................    (31,188,000)
  Unrealized loss on marketable securities available for sale ..............        (44,000)
                                                                               ------------
                                                                                 12,005,000
                                                                               ------------
Less shares of common stock held in treasury,
  at cost; 101,609 shares ..................................................       (713,000)
                                                                               ------------
   Total Stockholders' Equity ..............................................     11,292,000
                                                                               ------------
                                                                               $ 12,529,000
                                                                               ============

      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                   Nine Months Ended
                                                              June 30,                            June 30,
                                                   ------------------------------      ------------------------------
                                                       1999              1998              1999               1998
                                                   ------------      ------------      ------------      ------------
Net sales ....................................     $  1,437,000      $  1,797,000      $  5,017,000      $  5,457,000
Costs and expenses:
  Cost of goods sold .........................          910,000         1,073,000         2,709,000         3,121,000
  Selling, general and administrative ........          838,000         1,554,000         3,204,000         4,362,000
  Research and development ...................          959,000           864,000         2,721,000         2,897,000
                                                   ------------      ------------      ------------      ------------

    Total costs and operating expenses .......        2,707,000         3,491,000         8,634,000        10,380,000
                                                   ------------      ------------      ------------      ------------
Loss from operations .........................       (1,270,000)       (1,694,000)       (3,617,000)       (4,923,000)

Other income:
   Interest income ...........................           81,000            31,000           253,000           133,000
   Other (Note 5) ............................          116,000             7,000         6,667,000             4,000
Minority interest in consolidated subsidiary .               --            85,000                --           243,000
Sale of patent license .......................               --         3,637,000                --         3,637,000
                                                   ------------      ------------      ------------      ------------

Net income (loss) ............................     $ (1,073,000)     $  2,066,000         3,303,000      $   (906,000)
                                                   ============      ============      ============      ============

Basic earnings (loss) per share (Note 3) .....     $      (0.10)     $       0.19      $       0.31      $      (0.08)
                                                   ============      ============      ============      ============

Weighted average number of shares outstanding:
     Basic ...................................       10,905,956        10,905,956        10,905,956        10,905,956
                                                   ============      ============      ============      ============
     Dilutive ................................       10,905,956        10,905,956        10,905,956        10,905,956
                                                   ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                 TRIMEDYNE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------      ------------
Cash flows used for operating activities:
   Net income (loss) .......................................     $ 3,303,000      $  (906,000)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ...........................         189,000          228,000
   Gain on sale of patent license ..........................              --       (3,637,000)
   Minority interest in earnings of subsidiary .............              --         (243,000)
   Value of employees' stock options issued below fair value          17,000           59,000
Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net ..............         118,000          865,000
   Decrease (increase) in inventories ......................          62,000         (510,000)
   Decrease in other current assets ........................          53,000          155,000
   Increase (decrease) in accounts payable .................         257,000         (367,000)
   Decrease in accrued expenses ............................        (308,000)        (138,000)
   Increase (decrease) in deferred income ..................          30,000          (29,000)
                                                                 -----------      -----------
   Net cash flows provided by (used in) operating activities       3,721,000       (4,523,000)
                                                                 -----------      -----------
Cash flows from investing activities:
   Capital expenditures ....................................              --          (96,000)
   Loss on disposition of fixed assets .....................           9,000               --
   Unrealized loss on securities ...........................         (19,000)              --
   Proceeds on sale of patent license ......................              --        3,637,000
   (Purchase) sale of marketable securities ................      (5,496,000)       1,541,000
                                                                 -----------      -----------
   Net cash (used in) provided by investing activities .....      (5,506,000)       5,082,000
                                                                 -----------      -----------
Net (decrease) increase in cash and cash equivalents .......      (1,785,000)         559,000
Cash and cash equivalents at beginning of period ...........       1,974,000        3,286,000
                                                                 -----------      -----------
Cash and cash equivalents at end of period .................     $   189,000      $ 3,845,000
                                                                 ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1999, the results of operations for the three and nine month periods ended June 30, 1999 and 1998 and of cash flows for the nine month periods ended June 30, 1999 and 1998.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Balance Sheet Items


                                                             June 30, 1999
                                                             -------------
Inventories consist of the following:

        Raw material                                          $   861,000
        Work-in-process                                           801,000
        Finished goods                                          1,768,000
                                                              -----------
                                                              $ 3,430,000
                                                              ===========
Net properties consist of the following:

         Furniture and equipment                                3,097,000
         Leasehold improvements                                   331,000
         Other                                                     18,000
                                                              -----------
Total properties                                                3,446,000

Accumulated depreciation and amortization                      (3,019,000)
                                                              ------------

Net properties                                                $   427,000
                                                              ===========

                                 TRIMEDYNE, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of including the Company=s and the Company's majority owned subsidiary Cardiodyne=s stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - COMPREHENSIVE INCOME

On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) Securities Available for Sale. For the nine months ended June 30, 1999 and 1998, such changes were not material, and accordingly, not presented in the accompanying consolidated statements of operations.

NOTE 5 - OTHER INCOME

Other Income during the three months ended June 30, 1999 includes $67,500 received in June 1999 in connection with the settlement of the Company's lawsuit against Surgical Laser Technologies, Inc. Other income during the nine months ended June 30, 1999 includes $6.5 million, net of legal fees and costs, received in December 1998 in settlement of the Company's lawsuit against C.R. Bard, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include the ability to continue its current level of operations beyond the next twelve months due to limited cash. Other risk factors and uncertainties include general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation.

The condensed consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter ended June 30, 1999 compared to quarter ended June 30, 1998.

During the quarter ended June 30, 1999, Trimedyne's net revenues decreased 20% from the same quarter of the previous year ($1,437,000 vs. $1,797,000). For the current quarter, the Company incurred a loss from continuing operations of $1,270,000 or $0.12 per share compared to a loss from operations of $1,694,000 or $0.16 per share for the prior year period.

Cost of goods sold was 63% of net sales in the third quarter of fiscal 1999 compared to 60% for the third quarter of fiscal 1998. The increase in cost of goods sold as a percentage of revenues was due to a reduction in the ratio of laser sales to sales of disposables, as compared to the year ago quarter.

Selling, general and administrative expenses decreased to $838,000 for the current quarter compared to $1,554,000 for the quarter ended June 30, 1998, a decrease of $716,000 or 46%. The decrease in selling, general and administrative expenses is attributed to a reduction in legal expense and the implementation of cost containment measures.

Research and development expenditures for the quarter ended June 30, 1999, increased 11% ($959,000 vs. $864,000) due to the increase in expenditures of Trimedyne's 90% owned subsidiary, Cardiodyne, Inc.

Interest income increased by 162% to $81,000 for the current quarter, compared with $31,000 for the same period of the prior year, due to the increased balance of marketable securities.

Liquidity and Capital Resources

The Company's working capital increased from $7,366,000 at September 30, 1998 to $10,865,000 at June 30, 1999, of which $6,694,000 is cash and equivalents and marketable securities. Management believes its existing working capital, along with revenues from operations, will be sufficient to meet Trimedyne=s operating needs and the needs of its 90% owned subsidiary, Cardiodyne, Inc. for at least the next twelve months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne=s products and to support Trimedyne's operations, the success of which cannot be assured.

                                    PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

        On October 6, 1995, the Company filed a lawsuit against C.R. Bard Inc. claiming substantial damages for Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and pay certain amounts due under the Agreement. In December 1998, the Company settled its lawsuit against Bard and received $6.5 million after legal costs and expenses.

        In early 1995, the Company filed a patent infringement lawsuit against Surgical Laser Technologies, Inc. (SLT). In April 1999, the Company settled its lawsuit against SLT. The Company granted SLT a license to certain of its patents, and SLT agreed to pay the Company $67,500 and royalties on any future sales of products covered by the licensed patents.

        The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company=s existing and future litigation may adversely affect the Company.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to Vote of Security Holders

        (a) The Annual Stockholders Meeting of the Company was held on June 1, 1999.

        (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matter. The nominee for director was elected by a vote of the Stockholders as follows:

           Name                   For          Against          Withheld
        ------------           ---------       -------          --------
        Donald Baker           9,493,975         --             203,495

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

                                          TRIMEDYNE, INC.


Date: August 11, 1999                     /s/ MARVIN P. LOEB
                                          --------------------------------------
                                          Marvin P. Loeb
                                          Chairman and Chief Executive Officer


Date: August 11, 1999                     /s/ SHANE H. TRAVELLER
                                          --------------------------------------
                                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------

           27                 Financial Data Schedule