Form 10KSB
period 1999-09-30
TRIMEDYNE INC
filed 1999-12-09
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999       COMMISSION FILE NO. 0-10581
--------------------------------------------

                           ________________________

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

                           ________________________

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 Par Value per Share
                               (Title of Class)

                           ________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the
filing requirements for the past 90 days. Yes   x     No _____
                                              -------

     The aggregate market value of voting stock held by non-affiliates of registrant on November 15, 1999, based upon the closing price of the common stock on such date was $24,870,000.

     As of November 15, 1999, there were outstanding 11,108,405 shares of registrant's Common Stock.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.________

                               TABLE OF CONTENTS


PART I
ITEM 1.     BUSINESS...............................................................................................   1
                General............................................................................................   1
                Orthopedics, Urology and Other Surgical Specialties................................................   1
                Settlement of Litigation with Bard.................................................................   2
                Cardiodyne.........................................................................................   2
                New Products.......................................................................................   3
                License Agreements.................................................................................   3
                Sale of License Agreement..........................................................................   3
                Research and Development...........................................................................   4
                Manufacturing, Supply Agreements...................................................................   4
                Marketing..........................................................................................   4
                Government Regulation..............................................................................   4
                Employees..........................................................................................   6
                Patents and Patent Applications....................................................................   6
                Competition........................................................................................   6
                Insurance..........................................................................................   7
                Foreign Operations.................................................................................   7

ITEM 2.     PROPERTIES.............................................................................................   7
ITEM 3.     LITIGATION.............................................................................................   7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................   8

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS............................................................................................   9
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
                OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION....................................................   9
ITEM 7.     FINANCIAL STATEMENTS...................................................................................  11
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...............................................................................  11

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...........................................  12
ITEM 10.    EXECUTIVE COMPENSATION.................................................................................  12
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................  12
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................  12
ITEM 13.    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................................................  12
ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................................  12
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................................................. F-1

                                    PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

General

         Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers, Nd:YAG "thermal" continuous wave Lasers and proprietary, disposable fiber-optic laser delivery devices for use in orthopedics, urology, ear, nose and throat ("ENT") surgery, gynecology, general surgery and other medical specialties. A 90% owned subsidiary of the Company, Cardiodyne, Inc. ("Cardiodyne"), is engaged in the development and testing of a new, automated system using the Company's 80 watt Holmium laser to treat severe angina (chest pain due to blockages in one or more of the coronary arteries).

         The Company's principal efforts from its inception in 1980 until 1991 were devoted to the manufacturing and marketing of cardiovascular lasers and related disposables for vaporizing plaque (fatty deposits) in blood vessels. As a result of significant declines in sales of its cardiovascular laser products, in 1991 the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology, gynecology, general surgery and ENT surgery. The Company's Holmium laser was cleared for sale by the FDA in November 1999 for use in gastrointestinal surgery, including excision of colorectal and other tumors and fragmentation of gall bladder and other biliary stones. The Company is also engaged in the development of new laser products for other surgical applications. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

         Net revenue from continuing operations of the Company in fiscal 1999 increased 4% to $7,276,000 from $6,985,000 for the prior year, principally due to the introduction of new laser delivery devices. The Company had a net income of $2,750,000 or $0.25 per share in fiscal 1999, compared to a net loss of $2,538,000 or $0.23 per share in fiscal 1998, largely as a result of $6.5 million received from the settlement of the Company's lawsuit against C.R. Bard, Inc. ("Bard").

         The Company believes its future lies in expanding the sales of its laser products in its existing business areas and introducing new laser products for use in the cardiovascular field (through Cardiodyne) and in urology, neurology, gynecology and gastrointestinal surgery. (See "Cardiodyne" and "New Products" for a description of the new products that Cardiodyne and the Company are developing).

         The Company's working capital on September 30, 1999 was $10,357,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

         The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. In addition to its 90% owned subsidiary, Cardiodyne, until January 1997, the Company had a 90% owned subsidiary, Poly-Optical, which manufactured plastic optical fibers for use in automotive, consumer, industrial and medical products. Poly-Optical was sold in January 1997. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiary, Cardiodyne. The Company's principal executive offices are located at 2801 Barranca Road, Irvine, California 92606, and its telephone number is (949) 559-5300.

Orthopedics, Urology And Other Surgical Specialties

         Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past two years, the Company's sales of Holmium lasers in some markets have declined, due to the introduction of lower priced radiofrequency ("RF") devices by competitors.

         The Company's Holmium lasers are also used for decompression of herniated lumbar spinal disks ("diskectomy") to treat lower back and leg pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. In addition to straight firing laser needles, the Company also markets side firing laser needles. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in up to 90% of the cases treated. The Company's sales of Holmium lasers for use in diskectomy to date have not been significant. However, in July 1999, the Company received clearance from the FDA to market a new side firing laser needle with a channel for fluid infusion or suction, which has generated increased interest by spinal surgeons.

         Sales of the Company's Holmium lasers are increasing in lithotripsy for fragmentation of urinary stones and for resection of enlarged prostates, a condition affecting 50% of men over age 55. The recent clearance of the Company's Holmium lasers for fragmentation of gall bladder and biliary stones is expected to contribute to this growth.

         In addition to its 80 watt Holmium laser, the Company has developed and plans to commence marketing a new, smaller 30 watt Holmium laser in early 2000 for use in urology, disk decompression, ENT surgery, general surgery, gynecology and gastrointestinal surgery.

Settlement of Litigation with Bard

         On October 6, 1995, the Company filed a lawsuit against Bard claiming substantial damages for Bard's failure to perform its obligations under an Agreement the Company entered into with Bard in 1991, covering a device developed by the Company to treat enlarged prostates in males. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6.5 million, after legal fees and other costs. (See Item 3 "Litigation")

Cardiodyne

         In October 1996, the Company organized Cardiodyne, a 90% owned subsidiary of the Company, which is developing a proprietary Injection and Laser Transmyocardial Revascularization ("Laser TMR") System for the treatment of severe angina resulting from advanced coronary artery disease. The Company invested $2,000,000 and transferred to Cardiodyne its Laser TMR technology, several lasers, and testing and production equipment and supplies, and the Company granted Cardiodyne an exclusive license to certain of the Company's issued patents, patent applications and technology in the cardiovascular field in exchange for 9,000,000 shares of Cardiodyne common stock. The Company's chairman also purchased 500,000 shares of Cardiodyne common stock at the same average cost per share as the Company. The Company also agreed to supply all of Cardiodyne's requirements for lasers, continuing R&D services and field service in the United States on a cost-plus basis. On February 11, 1997, Cardiodyne sold 500,000 shares at a price of $2.00 per share, the then estimated fair value of such common stock, to its distributor for Japan, Australia and New Zealand. As of September 30, 1999, the Company had expended an additional $3,859,000 for R&D on Cardiodyne's behalf.

         Laser TMR is a new procedure for treating angina, in which a laser is used to create 15 to 60 channels through the heart wall. The channels enable blood from the heart chamber to reach and nourish areas of the myocardium (heart muscle) that have been deprived of blood by blockages in one or more of the patient's coronary arteries. The laser energy has also been shown to stimulate the growth of new blood vessels (angiogenesis) in the area of the laser channels, possibly due to the release of naturally occurring angiogenic growth factors. Since the body produces and stores only very small amounts of angiogenic growth factors (VEGF, FGF and others), and since angiogenic growth factors and the genes that cause cells to produce such growth factors can be produced by today's genetic engineering techniques, Cardiodyne has adapted its Laser TMR System to also inject such angiogenic agents. The Company recently filed a U.S. patent application covering an angiogenic agent it is developing. Animal testing of the Company's angiogenic agent is planned for early 2000 and, if successful, human testing could begin in late 2000.

         Cardiodyne's proprietary Injection and Laser TMR System, which is presently in development, consists of the SuperPulse(TM) 80 Watt Holmium Laser, which is able to produce higher energy per pulse than any laser of this type presently available, as well as Cardiodyne's proprietary AutoFire(TM) Automated Interface, Accuject(TM) Injector and disposable ChannelMaker(TM) Optical Fiber Catheters.

         Cardiodyne's Epicardial ChannelMaker(TM) Catheter, which is used by a surgeon from outside the heart, consists of an optical fiber whose tip is enclosed within a sharp, double-beveled needle. The AutoFire(TM) Interface monitors the patient's electrocardiogram ("ECG") and, at the desired time in the cardiac cycle, automatically inserts the needle/fiber a pre-programmed distance into the heart wall without lasing, activates the laser, advances the
                    --------------
needle/fiber through the rest of the heart wall, into the heart chamber, deactivates the laser and, as the needle/fiber is being withdrawn from the heart without lasing, injects saline or an angiogenic agent into the channel, all in
--------------
one-half second or less. When it is withdrawn, the needle/fiber leaves only a small needle puncture in the outer portion of the heart wall, minimizing bleeding, a serious complication reported in the use of other laser myocardial revascularization systems.

          Cardiodyne has also developed a directable Percutaneous ChannelMaker
(TM) Catheter, which is inserted by a cardioligist into a puncture in an artery in the groin and advanced into the heart's main pumping chamber. The channels can be made and saline or an angiogenic agent injected, again in less than one-half second, by a cardiologist from the inside of the heart.

         The Company acquired sole ownership of a U.S. Patent covering the therapeutic use of any device on a beating heart which is synchronized with the movement of the heart (evidenced by the patient's ECG), which was issued in 1988. The use of lasers in TMR not properly synchronized with the patient's ECG has been shown to increase the incidence of life threatening arrhythmias (irregular, sometimes uncontrollable heartbeats). The Company believes this is the dominant Patent covering ECG synchronization in the Laser TMR and angiogenic injection fields. In addition, Cardiodyne has been issued a U.S. patent covering its AutoFire(TM) Interface, needle/fiber and ChannelMaker(TM) catheters. Cardiodyne presently has five other pending U.S. patent applications. The SuperPulse(TM) 80 watt Holmium Laser is protected by two U.S. Patents and foreign patents in a number of countries.

         In November 1997, Cardiodyne filed an Investigational Device Exemption ("IDE") application with the FDA for approval to commence a Phase I clinical trial of its Epicardial Laser TMR System in the treatment of "no option" angina patients, who are unresponsive to maximal drug therapy and have already failed bypass surgery and/or balloon angioplasty or are not suitable candidates for such procedures. Cardiodyne expects to receive FDA approval of this IDE and begin human trials in early 2000. Later in 2000, the Company plans to expand the clinical trial of this device to testing laser TMR as an adjunct (assist) to bypass surgery.

         In mid 2000, Cardiodyne plans to seek FDA approval to conduct Phase I clinical trials of its Endoscopic Laser TMR System in a minimally invasive, Endoscopic Laser TMR procedure through a puncture between the ribs, with a second port for insertion of a thoracoscope, enabling the surgeon to view the heart while conducting the procedure. Also in mid 2000, Cardiodyne plans to request FDA approval to commence a Phase I clinical trial of its Percutaneous Laser TMR System.

         Later in 2000, the Company plans to amend its IDEs (or file new IDEs) to include the use of its Accuject(TM) Injector to inject an angiogenic agent during the aforementioned clinical trials of its Epicardial, Endoscopic and Percutaneous Laser TMR Systems.

         Extensive, controlled clinical trials, demonstrating the safety and efficacy of Cardiodyne's Injection and Laser TMR Systems versus conventional therapies, will be required before Cardiodyne can submit a Pre-Market Approval ("PMA") application to the FDA to market its Injection and Laser TMR Systems. This process could take two to three years, or longer, and will require Cardiodyne's raising additional funds. Until U.S. marketing approval is obtained, Cardiodyne plans to market its Injection and Laser TMR Systems overseas, particularly in countries whose health care budgets cannot afford the high cost of coronary bypass surgery or balloon angioplasty.

New Products

         The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts is limited.

         The Company plans to develop several new disposable devices for use in urology, gynecology, neurosurgery, gastrointestinal surgery and other medical specialities, which the Company believes offer advantages over competing technologies. The Company has been issued U.S. patents covering certain of its proposed new products and plans to file patent applications covering others.

         The Company also plans to restart the development of its new laser for use in cosmetic surgery and dermatology, which the Company put on hold while it developed its new 30 watt Holmium laser and Cardiodyne's Injection and Laser TMR System. Two U.S. patent applications are pending which cover the Company's new cosmetic laser.

License Agreements

         The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable, and two license agreements with a competitor under which royalties are payable by the Company. U.S. Patents covering certain of the Company's products have also been issued to officers and employees of the Company and have been assigned to the Company without royalty. In addition, patent applications by officers and employees of the Company are on file with the U.S. Patent Office (and in a number of foreign countries) and have been assigned to the Company without royalty. These patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

Sale Of License Agreement

         In June 1998, the Company sold a non-exclusive license agreement to an unaffiliated third party for net proceeds of approximately $3,600,000. The patent covered by this license agreement was not being utilized in the Company's business and no future need for such patent is contemplated.

Research And Development

         From its inception to September 30, 1999, an aggregate of $39,061,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $3,809,000 (including $2,396,000 of R&D expenses of Cardiodyne) was expended during the fiscal year ended September 30, 1999. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

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

Marketing

         The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery, cardiovascular and other surgical operating room facilities, as well as outpatient surgery facilities. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company's proposed new products (See "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to gynecologists for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are markets for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

         At September 30, 1999, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 39 independent sales representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 62 independent distributors who sell various medical products in approximately 62 foreign countries. The Company presently employs two Regional Sales Directors, a Vice President - Sales, a Clinical Education Director and an International Sales Manager.

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

Employees

         On September 30, 1999, the Company and Cardiodyne had 84 and 8 full-time employees, respectively, a total of 92, of whom 55 were engaged in production, 20 in R&D, 5 in sales and marketing, and 12 in general and administrative functions. The Company and Cardiodyne also employ a total of 10 consultants on an hourly basis.

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

Patents And Patent Applications

         As of September 30, 1999, the Company had been assigned or obtained exclusive or non-exclusive , worldwide licenses to 21 issued U.S. Patents and 19 patent applications on file with the U.S. Patent Office. Several of such patents have issued as foreign patents and certain corresponding patent applications have been filed in up to 3 foreign countries. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this patent.

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

Competition

         The Company and Cardiodyne face competition from a number of both young and established companies in the medical field. The larger of such established companies include Coherent, Inc., Johnson & Johnson, Boston Scientific, Inc., Baxter International, Inc., ESC Medical Systems and others, all of which have greater financial resources, engineering and manufacturing facilities, technical skills, management staffs and/or marketing organizations than the Company's.

         Among the younger companies with which the Company and Cardiodyne may compete are Laserscope, Inc., Surgical Laser Technologies, Inc., PLC Systems, Inc., Eclipse Surgical Technologies, Inc. and others, certain of which are publicly held.

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

         The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

Foreign Operations

         In fiscal 1999, sales of products in foreign countries accounted for approximately 21% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.   PROPERTIES

         The Company occupies approximately 40,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at approximately $25,870 per month through June 2001. This facility serves as the Company's headquarters, where research, regulatory, sales, marketing and administrative activities, as well as manufacturing and warehousing, are conducted. In November 1998, Cardiodyne moved its operations to this facility (see below).

         The Company leases a 14,000 square feet of office and manufacturing building in Irvine, California, under a sixty month lease expiring in January, 2002 at a monthly rental of approximately $11,462, with one thirty-six month renewal option. The Company subleases 8,000 sq. ft. of this building which it occupied until November 1998 to a third party at its cost. The Company subleases on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company. Cardiodyne presently does not need the space subleased to either entity.

         Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.   LITIGATION

         In connection with the June 9, 1994 settlement of litigation with the co-inventor of the Urolase(R) fiber, the Company amended and restated its licensing agreement with the co-inventor. The Company paid $90,000 of the settlement amount for royalties owed on past Urolase(R) fiber sales and $585,000 of the settlement amount as a non-refundable prepayment of future royalties which otherwise would be owed to the co-inventor on future sales of the Urolase(R) type fibers. The Company wrote off the unused prepaid royalty of $355,000 during fiscal 1997 and the corresponding reserve which was established in fiscal 1996, due to the unlikelihood of significant future revenues from such fibers. Royalties paid in 1997, 1996 and 1995 were not significant. In September 1999, the co-inventor filed suit against the Company and Bard seeking damages and a share of the proceeds of the lawsuit which Trimedyne brought against Bard. The Company believes the suit is entirely without merit and intends to defend the lawsuit vigorously. The case is still in preliminary stages.

         In early 1995, the Company filed a lawsuit against Surgical Laser Technologies, Inc. (SLT) charging infringement of the Company's U.S. Patents No. 4,646,737 and 5,380,317, which are owned by the Company, and one U.S. Patent which is owned jointly by the Company and a co-inventor. The trial court granted SLT's motion for summary judgement that all three U.S. Patents are not infringed by SLT's laser devices. On July 10, 1998, the Federal Circuit Court of Appeals reversed the trial court's grant of summary judgement as to the 5,380,317 patent, and sent the matter back to the trial court for further proceedings. In April 1999, the Company settled its lawsuit with SLT, received a nominal payment and will be paid royalties on the sale of certain products by SLT.

         On October 6, 1995, the Company filed a lawsuit against Bard claiming damages for Bard's failure to perform its obligations under an Agreement the Company entered into with Bard in 1991. On August 13, 1998, the United States District Court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6,500,000, after legal fees and other costs.

         The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the Company's fiscal year ended September 30, 1999, no matters were submitted to a vote of securities holders.

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

1999                                         High                Low
----                                         ----                ---

Quarter ended:
December 31, 1998                          1 9/16              11/16
March 31, 1999                            1 17/32              29/32
June 30, 1999                             1 13/32             1 1/16
September 30, 1999                         3 5/16             1 7/32

1998                                         High                Low
----                                         ----                ---

Quarter ended:
December 31, 1997                           2 7/8            1 25/32
March 31, 1998                              2 3/4              1 5/8
June 30, 1998                             2 25/32              1 1/2
September 30, 1998                        1 21/32              23/32

     B.  Holders of Common Stock

     As of November 15, 1999, there were approximately 1,274 holders of record of the Company's Common Stock and an additional estimated 6,744 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

Consolidated Results of Operations
Fiscal years 1999 and 1998

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 1999 and 1998.

                                                     Year Ended September 30,

                                                      1999              1998
                                                      ----              ----
Net revenues                                         100.0%            100.0%
Cost of goods sold                                    53.9              58.8
Selling, general and administrative                   51.9              74.8
Research and development                              52.4              59.3
Interest income                                        4.3               2.6
Other income (expense), net                           91.6              53.9
Net income (loss)                                     37.8             (36.3)

Net Revenues

         Total revenues increased 4% in fiscal 1999 to $7,276,000 from $6,985,000 in 1998, due primarily to the introduction of new delivery products for spinal and urology applications.

         International revenues were $1,528,000 for fiscal 1999 and $1,885,000 for fiscal 1998. The decline in fiscal 1999 resulted from lower sales to European Economic Community countries due to a delay in qualification for the CE mark, which was received in March 1999.

Cost of Goods Sold

         Cost of goods sold in fiscal 1999 was approximately 53.9% of net revenue, compared to 58.8% in fiscal 1998, due to proportionately higher sales of greater margin disposable products.

Research and Development Expenses (R&D)

         R&D expenses were $3,809,000 in fiscal 1999, compared to $4,141,000 in fiscal 1998. R&D spending in fiscal 2000 is expected to be lower than the fiscal 1999 level, as the Company completes the development of Cardiodyne's Injection and Laser TMR System. However, clinical trial expenses of Cardiodyne in fiscal 2000 are expected to be substantial. The extent to which these trial expenses will be mitigated by Medicare reimbursement cannot presently be ascertained. R&D as a percentage of net revenues decreased to 52% of net revenues in fiscal 1999 vs. 59% in fiscal year 1998. The decrease in R&D expenses in 1999 was largely due to a reduction in expenditures following completion of the development of the Company's new 30 watt Holmium laser.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses decreased 28% to $3,776,000 in fiscal 1999, compared to $5,225,000 in fiscal 1998. The decrease in fiscal 1999 is attributed to lower legal expenses and ongoing efforts to reduce overall operating expenses.

         SG&A expenses decreased as a percentage of net revenues in fiscal 1999 over fiscal 1998, (52% and 75%, respectively), due to the aforementioned factors.

Interest and Other Income and Net Income

         Interest income in fiscal 1999 was $315,000 compared to $180,000 in fiscal 1998. The levels of cash and equivalents available for investment in interest bearing securities were $5,382,000 and $2,983,000, as of September 30, 1999 and 1998, respectively. In 1999, the Company generated higher income on its investments than in 1998 due to the higher overall level of cash available for investment during the current fiscal year.

         Other income in fiscal 1999 consists primarily of $6.5 million in net proceeds received in November 1998 from the settlement of the lawsuit against Bard.

         As a result of all of the above, fiscal 1999 net income was $2,750,000 compared to a net loss of $2,538,000 in fiscal 1998.

         Due to cumulative net losses incurred in prior years, the Company was not obligated to pay federal or state income taxes for fiscal 1999 and 1998.

Liquidity and Capital Resources

         At September 30, 1999, the Company had working capital of $10,357,000 compared to $7,366,000 at the end of fiscal 1998. Cash, cash equivalents and marketable securities increased by $2,399,000 in fiscal 1999 to $5,382,000 at September 30, 1999. The increase in cash and cash equivalents, and marketable securities was due to cash used for operating activities totaling approximately $4.1 million which was offset by funds of $6.5 million received from the settlement of the Company's lawsuit against Bard.

         The Company incurred significant net operating losses during each of the last two years. Management believes its existing working capital will be sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products. If funds for the latter purpose are not obtained, the Company will require cut-backs in Cardiodyne's operating expenses or cease funding of Cardiodyne's operations. Sources of additional financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of certain patent rights.

Year 2000 Disclosure

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company uses computers principally for product design, product prototyping and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it has taken all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company has verified with its system and software vendors that the services and products provided are year 2000 compliant and has replaced those systems that are not year 2000 compliant. The cost to redevelop, replace or repair its technology was not material. There can be no assurance, however, that such systems and/or programs are or will be year 2000 compliant or that the failure of such would not have a material adverse impact on the Company's business and operations. The Company's products do not incorporate date functions; therefore, Year 2000 concerns are not applicable.

     In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company has developed contingency plans in the event the Company or parties with whom the Company does business experience year 2000 problems.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements required by Item 7 of this report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

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

ITEM 13.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Financial Statements.

            See "Index to Consolidated Financial Statements" included in this report at Page F-1.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1999.

     (c)    Exhibits

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

                                              Trimedyne, Inc.

Date: November 16, 1999                       /s/ MARVIN P. LOEB
      -----------------                       ____________________________
                                              Marvin P. Loeb,
                                              Chairman and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----

/s/ Marvin P. Loeb                Chairman of the
-----------------------           Board of Directors and         Nov. 16, 1999
Marvin P. Loeb                    Chief Executive Officer

/s/ Donald Baker                  Director                       Nov. 16, 1999
-----------------------
Donald Baker

/s/ Bruce N. Barron               Director                       Nov. 16, 1999
-----------------------
Bruce N. Barron

/s/ Richard F. Horowitz           Director                       Nov. 16, 1999
-----------------------
Richard F. Horowitz

/s/ Shane H. Traveller            Chief Financial Officer and    Nov. 16, 1999
-----------------------           Treasurer
Shane H. Traveller

                                TRIMEDYNE, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 7:

                                                                                                       Page
Consolidated Financial Statements:

         Report of Independent Accountants                                                             F-2

         Consolidated Balance Sheet at September 30, 1999                                              F-3

         Consolidated Statements of Operations for each of the two years in the period
         ended September 30, 1999                                                                      F-4

         Consolidated Statements of Stockholders' Equity for each of
         the two years in the period ended September 30, 1999                                          F-5

         Consolidated Statements of Cash Flows for each of the two years in the period
         ended September 30, 1999                                                                      F-6

         Notes to Consolidated Financial Statements                                                    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trimedyne, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of Trimedyne, Inc. and its subsidiary at September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




McKennon, Wilson & Morgan LLP
Irvine, California
November 15, 1999

                                TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET


                                    ASSETS
                                                                 September 30,
                                                                 -------------
                                                                     1999
                                                                     ----
Current assets:
  Cash and cash equivalents                                      $  3,212,000
  Marketable securities                                             2,170,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $581,000                               2,214,000
  Inventories                                                       3,440,000
  Other                                                               409,000
                                                                 ------------
         Total current assets                                      11,445,000

  Property and equipment, net                                         488,000
                                                                 ------------
                                                                 $ 11,933,000
                                                                 ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    325,000
  Accrued expenses                                                    634,000
  Deferred income                                                     129,000
                                                                 ------------
         Total current liabilities                                  1,088,000
                                                                 ------------

Commitments and Contingencies (Note 6)

Stockholders' equity:
  Common stock - $.01 par value; 15,000,000 shares
    authorized, 11,083,665 shares issued
    and 10,982,056 shares outstanding                                 111,000
  Capital in excess of par value                                   43,249,000
  Accumulated deficit                                             (31,741,000)
  Accumulated other comprehensive loss                                (61,000)
                                                                 ------------
                                                                   11,558,000
  Less treasury stock, at cost, 101,609 shares                       (713,000)
                                                                 ------------
         Total stockholders' equity                                10,845,000
                                                                 ------------
                                                                 $ 11,933,000
                                                                 ============


                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For The Year Ended September 30,
                                                                    --------------------------------

                                                                         1999                1998
                                                                         ----                ----
Net revenues                                                        $  7,276,000       $   6,985,000
Cost of goods sold                                                     3,922,000           4,104,000
                                                                    ------------       -------------

Gross Profit                                                           3,354,000           2,881,000

Selling, general and administrative expenses                           3,776,000           5,225,000
Research and development expenses                                      3,809,000           4,141,000
                                                                    ------------       -------------

Loss from operations                                                  (4,231,000)         (6,485,000)

Other income:
  Gain on sale of patent                                                      --           3,638,000
  Interest income                                                        315,000             180,000
  Minority interest in consolidated subsidiary                                --             118,000
  Gain on settlement of claim                                          6,500,000                  --
  Other                                                                  166,000              11,000
                                                                    ------------       -------------

Net income (loss)                                                   $  2,750,000       $  (2,538,000)
                                                                    ============       =============

Basic earnings (loss) per share                                     $       0.25       $       (0.23)
                                                                    ============       =============

Diluted earnings (loss) per share                                   $       0.25       $       (0.23)
                                                                    ============       =============

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  Accumulated
                                                    Capital In                       Other
                              Common Stock          Excess of      Accumulated   Comprehensive     Treasury
                              ------------
                         Shares          Amount     Par Value       Deficit          Loss           Stock             Total
                         ------          ------     ---------       -------          ----           -----             -----
Balance at
September 30, 1997    11,007,565        $110,000     $43,017,000  $(31,953,000)       $(23,000)   $(713,000)    $10,438,000

Unrealized loss on
securities available
for sale                                                                                (2,000)                      (2,000)


Net loss for the
year                                                                (2,538,000)                                  (2,538,000)
                      ----------        --------     -----------  ------------        --------    ---------     -----------

Comprehensive loss                                                  (2,538,000)         (2,000)                  (2,540,000)

Value of stock
options issued
below fair value                                          93,000                                                     93,000
                      ----------        --------     -----------  ------------        --------    ---------     -----------

Balance at
September 30, 1998    11,007,565         110,000      43,110,000   (34,491,000)        (25,000)    (713,000)      7,991,000

Unrealized loss on
securities
available for sale                                                                     (36,000)                     (36,000)

Net income for the
year                                                                 2,750,000                                    2,750,000
                      ----------        --------     -----------  ------------        --------    ---------     -----------

Comprehensive
income (loss)                                                        2,750,000         (36,000)                   2,714,000

Exercise of stock
options                   76,100           1,000         117,000                                                    118,000

Value of stock
options issued
below fair value                                          22,000                                                     22,000
                      ----------        --------     -----------  ------------        --------    ---------     -----------

Balance at
September 30, 1999    11,083,665        $111,000     $43,249,000  $(31,741,000)       $(61,000)   $(713,000)    $10,845,000
                      ==========        ========     ===========  ============        ========    =========     ===========

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For The Year Ended September 30,
                                                                              --------------------------------
                                                                                  1999                  1998
                                                                                  ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                         $ 2,750,000           $(2,538,000)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                              137,000               305,000
      Value of stock options issued below fair value                              22,000                93,000
      Minority interest in loss of subsidiary                                         --              (118,000)
      Loss on disposition of property and equipment                                   --                74,000
   Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable, net                     (548,000)            1,066,000
      Decrease (increase) in inventories                                          52,000              (207,000)
      Decrease in other current assets                                            74,000                15,000
      Increase (decrease) in accounts payable                                    113,000              (368,000)
      Decrease in accrued expenses                                              (300,000)             (585,000)
      Increase in other current liabilities                                       17,000                 6,000
                                                                             -----------           -----------

      Net cash provided by (used in) operating activities                      2,317,000            (2,257,000)
                                                                             -----------           -----------

Cash flows from investing activities:
    Capital expenditures                                                              --               (99,000)
    (Purchase) sale of marketable securities                                  (1,197,000)            1,044,000
                                                                             -----------           -----------

      Net cash (used in) provided by investing activities                     (1,197,000)              945,000
                                                                             -----------           -----------
Cash flows from financing activities -
    Proceeds from exercise of stock options                                      118,000                    --

Net increase (decrease) in cash and cash equivalents                           1,238,000            (1,312,000)
                                                                             -----------           -----------

Cash and cash equivalents at beginning of year                                 1,974,000             3,286,000
                                                                             -----------           -----------

Cash and cash equivalents at end of year                                     $ 3,212,000           $ 1,974,000
                                                                             ===========           ===========

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY:

         Trimedyne, Inc. ("Trimedyne") and its subsidiary (collectively "the Company") is engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company is also engaged in the research and development of cardiovascular laser devices through its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). The Company's operations are primarily located in Southern California with distribution of its products worldwide (Note 10).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of presentation

         The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne. All significant intercompany accounts and transactions have been eliminated in consolidation.

         At September 30, 1999, the Company had working capital of approximately $10.4 million and had no long-term obligations. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products as its capital needs arise. There is no assurance that additional financing will be available to the Company to expand development of Cardiodyne's products.

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

         Marketable securities

         Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments consisted of marketable debt and equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No.
115. Accordingly, such investments are presented as current assets and carried at their estimated fair values in the accompanying consolidated financial statements. Fair value was determined based on quoted market prices. The specific identification method has been used to determine cost for each security. Unrealized losses are excluded from net income (loss) and reported as a separate component of shareholders' equity, net of the related tax effect and as a component of comprehensive income (loss).

         The amortized cost and fair market values of all marketable securities at September 30, 1999 are as follows:

                                                  Amortized
         Securities available for sale            Cost Basis                                 Unrealized
         (mature within three years)           (plus interest)         Fair Value               Loss
          -------------------------             -------------          ----------               ----
         September 30, 1999

         Commercial paper                         $2,231,000           $2,170,000             $(61,000)

         Inventories

         Inventories consist of raw materials and component parts, and work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

         Use of estimates by management

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Revenue Recognition

         Revenues from sales of lasers and disposable laser devices are recognized upon shipment of product. Shipments subject to customer acceptance criteria are deferred until customer acceptance.

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

         Accounting for stock-based compensation

         The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see
Note 7).

         Impairment of long-lived assets

         The Company accounts for impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No significant impact on the Company's consolidated financial position, results of operations or cash flows has been realized as a result of this policy.

         Per share information

         Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Potential common shares which consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method, approximated 45,000 shares in fiscal 1999. Due to the net loss incurred in fiscal 1998, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net income (loss) attributable to common stock in the calculation of basic or diluted income (loss) per share in fiscal 1999 or 1998.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Anti-dilutive securities and common stock equivalents at September 30, 1999, which could be dilutive in future periods include common stock options to purchase 501,000 shares of common stock.

         Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of marketable securities classified as available-for-sale is based on quoted market prices at the reporting date for those or similar investments. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value.

         Consolidated statements of cash flows

         The Company made no cash payments for interest or income taxes in 1999 or 1998.

         Comprehensive Income

         In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only element of comprehensive income during fiscal 1999 and 1998 related to unrealized losses on marketable securities.

         Segment Information

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 was adopted for the Company's year ending September 30, 1999 and does not affect the Company's financial position or results of operations.

NOTE 3.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

         Inventories consist of the following at September 30, 1999:
                                                                                               1999
                                                                                               ----
Raw materials                                                                            $1,558,000
Work-in-process                                                                             774,000
Finished goods                                                                            1,108,000
                                                                                         ----------
                                                                                         $3,440,000
                                                                                         ==========

         Property and equipment, net consist of the following at September 30, 1999:

                                                                                               1999
                                                                                               ----
Furniture and equipment                                                                  $3,098,000
Leasehold improvements                                                                      331,000
Other                                                                                        16,000
                                                                                       ------------
                                                                                          3,445,000
Less accumulated depreciation and amortization                                           (2,957,000)
                                                                                       ------------
                                                                                         $  488,000
                                                                                       ============

         Accrued expenses consist of the following at September 30, 1999:
                                                                                               1999
                                                                                               ----
Professional fees                                                                        $   55,000
Commissions                                                                                 116,000
Salaries, wages and benefits                                                                265,000
Sales tax                                                                                    50,000
Product Warranty                                                                             91,000
Other                                                                                        57,000
                                                                                       ------------
                                                                                        $   634,000
                                                                                       ============

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   DEVELOPMENT SUPPLY AND LICENSE AGREEMENT WITH BARD

         In June 1991, the Company entered into an agreement (the "Agreement") granting worldwide rights to market the Company's side-firing laser devices in the medical specialty fields of urology, gynecology and gastroenterology to C.R. Bard, Inc. ("Bard"). Pursuant to the terms of the Agreement, (i) the Company received a royalty amount (subject to certain specified volume adjustments) from the unit sales price for the Company's products charged by Bard to its customers, (ii) an additional 4% of the unit sales price was appropriated to an escrow fund for reimbursing the Company for the future development of other urological products or improvements to existing urological products, (iii) the Company also received a monthly research and development allowance of $33,333 for the first twelve months of the agreement, and (iv) the cost of certain future patent preparation and filing cost was borne by Bard. In addition, Bard agreed to pay a portion of royalty and patent litigation costs relating to the Company's lateral lasing device. Under the Agreement, no net revenues and no royalties were earned from Bard during the periods presented. In addition, no development costs related to urological applications were incurred during the periods presented. During fiscal 1995, in management's opinion, Bard discontinued fulfilling its obligations under the agreement. Accordingly, in August 1997, the Company initiated litigation against Bard.

         In August 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and received from Bard approximately $6,500,000, after legal fees and other costs (See Note 6).

NOTE 5.   INCOME TAXES:

         The deferred income tax balances at September 30, 1999 are comprised as follows:

                                                           September 30, 1999
                                                           ------------------
Deferred income tax assets:
     Net operating loss carry forwards                            $11,056,000
     Research & development credits                                 3,076,000
     Inventory obsolescence reserves                                  390,000
     Accrued expenses                                                 170,000
     Account receivable reserves                                      249,000
     Other                                                            257,000
     Valuation allowance                                          (15,198,000)
                                                                  -----------
                                                                            -
                                                                  ===========

         The valuation allowance for deferred tax assets decreased approximately $902,000 and increased approximately $1,690,000 during the years ended September 30, 1999 and 1998, respectively. The 1998 increase primarily relates to additional valuation allowance for net operating loss carry forwards and research tax credits generated. The decrease in 1999 relates to the use of net operating losses to offset taxable income. Due to the utilization of net operating loss carry forwards, such assets of which were fully reserved, the Company recorded no provision for income taxes in fiscal 1999.

         In fiscal 1998, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax asset.

         At September 30, 1999, the Company had net operating loss ("NOL") carryforwards for Federal and California income tax purposes totaling approximately $30 million and $8 million, respectively. Federal NOLs begin to expire in 2008 and fully expire in 2019. California NOLs begin to expire in 2000 and fully expire in 2003. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 6.   COMMITMENTS AND CONTINGENCIES:

         Commitments

         The Company is obligated under certain facility and equipment lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              2000                    $   473,000
              2001                        393,000
              2002                         61,000
                                      -----------

              Total                   $   927,000
                                      ===========

         The lease on the Company's headquarters facility was renewed in November 1998 and expires in June 2001. The Company's Cardiodyne facility lease expires January 2002 and contains one thirty-six month renewal option.

         Rent expense for the years ended September 30, 1999 and 1998 was approximately $376,000 and $360,000, respectively.

         Contingencies

         On October 6, 1995, the Company filed a lawsuit against C.R. Bard Inc. claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and in December 1998 received from Bard net proceeds of approximately $6,500,000, after legal fees and other costs. During 1999, the co-inventor sued the Company seeking damages and a share of the proceeds received from the settlement of the Bard suit.

         The Company is subject to a limited number of claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which may have material impact on the Company's financial position, results of operations or cash flows.

NOTE 7.   STOCKHOLDERS' EQUITY:

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

         Activity during the years ended September 30, 1999 and 1998 under the plans was as follows:

                                 Stock Options Outstanding
                                                              Option Exercise         Aggregate
                                           Options            Price Per Share      Exercise Price
                                           -------            ---------------      --------------
September 30, 1997                        1,120,184              1/100 - 6 7/8        $  5,551,244
Granted                                     469,500            1 1/2 - 2 23/32             875,220
Exercised                                                                   --                  --
Canceled                                   (179,040)             2 1/4 - 6 7/8          (1,033,564)
                                          ---------             --------------          ----------

September 30, 1998                        1,410,644              1/100 - 6 7/8        $  5,392,900
Granted                                     942,550             1 1/16 - 2 5/8           1,347,110
Exercised                                   (76,100)            1 1/16 - 1 1/2            (113,276)
Canceled                                   (974,010)             1/100 - 6 7/8          (4,101,772)
                                          ---------             --------------          ----------

September 30, 1999                        1,303,084             1 1/16 - 6 5/8        $  2,524,962
                                          =========                                     ==========

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information concerning outstanding and exercisable options at September 30, 1999:


                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                               -------------------                                      -------------------

                         Outstanding       Weighted-Average                          Exercisable    Weighted-
      Range of              as of             Remaining          Weighted-Average          as of    Average
   Exercise Prices        9/30/1999        Contractual Life       Exercise Price       9/30/1999    Exercise Price
   --------------         ---------        ----------------       --------------       ---------    --------------
    $0.00 - $1.65            1,022,450           7.6                  $1.41              501,870        $1.49

    $1.65 - $2.47                  400           1.1                  $2.37                  400        $2.37

    $2.47 - $3.30               81,334           4.8                  $2.92               32,334        $2.96

    $3.30 - $4.12              150,900           1.0                  $3.55              147,300        $3.55

    $4.12 - $4.95                5,000           3.0                  $4.25                2,000        $4.25

    $4.95 - $5.77                1,000           0.9                  $5.50                1,000        $5.50

    $5.77 - $6.60               10,000           2.5                  $6.44                6,000        $6.44

    $6.60 - $7.42               32,000           2.1                  $6.63               22,000        $6.63

         As of September 30, 1999, the Company had 696,916 shares available for grant under the above option plans. Of the shares previously granted and outstanding at September 30, 1999, 712,904 shares were vested and exercisable at prices ranging from $1.063 to $6.63 per share.

         As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

         On December 8, 1998, the Board of Directors approved the exchange of all outstanding Incentive Stock Options and Non-Qualified Stock Options held by directors, officers and employees of the Company that were in excess of $1.50 per share for new options exercisable at $1.50 per share with the same vesting periods. The closing price of the common stock on such date was $1.06 as reported by the NASDAQ National Market System.

         As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of decreasing the Company's net income for the year ended September 30, 1999 to the pro-forma amount of $1,958,000, and increasing the Company's net loss for the year ended September 30, 1998 to the pro forma amount of $3,064,000 with a pro forma net income (loss) per share of $0.18 and ($0.28), respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 1999 and 1998 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 100 percent were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 1999 and 1998 was $1.43 and $1.13 per option, respectively.

         Common stock issued and Expenditures on Behalf of Cardiodyne:

         On October 30, 1996, the Company formed Cardiodyne, a development-stage company. The Company invested $2,000,000 and transferred to Cardiodyne certain equipment and supplies (valued at $117,000) and certain intellectual property rights in exchange for 9,000,000 shares of Cardiodyne at a price of $0.24 per share. The Company's chief executive officer purchased 500,000 shares of Cardiodyne at the same average cost per share at the Company's then estimated fair value of such common stock. Prior to February 11, 1997, Cardiodyne issued options to purchase 725,000 shares of its common stock at an exercise price of $0.24 per share, the then estimated fair value of the common stock. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock. Subsequent to February 11, 1997, Cardiodyne issued options to purchase 206,000 shares of its common stock to certain employees at an exercise price of $0.24 per share. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $22,000 in fiscal 1999 and $93,000 in fiscal 1998 for the difference between the fair value of the common stock at the date of grant and the exercise price over the vesting period of five (5) years. In addition, Cardiodyne issued options to purchase 564,500 shares of its common stock at an exercise price of $2.00 subsequent to February 11, 1997. At September 30, 1999, options to purchase 559,500 shares of common stock of Cardiodyne are

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding, of which options to purchase 249,566 shares of such common stock are exercisable. These options vest over five (5) years and expire ten years from the date of grant.

NOTE 8.   EMPLOYEE BENEFIT PLAN:

         Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $64,000 for both fiscal 1999 and 1998.

NOTE 9.   RELATED PARTY TRANSACTIONS:

         The Company has made payments of $56,000 and $55,000 in the fiscal years ending 1999 and 1998, respectively, to the law firm of which a director of the Company is a member. The Company has engaged in a consulting agreement for annual payments of $33,000 with a director who is related to the Company's Chairman and Chief Executive Officer.

         The Company subleases space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocates expenses to said company based on actual costs incurred. Such charges aggregated $56,000 and $102,000 for the fiscal years 1999 and 1998, respectively. At September 30, 1999, the Company has a receivable from this related party amounting to $202,000. Also see Note 6 for discussion of additional related party transactions.

NOTE 10.  CONCENTRATION OF CREDIT RISK

         The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company had one domestic customer that accounted for 11.3% of sales in fiscal 1999. No single customer represented more than 10% of sales in fiscal 1998.

         Sales in foreign countries in fiscal 1999 and 1998 accounted for approximately 21% and 27% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                                                                   1999                  1998
                                                                   ----                  ----
Asia                                                         $  267,000            $  104,000
Latin America                                                    53,000               243,000
Middle East                                                     279,000                52,000
Europe                                                          464,000             1,471,000
Other (Australia, New Zealand, South Africa)                    465,000                15,000
                                                             ----------            ----------

Total                                                        $1,528,000            $1,885,000
                                                             ==========            ==========

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.