Form 10QSB
period 1999-12-31
TRIMEDYNE INC
filed 2000-02-14
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
December 31, 1999                                                        0-10581
-----------------                                                        -------

                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified in its charter)


           Nevada                                         36-3094439
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

Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                 Outstanding at February 8, 2000
----------------------------                     -------------------------------
Common Stock, $.01 par value                     11,127,445 shares (excluding
                                                 93,597 shares held as
                                                 Treasury Shares)

                                TRIMEDYNE, INC.


                                                                      Page Number
                                                                      -----------
PART I.        Financial Information

      ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheet                       3

               Condensed Consolidated Statements of Operations            4

               Condensed Consolidated Statements of Cash Flows            5

               Notes to Condensed Consolidated Financial Statements       6

      ITEM 2.  Management's Discussion and Analysis of Financial          7
               Condition and Results of Operations

PART II.       Other Information                                          8

SIGNATURE PAGE                                                            9

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                  December 31,
                                                                      1999
                                                                  ============
Current Assets:
Cash and cash equivalents.......................................   $ 2,860,000
 Marketable securities..........................................     2,031,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $582,000..........................................     1,901,000
 Inventories (Note 2)...........................................     3,906,000
 Other..........................................................       442,000
                                                                   -----------

   Total Current Assets.........................................    11,140,000
                                                                   -----------

Net Properties (Note 2)                                                445,000
                                                                   -----------

                                                                   $11,585,000
                                                                   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................   $   463,000
  Accrued expenses and other....................................       833,000
                                                                   -----------

    Total Current Liabilities...................................     1,296,000

Stockholders' Equity:
  Common stock - .01 par value; 15,000,000 shares authorized,
    11,127,445 shares issued....................................       111,000
  Capital in excess of par value................................    44,777,000
  Accumulated deficit...........................................   (33,715,000)
  Unrealized loss on securities available for sale (Note 4).....      (171,000)
                                                                   -----------
                                                                    11,002,000
Less 93,597 shares of common stock in treasury,
  at cost.......................................................      (713,000)
                                                                   -----------

   Total Stockholders' Equity...................................    10,289,000
                                                                   -----------
                                                                   $11,585,000
                                                                   ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                     Three Months Ended
                                        December 31,
                                        ------------
                                    1999            1998
                                    ====            ====

Net Sales....................     $1,985,000    $ 1,511,000
Costs and Expenses:
 Cost of goods sold..........      1,073,000        848,000
 Selling, general and
 administrative..............        650,000      1,128,000
 Research and development....        820,000        641,000
                                  ----------    -----------
 Total Costs and Operating
  Expenses...................      2,543,000      2,617,000
                                  ----------    -----------

Loss from Operations.........       (558,000)    (1,106,000)
Other Income:
   Interest income...........         67,000         79,000
   Other.....................          7,000      6,527,000
                                  ----------    -----------

 Net Income (Loss)...........     $ (484,000)   $ 5,498,000
                                  ==========    ===========

 Basic and dilutive earnings
  (loss) per share (Note 3):.         $(0.04)         $0.50
                                  ==========    ===========

 Weighted average number of
  shares outstanding.........     11,127,445     10,905,956

    See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ====             ====
Cash flows from operating activities:
    Net Income (loss)......................................................     (484,000)    $5,498,000
 Adjustment to reconcile net income (loss) to net cash from operating activities:..............................................................
   Depreciation and Amortization...........................................       57,000         60,000
   Value of stock options issued below fair value..........................        4,000          5,000
   Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net..............................      313,000        349,000
   (Increase) decrease in inventories......................................     (466,000)        96,000
   Increase in other current assets........................................      (49,000)       (12,000)
   Increase (decrease) in accounts payable.................................      138,000        (27,000)
   Increase (decrease) in accrued expense..................................       65,000       (188,000)
   Increase in deferred income.............................................        5,000         72,000
                                                                               ---------     ----------

 Net cash from (used for) operating activities.............................     (417,000)     5,853,000

Cash flows from investing activities:
  Capital expenditures.....................................................      (15,000)            --
  Unrealized Loss on Marketable Securities.................................     (110,000)            --
  Sale (purchase) of marketable securities.................................      139,000     (5,330,000)
                                                                               ---------     ----------

  Net cash (used for) from investing activities............................       14,000     (5,330,000)
                                                                               ---------     ----------
Cash flows from financing activities:
  Proceeds from the exercise of stock options..............................       51,000             --
                                                                               ---------     ----------

Net increase (decrease) in cash and cash equivalents.......................     (352,000)       523,000
Cash and cash equivalents at beginning of period...........................    3,212,000      1,974,000
                                                                               ---------     ----------
Cash and cash equivalents at end of period.................................   $2,860,000     $2,497,000
                                                                               =========     ==========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1999 and the results of operations and of cash flows for the three month periods ended December 31, 1999 and 1998.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Balance Sheet Items                   December 31, 1999
                                               =================

  Inventories consist of the following:

   Raw material............................         $ 2,050,000
   Work-in-process.........................             352,000
   Finished goods..........................           1,504,000
                                                    -----------

  Total inventory                                   $ 3,906,000
                                                    ===========

Net properties consist of the following:

  Furniture and equipment..................         $ 3,110,000
  Leasehold improvements...................             331,000
  Other....................................              16,000
                                                    -----------

  Total Properties.........................           3,457,000

Accumulated depreciation...................          (3,012,000)
                                                    -----------

Net properties.............................         $   445,000
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

NOTE 4 - Comprehensive Income

     On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) - Securities Available for Sale. For the three months ended December 31, 1999 and 1998, such changes were not material, and accordingly, not presented in the accompanying consolidated statement of operations.

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

Quarter ended December 31, 1999 compared to quarter ended December 31, 1998.

During the quarter ended December 31, 1999, Trimedyne's net revenues increased 31% from the same quarter of the previous year, $1,985,000 vs. $1,511,000. The Company believes that the increase in revenue was primarily due to the introduction of new delivery devices and increased demand in international markets.

For the current quarter, the Company had a loss from continuing operations of $484,000, or $(0.04) per share, based on 11,127,445 weighted average number of shares outstanding, as compared to income of $5,498,000 or $0.50 per share, based on 10,905,956 weighted average number of shares outstanding, in the same quarter of the previous year. Net income in the prior year included a one-time gain of $6.5 million, net of legal and other expenses, from the settlement of the Company's lawsuit against C.R. Bard, Inc.

Cost of goods sold was 54% of net sales in the first quarter of fiscal 2000 compared to 56% for the first quarter of fiscal 1999. The decrease in cost of goods sold as a percentage of revenues was primarily the result of a greater volume of sales absorbing fixed overhead costs in the current quarter.

Selling, general and administrative expenses decreased from $1,128,000 to $650,000, a decrease of $478,000 or 42%. The decrease in selling, general and administrative expenses is attributed to continued efforts to reduce overall operating costs.

Research and development expenditures for the quarter ended December 31, 1999, increased 35% ($820,000 vs. $641,000), due to the commencement of new development projects in the urology, gynecology and general surgery markets. R&D expenditures includes $537,000 and $530,000 incurred on behalf of the Company's 90% owned subsidiary Cardiodyne in the quarters ended December 31, 1999 and 1998, respectively.

Interest income decreased by 15% to $67,000 for the current quarter, compared with $79,000 for the same period of the prior year, due to a corresponding decrease in marketable securities.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $10,357,000 at September 30, 1999 to $9,844,000 at December 31, 1999, of which $4,891,000 is cash and equivalents and marketable securities. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne and will seek additional financing to continue development of Cardiodyne's products, the success of which cannot be assured.

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


                                TRIMEDYNE, INC.


Date:  February 14, 2000                /s/ MARVIN P. LOEB
       -----------------                ------------------
                                        Marvin P. Loeb
                                        Chairman and
                                        Chief Executive Officer


Date:  February 14, 2000                /s/ SHANE H. TRAVELLER
       -----------------                ----------------------
                                        Shane H. Traveller
                                        Treasurer and
                                        Chief Financial and Accounting Officer