Form 10QSB
period 2000-03-31
TRIMEDYNE INC
filed 2000-05-15
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
March 31, 2000                                                  0-10581
--------------                                                  -------


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified in its charter)


            Nevada                                      36-3094439
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

Yes    x      No ______
    -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

            Class                                 Outstanding at May 11, 2000
----------------------------                      ----------------------------
Common Stock, $.01 par value                      11,930,878 shares (excluding
                                                  101,609 shares held as
                                                  Treasury Shares)

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                  March 31,
                                                                    2000
                                                                ------------
Current Assets:
 Cash and cash equivalents....................................  $  1,973,000
 Marketable securities........................................     2,065,000
 Trade accounts receivable, net of allowance for doubtful
   accounts of $582,000.......................................     1,584,000
 Inventories (Note 2).........................................     4,248,000
 Other........................................................       462,000
                                                                ------------
     Total Current Assets.....................................    10,332,000
                                                                ------------
Net Properties (Note 2)                                              468,000
                                                                ------------
                                                                $ 10,800,000
                                                                ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.............................................  $    354,000
 Accrued expenses.............................................       510,000
 Deferred income..............................................       133,000
                                                                ------------
     Total Current Liabilities................................       997,000
                                                                ------------
Stockholders' Equity:
 Common stock - .01 par value; 15,000,000 shares authorized,
     11,270,259 shares issued.................................       111,000
 Capital in excess of par value...............................    43,532,000
 Accumulated deficit..........................................   (32,990,000)
 Unrealized loss on marketable securities available for sale..      (137,000)
                                                                ------------
                                                                  10,516,000
                                                                ------------
Less shares of common stock held in treasury,
 at cost; 101,609 shares......................................      (713,000)
                                                                ------------
  Total Stockholders' Equity..................................     9,803,000
                                                                ------------
                                                                $ 10,800,000
                                                                ============

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended           Six Months Ended
                                                           March 31,                   March 31,
                                                  -------------------------   -------------------------
                                                      2000          1999          2000          1999
Net sales.......................................  $ 1,515,000   $ 2,069,000   $ 3,500,000   $ 3,580,000
Costs and expenses:
 Cost of goods sold.............................      635,000       953,000     1,708,000     1,799,000
 Selling, general and administrative............      913,000     1,384,000     1,422,000     2,374,000
 Research and development.......................      798,000       983,000     1,758,000     1,762,000
                                                  -----------   -----------   -----------   -----------

   Total costs and operating expenses...........    2,346,000     3,320,000     4,888,000     5,935,000
                                                  -----------   -----------   -----------   -----------
Loss from operations............................     (831,000)   (1,251,000)   (1,388,000)   (2,355,000)

Other income:
  Interest income...............................       59,000       110,000       125,000       172,000
  Other (Note 5)................................        7,000        12,000        14,000     6,552,000
                                                  -----------   -----------   -----------   -----------

Net income (loss)...............................  $  (765,000)  $(1,129,000)   (1,249,000)  $ 4,369,000
                                                  ===========   ===========   ===========   ===========

Basic earnings (loss) per share (Note 3)........  $     (0.07)  $     (0.10)  $     (0.11)  $      0.40
                                                  ===========   ===========   ===========   ===========

Weighted average number of shares outstanding:
    Basic                                          11,198,852    10,905,956    11,126,157    10,905,956
                                                  ===========   ===========   ===========   ===========
    Dilutive                                       11,198,852    10,905,956    11,126,157    10,905,956
                                                  ===========   ===========   ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    Six Months Ended
                                                                                                         March 31,
                                                                                                -------------------------
                                                                                                    2000         1999
Cash flows from operating activities:
  Net income (loss).........................................................................    $(1,249,000)  $ 4,369,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................         87,000       118,000
  Value of employees' stock options issued below fair value.................................          6,000         9,000
Changes in operating assets and liabilities:
  Decrease (increase) in trade accounts receivable, net.....................................        629,000       (78,000)
  (Increase) decrease in inventories........................................................       (808,000)      134,000
  (Increase) decrease in other current assets...............................................        (53,000)       16,000
  Increase in accounts payable..............................................................         29,000       206,000
  (Decrease) in accrued expenses............................................................       (124,000)     (114,000)
  Increase in deferred income...............................................................          4,000        58,000
                                                                                                -----------   -----------
  Net cash flows (used in) provided by operating activities                                      (1,479,000)    4,718,000
                                                                                                -----------   -----------

Cash flows from investing activities:
  Capital expenditures......................................................................        (67,000)            -
  Unrealized loss on securities.............................................................        (76,000)       (7,000)
  Sale (purchase) of marketable securities..................................................        105,000    (6,333,000)
                                                                                                -----------   -----------
  Net cash (used in) investing activities...................................................        (38,000)   (6,340,000)
                                                                                                -----------   -----------

Cash flows from financing activities:
  Proceeds from the exercise of stock options                                                       278,000             -
                                                                                                -----------   -----------
Net decrease in cash and cash equivalents...................................................     (1,239,000)   (1,622,000)

Cash and cash equivalents at beginning of period............................................      3,212,000     1,974,000
                                                                                                -----------   -----------
Cash and cash equivalents at end of period..................................................    $ 1,973,000   $   352,000
                                                                                                ===========   ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2000, the results of operations for the three and six month periods ended March 31, 2000 and 1999 and of cash flows for the six month periods ended March 31, 2000 and 1999.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Balance Sheet Items
                                             March 31, 2000
                                             --------------
Inventories consist of the following:

     Raw material                               $ 2,134,000
     Work-in-process                                729,000
     Finished goods                               1,385,000
                                                -----------
                                                $ 4,248,000
                                                ===========
Net properties consist of the following:

     Furniture and equipment                    $ 3,178,000
     Leasehold improvements                         331,000
     Other                                           16,000
                                                -----------
Total properties                                  3,525,000

Accumulated depreciation and amortization        (3,057,000)
                                                -----------

Net properties                                  $   468,000
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

NOTE 4 - Comprehensive Income

On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) - Securities Available for Sale. For the six months ended March 31, 2000 and 1999, such changes were not material, and accordingly, not presented in the accompanying consolidated statements of operations.

NOTE 5 - Other Income

Other Income during the six months ended March 31, 1999 includes $6.5 million, net of legal fees and costs, received in December 1998 in connection with the settlement of the Company's lawsuit against C.R. Bard, Inc.

NOTE 6 - Subsequent Events

In April, 2000 the Company raised approximately $2.1 million in a private placement of 657,819 shares of the Company's Common Stock and 328,910 Warrants. The Warrants are each exercisable to purchase one share of Common Stock at a price of $4.88 per share.

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

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999.

During the quarter ended March 31, 2000, Trimedyne's net revenues decreased 27% from the same quarter of the previous year ($1,515,000 vs. $2,069,000). The decrease in revenues is attributed to a delay in commencing sales and shipments of the Company's new, lower cost 30 watt Junior(TM) Holmium laser. Sales and shipments of the new laser are expected to commence in July. For the current quarter, the Company incurred a loss from continuing operations of $765,000 or $0.07 per share compared to a loss from operations of $1,129,000 or $0.10 per share for the prior year period.

Cost of goods sold was 42% of net sales in the second quarter of fiscal 2000 compared to 46% for the second quarter of fiscal 1999. The decrease in cost of goods sold as a percentage of revenues was due to a decline in the ratio of laser sales to sales of disposables, as compared to the year ago quarter, and due to the liquidation of certain older laser models which had been previously reserved for.

Selling, general and administrative expenses decreased to $913,000 for the current quarter compared to $1,384,000 for the quarter ended March 31, 1999, a decrease of $471,000 or 34%. The decrease in selling, general and administrative expenses is attributed to the continued implementation of cost containment measures.

Research and development expenditures for the quarter ended March 31, 2000, decreased 19% ($798,000 vs. $983,000) due to the reduction in expenditures to complete the development of Cardiodyne's Laser TMR and Injection System.

Interest income decreased by 46% to $59,000 for the current quarter, compared with $110,000 for the same period of the prior year, due to the decreased balance of marketable securities.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $10,357,000 at September 30, 1999 to $9,335,000 at March 31, 2000, of which $4,038,000 is cash and equivalents and marketable securities. Management believes its existing working capital, along with revenues from operations, will be sufficient to meet Trimedyne's operating needs and the needs of its 90% owned subsidiary, Cardiodyne, Inc. for at least the next twelve months. The Company has cut-back Cardiodyne's research and development expenses as the project nears completion, and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured.

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

                                TRIMEDYNE, INC.


Date: May 15, 2000                         /s/ MARVIN P. LOEB
      --------------------                 -------------------------------------
                                           Marvin P. Loeb
                                           Chairman and
                                           Chief Executive Officer


Date: May 15, 2000                          /s/ SHANE H. TRAVELLER
      --------------------                 -------------------------------------
                                           President and Chief Financial Officer