Form 10QSB
period 2000-06-30
TRIMEDYNE INC
filed 2000-08-14
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
June 30, 2000                                           0-10581
-------------                                           -------


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified in its charter)


            Nevada                                       36-3094439
 (State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


                     2801 Barranca Road, Irvine, CA 92606
              (Address of principal executive offices)  (Zip Code)

                                (949/559-5300)
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed sicce last report).


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

           Class                                Outstanding at
----------------------------                    June 30, 2000
Common Stock, $.01 par value                    11,830,369 shares (excluding
                                                101,609 shares held as
                                                Treasury Shares)

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


                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                    ASSETS

                                                                  June 30,
                                                                    2000
                                                                  ========
Current Assets:
 Cash and cash equivalents...................................  $   245,000
 Marketable securities.......................................    4,740,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $550,000.......................................    1,534,000
 Inventories (Note 2)........................................    4,606,000
 Other.......................................................      431,000
                                                               -----------
    Total Current Assets.....................................   11,556,000
                                                               -----------
Net Properties (Note 2)......................................      442,000
                                                               -----------
                                                               $11,998,000
                                                               ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable............................................  $   432,000
 Accrued expenses............................................      553,000
 Deferred income.............................................      104,000
                                                               -----------
  Total Current Liabilities..................................    1,089,000

Stockholders' Equity
 Common stock-.01 par value; 30,000,000 shares authorized,
  11,931,978 shares issued...................................      117,000
 Capital in excess of par value..............................   45,662,000
 Accumulated deficit.........................................  (33,987,000)
 Unrealized loss on marketable securities available for sale.     (170,000)
                                                               -----------
                                                                11,622,000
                                                               -----------

Less shares of common stock held in treasury,
 at cost; 101,609 shares.....................................     (713,000)
                                                               -----------
  Total Stockholders' Equity.................................   10,909,000
                                                               -----------
                                                               $11,998,000
                                                               ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                         2000           1999          2000           1999

Net sales........................................   $ 1,647,000    $ 1,437,000    $ 5,147,000    $ 5,017,000
Costs and expenses:
 Cost of goods sold..............................       787,000        910,000      2,494,000      2,709,000
 Selling, general and administrative.............     1,019,000        838,000      2,441,000      3,204,000
 Research and development........................       923,000        959,000      2,682,000      2,721,000
                                                    -----------    -----------    -----------    -----------

   Total costs and operating expenses............     2,729,000      2,707,000      7,617,000      8,634,000
                                                    -----------    -----------    -----------    -----------
Loss from operations.............................    (1,082,000)    (1,270,000)    (2,470,000)    (3,617,000)
Other income:
  Interest income................................        85,000         81,000        224,000        253,000
  Other (Note 5).................................             -        116,000              -      6,667,000
                                                    -----------    -----------    -----------    -----------

Net income (loss)................................   $  (997,000)   $(1,073,000)   $(2,246,000)   $ 3,303,000
                                                    ===========    ===========    ===========    ===========

Basic earnings (loss) per share (Note 3).........        $(0.08)        $(0.10)        $(0.19)         $0.31
                                                    ===========    ===========    ===========    ===========

Weighted average number of shares outstanding:
    Basic........................................    11,830,369     10,905,956     11,830,369     10,905,956
                                                    ===========    ===========    ===========    ===========
    Dilutive.....................................    11,830,369     10,905,956     11,830,369     10,905,956
                                                    ===========    ===========    ===========    ===========




    See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Nine Months Ended
                                                        June 30,
                                               --------------------------
                                                   2000          1999
                                               --------------------------
Cash flows used for operating activities:
 Net (loss) income..........................   $(2,246,000)   $ 3,303,000
Adjustments to reconcile net (loss) income
 to net cash
 Provided by (used in) operating activities:
 Depreciation and amortization..............       137,000        189,000
 Value of employees' stock options issued
  below fair value..........................         6,000         17,000
Changes in operating assets and liabilities:
 Decrease in trade accounts receivable, net.       680,000        118,000
 (Increase) decrease in inventories.........    (1,166,000)        62,000
 (Increase) decrease in other current assets       (22,000)        53,000
 Increase in accounts payable...............       107,000        257,000
 Decrease in accrued expenses...............       (81,000)      (308,000)
 Increase (decrease) in deferred income.....       (25,000)        30,000
                                               -----------    -----------
Net cash flows (used in) provided by
 operating activities.......................    (2,610,000)     3,721,000
                                               -----------    -----------
Cash flows from investing activities:
 Capital expenditures.......................       (94,000)             -
 Loss on disposition of fixed assets........         3,000          9,000
 Unrealized loss on securities..............      (109,000)       (19,000)
 Purchase of marketable securities..........    (2,570,000)    (5,496,000)
                                               -----------    -----------
 Net cash used in investing activities......    (2,770,000)    (5,506,000)

Cash flows from financing activities:
 Proceeds from sale of common stock.........   $ 2,124,000              -
 Proceeds from exercise of stock options....       289,000              -
                                               -----------    -----------
 Net cash provided by financing activities..     2,413,000              -

Net decrease in cash and cash equivalents...    (2,967,000)    (1,785,000)
Cash and cash equivalents at beginning
 of period..................................     3,212,000      1,974,000
                                               -----------    -----------
Cash and cash equivalents at end of period..   $   245,000    $   189,000
                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2000, the results of operations for the three and nine month periods ended June 30, 2000 and 1999 and of cash flows for the nine month periods ended June 30, 2000 and 1999.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Balance Sheet Items

                                               June 30, 2000
                                               --------------
Inventories consist of the following:

 Raw material                                    $ 1,944,000
 Work-in-process                                     825,000
 Finished goods                                    1,837,000
                                                 -----------
                                                 $ 4,606,000
                                                 ===========
Net properties consist of the following:

  Furniture and equipment                        $ 3,187,000
  Leasehold improvements                             331,000
  Other                                               18,000
                                                 -----------
Total properties                                   3,536,000

Accumulated depreciation and amortization         (3,094,000)
                                                 -----------
Net properties                                   $   442,000
                                                 ===========

NOTE 3 - Earnings Per Share

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of including the Company's and the Company's majority owned subsidiary Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - Comprehensive Income

On October 1, 1998, the Company adopted the disclosure standard, Statement of Financial Accounting Standard No. 130 "Comprehensive Income". The Company's sole component of Other Comprehensive Income is changes in unrealized appreciation (depreciation) of securities available for sale. Such changes were not material, and accordingly, not presented in the accompanying consolidated statements of operations.

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

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999.

During the quarter ended June 30, 2000, Trimedyne's net revenues increased 15% from the same quarter of the previous year ($1,647,000 vs. $1,437,000). For the current quarter, the Company incurred a loss from continuing operations of $1,082,000 or $0.09 per share compared to a loss from operations of $1,270,000 or $0.12 per share for the prior year period.

Cost of goods sold was 48% of net sales in the third quarter of fiscal 2000 compared to 63% for the third quarter of fiscal 1999. The decrease in cost of goods sold as a percentage of revenues was due to a reduction in the ratio of laser sales to sales of disposables, as compared to the year ago quarter.

Selling, general and administrative expenses increased to $1,019,000 for the current quarter compared to $838,000 for the quarter ended June 30, 1999, an increase of $181,000 or 22%. The increase in selling, general and administrative expenses is attributed to the addition of certain marketing, sales and administration personnel, and an increase in patent and other expenses.

Research and development expenditures for the quarter ended June 30, 2000, decreased 4% ($923,000 vs. $959,000) due to a decrease in expenditures of Trimedyne's 90% owned subsidiary, Cardiodyne, Inc.

Interest income increased by 5% to $85,000 for the current quarter, compared with $81,000 for the same period of the prior year, due to the increased balance of marketable securities.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased from $10,357,000 at September 30, 1999 to $10,467,000 at June 30, 2000, of which $4,985,000 is cash and equivalents and marketable securities. Management believes its existing working capital, along with revenues from operations, will be sufficient to meet Trimedyne's operating needs and the needs of its 90% owned subsidiary, Cardiodyne, Inc. for at least the next twelve months. The Company has implemented cut-backs in Cardiodyne's operating expenses and has also implemented cost reductions at Trimedyne. The Company is seeking additional financing to continue development of Cardiodyne's products and to support Trimedyne's operations, the success of which cannot be assured.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to Vote of Security Holders

         (a) The Annual Stockholders Meeting of the Company was held on June 1, 2000.

         (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. The nominees for directors were elected by a vote of the Stockholders as follows:

         Name                         For      Against   Withheld
         -----------------------   ---------   -------   --------
         Marvin P. Loeb            9,843,771      --      372,339
         Richard F. Horowitz       9,870,826      --      435,284

         (c) The motion to amend the Articles of Incorporation to increase the authorized number of shares of common stock from 15,000,000 to 30,000,000 shares passed by a vote of Stockholders as follows:

         For             Against    Withheld
         ---             -------    --------
         9,306,721          --      788,715

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


                                TRIMEDYNE, INC.



          8/14/00                     s/ MARVIN P. LOEB
Date: ___________________             __________________________________________
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

          8/14/00                     s/ SHANE H. TRAVELLER
Date: ___________________             __________________________________________
                                      Chief Financial and Accounting Officer