Form 10KSB
period 2000-09-30
TRIMEDYNE INC
filed 2001-01-16
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000         COMMISSION FILE NO. 0-10581
--------------------------------------------

                            ______________________


                                TRIMEDYNE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                         36-3094439
     (State or Other Jurisdiction                            (I.R.S. Employer
            Of Incorporation)                                Identification No.)

     15091 Bake Pkwy, P.O. Box 57001                              92618-7001
             Irvine, California                                   (Zip Code)
  (Address of Principal Executive Offices)

               Registrant's Telephone Number, Including Area Code:
                                 (949) 559-5300

                            ______________________

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None



          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 Par Value per Share
                               (Title of Class)

                            ______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the
filing requirements for the past 90 days. Yes   x    No _____
                                              -----

     The aggregate market value of voting stock held by non-affiliates of registrant on December 15, 2000, based upon the closing price of the common stock on such date was $17,490,000.

     As of December 15, 2000, there were outstanding 12,437,978 shares of registrant's Common Stock.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.________

                               TABLE OF CONTENTS

PART I
ITEM 1.    BUSINESS...............................................................    3
               General  ..........................................................    3
               Orthopedics, Urology and Other Surgical Specialties................    4
               Subsequent Events..................................................    4
               Settlement of Litigation with Bard.................................    4
               Cardiodyne.........................................................    5
               New Products.......................................................    5
               License Agreements ................................................    5
               Research and Development ..........................................    6
               Manufacturing, Supply Agreements ..................................    6
               Marketing .........................................................    6
               Government Regulation .............................................    6
               Employees .........................................................    8
               Patents and Patent Applications ...................................    8
               Competition .......................................................    9
               Insurance .........................................................    9
               Foreign Operations ................................................    9

ITEM 2.    PROPERTIES ............................................................    9
ITEM 3.    LITIGATION ............................................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   10

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS ...........................................................   10
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION....................   10
ITEM 7.    FINANCIAL STATEMENTS...................................................   12
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...............................................   12

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...........   13
ITEM 10.   EXECUTIVE COMPENSATION ................................................   13
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........   13
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   13
ITEM 13.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................   13
ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.......................................   13
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................  F-1

                                    PART I

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2001.

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

     The Company's principal efforts from its inception in 1980 until 1991 were devoted to the manufacturing and marketing of cardiovascular lasers and related disposables for vaporizing plaque (fatty deposits) in blood vessels. As a result of significant declines in sales of its cardiovascular laser products, in 1991 the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology, gynecology, general surgery and ENT surgery. The Company's Holmium laser was cleared for sale by the FDA in November 1999 for use in gastrointestinal surgery, including excision of colorectal and other tumors and fragmentation of gall bladder and other biliary stones, and in December 2000 for treating herniated or ruptured lumbar disks in a minimally invasive procedure called a foraminoplasty. The Company is also engaged in the development of new laser products for other surgical applications. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

     In the fourth quarter of fiscal 2000, the Company replaced many of its commission sales representatives and realigned a number of sales territories. Training of its new sales representatives required their being out of the field, which resulted in revenues in the fourth quarter being $560,000 less than in the immediately preceding quarter. Also, in the fourth quarter, the Company established a new marketing strategy, under which the Company provides lasers to laser rental service companies and shares in the revenues generated from renting the lasers to hospitals and surgery centers on a "fee per case" basis. To effect this new strategy, in December 2000 the Company entered into a co-marketing agreement with a subsidiary of Medical Resource Management, Inc. (MRMC.OB), which provides lasers and other equipment to users in the Western U.S. on a "per case" basis and restructured the co-marketing agreement it earlier entered into with Surgical Innovations & Services, Inc., a subsidiary of Surgical Laser Technologies, Inc. (SLTI), which provides lasers and other equipment to users on a "per case" basis in the Southeast. The Company also entered into a Letter of Intent to acquire Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based company that provides lasers and other equipment to users on "per case" basis in the Southwest, and consummated the acquisition in November 2000.

     Net revenue from continuing operations of the Company in fiscal 2000 decreased 16% to $6,095,000 from $7,276,000 for the prior year, principally resulting from the above described restructuring of its sales organization and refocusing of the Company's sales strategy on its "fee per case" revenue model during the fourth quarter. The Company had a net loss of $4,700,000 or $0.41 per share in fiscal 2000, compared to net income of $2,750,000 or $0.25 per share in fiscal 1999, which included $6.5 million received in December 1998 from the settlement of the Company's lawsuit against C.R. Bard, Inc. ("Bard").

     The Company believes its future lies in expanding the sales of its laser products in its existing business areas, expanding its "fee per case" laser rental services and introducing new laser products for use in urology, orthopedics, gynecology and gastrointestinal surgery. (See "New Products" for a description of the new products that the Company is developing).

     The Company's working capital on September 30, 2000 was $8,065,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

     The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. In addition to its 90% owned subsidiary, Cardiodyne, until January 1997, the Company had a 90% owned subsidiary, Poly-Optical, which manufactured plastic optical fibers for use in automotive, consumer, industrial and medical products. Poly-Optical was sold in January 1997. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiary, Cardiodyne. The Company's principal executive offices are located at 15091 Bake Pkwy., Irvine, CA 92619, and its telephone number is (949) 559-5300.

Orthopedics, Urology And Other Surgical Specialties

     Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past two years, the Company's sales of Holmium lasers in some markets have declined, due to the introduction of lower priced radiofrequency ("RF") devices by competitors. The Company anticipates that the recent introduction of lower cost disposable devices, and the new "fee-per-case" revenue model, will reverse the trend of declining orthopedic-related sales by making laser-assisted orthopedic procedures more affordable.

     The Company's Holmium lasers are also used for decompression of herniated lumbar spinal disks ("diskectomy") to treat lower back and leg pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. In addition to straight firing laser needles, the Company also markets side firing laser needles. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in up to 90% of the cases treated. In July 1999, the Company received clearance from the FDA to market a new side firing laser needle with a channel for fluid infusion or suction. In December 2000, the Company received clearance from the FDA to market its devices for use in foraminoplasty, a corollary procedure in minimally invasive endoscopic spine surgery in which a laser is used to create an opening in certain non-load bearing bones in the spinal column. These advances, coupled with a growing library of published data, has generated increased interest by spinal surgeons.

     Sales of the Company's Holmium lasers are increasing in lithotripsy for fragmentation of urinary stones and for resection of enlarged prostates, a condition affecting 50% of men over age 55. The recent introduction of the Company's new line of fiber optic devices for Holmium lasers is expected to contribute to this growth.

     In addition to its 80 watt Holmium laser, the Company commenced marketing a new, smaller 30 watt Holmium laser in December 2000 for use in urology, disk decompression, ENT surgery, general surgery, gynecology and gastrointestinal surgery.

Subsequent Events

     In addition to the co-marketing agreements and Letter of Intent to acquire MST, which are described above, the following events occurred subsequent to the end of fiscal 2000:

     (a) On October 4, 2000, the Company reported favorable results from testing its angiogenic cocktail in animals. The study, conducted by the Texas Heart Institute, showed that the Company's angiogenic agent, developed by Cardiodyne and subject to a patent application, caused the formation of new blood vessels and the normalization of heart wall motion.

     (b) On November 27, 2000, the Company announced that it had received FDA clearance to market its proprietary fiber optic devices and Holmium laser systems for use in foraminoplasty procedures to treat lower back and leg pain caused by herniated or ruptured lumbar disks.

     (c) On November 28, 2000, the Company announced the development and market release of a new line of reusable, lower cost laser energy delivery devices for minimally invasive, outpatient arthroscopy procedures. These devices are intended to lower the cost per procedure to be more price competitive with other surgical options.

     (d) On December 4, 2000, the Company announced the consummation of the acquisition of Mobile Surgical Technologies, Inc. ("MST"), described above, and named MST founder and president as the Company's Vice Chairman and Chief Executive Officer.

     (e) On January 8, 2000, the Company announced the development and market release of a new line of highly flexible and more visible fiber optic devices, the FlexMax(TM) line of fibers, and commenced shipping its 30 watt OmniPulse Jr.(TM) Holmium laser.

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

     In October 1996, the Company organized Cardiodyne, a 90% owned subsidiary of the Company, which is developing a proprietary Injection and Laser Transmyocardial Revascularization ("Laser TMR") System for the treatment of severe angina resulting from advanced coronary artery disease. The Company invested $2,000,000 and transferred to Cardiodyne its Laser TMR technology, several lasers, and testing and production equipment and supplies, and the Company granted Cardiodyne an exclusive license to certain of the Company's issued patents, patent applications and technology in the cardiovascular field in exchange for 9,000,000 shares of Cardiodyne common stock. The Company's chairman also purchased 500,000 shares of Cardiodyne common stock at the same average cost per share as the Company. The Company also agreed to supply all of Cardiodyne's requirements for lasers, continuing R&D services and field service in the United States on a cost-plus basis. On February 11, 1997, Cardiodyne sold 500,000 shares at a price of $2.00 per share, the then estimated fair value of such common stock, to its distributor for Japan, Australia and New Zealand. As of September 30, 2000, the Company had expended an additional $5,536,000 for R&D on Cardiodyne's behalf and, in January 2001, Trimedyne ceased funding Cardiodyne's operations. Cardiodyne is presently seeking independent funding to continue development of its products and to commence human clinical trials.

     Laser TMR is a new procedure for treating angina, in which a laser is used to create 15 to 60 channels through the heart wall. The channels enable blood from the heart chamber to reach and nourish areas of the myocardium (heart muscle) that have been deprived of blood by blockages in one or more of the patient's coronary arteries. The laser energy has also been shown to stimulate the growth of new blood vessels (angiogenesis) in the area of the laser channels, possibly due to the release of naturally occurring angiogenic growth factors. Since the body produces and stores only very small amounts of angiogenic growth factors (VEGF, FGF and others), and since angiogenic growth factors and the genes that cause cells to produce such growth factors can be produced by today's genetic engineering techniques, Cardiodyne has adapted its Laser TMR System to also inject such angiogenic agents. The Company recently filed a U.S. patent application covering an angiogenic agent it is developing and completed successful animal testing of the angiogenic agent in October 2000.

     Cardiodyne's proprietary Injection and Laser TMR System, consists of the SuperPulse(TM) 80 Watt Holmium Laser, which is able to produce higher energy per pulse than any laser of this type presently available, as well as Cardiodyne's proprietary AutoFire(TM) Automated Interface, Accuject(TM) Injector and disposable ChannelMaker(TM) Optical Fiber Catheters.

     In November 1997, Cardiodyne filed an Investigational Device Exemption ("IDE") application with the FDA for approval to commence a Phase I clinical trial of its Epicardial Laser TMR System in the treatment of "no option" angina patients, who are unresponsive to maximal drug therapy and have already failed bypass surgery and/or balloon angioplasty or are not suitable candidates for such procedures. Subject to Cardiodyne obtaining sufficient additional funding to continue operations, Cardiodyne expects to receive FDA approval of this IDE and begin human trials in early 2001. Later in 2001, the Company plans to expand the clinical trial of this device to testing laser TMR as an adjunct (assist) to bypass surgery and will seek FDA approval to conduct Phase I clinical trials of its Endoscopic Laser TMR System in a minimally invasive, Endoscopic Laser TMR procedure through a puncture between the ribs, with a second port for insertion of a thoracoscope, enabling the surgeon to view the heart while conducting the procedure. Also in 2001, Cardiodyne plans to request FDA approval to commence a Phase I clinical trial of its Percutaneous Laser TMR System. The Company plans to amend its IDEs (or file new IDEs) to include the use of its Accuject(TM) Injector to inject an angiogenic agent during the aforementioned clinical trials of its Epicardial, Endoscopic and Percutaneous Laser TMR Systems.

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

     In November 2000, the Company released the first products in a new line of low-cost devices targeted to the orthopedics market. The Company will use the platform of these devices to expand its product offering in other medical specialties to help overcome cost barriers in certain markets. As the leader in developing products for the laser-assisted spine surgery market, the Company will continue to advance the technology in this market to help surgeons maximize patient outcomes and expand the level of care to a greater number of patients. The Company also plans to develop several new disposable devices for use in urology, gynecology, gastrointestinal surgery and other medical specialties, which the Company believes offer advantages over competing technologies. The Company has been issued U.S. patents covering certain of its proposed new products and plans to file patent applications covering others.

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

Research And Development

     From its inception to September 30, 2000, an aggregate of $42,547,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $3,486,000 (including $1,514,000 of R&D expenses of Cardiodyne) was expended during the fiscal year ended September 30, 2000. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products. In January 2001, the Company ceased funding Cardiodyne's development projects and significantly curtailed Trimedyne's research and development efforts as part of the Company's overall cost reduction program. Cardiodyne is seeking independent financing to continue operations; however, there is no assurance that such financing will be available or that Cardiodyne will be able to resume operations.

Manufacturing, Supply Agreements

     The Company believes that it has adequate engineering, design and manufacturing facilities (see "Properties" herein).

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

Marketing

     The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery, cardiovascular and other surgical operating room facilities, as well as outpatient surgery facilities. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company's proposed new products (See "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are markets for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

     At September 30, 2000, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 56 independent sales representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 83 independent distributors who sell various medical products in approximately 72 foreign countries. The Company presently employs three Regional Sales Directors, a Vice President - Sales, a Clinical Education Director and an International Sales Director.

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

Specific areas of regulation by the FDA and other related matters are described in detail below.

Investigational Device Exemption

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

Employees

     On September 30, 2000, Trimedyne and Cardiodyne had 93 and 5 full-time employees, respectively, a total of 98, of whom 40 were engaged in production, 22 in R&D, 9 in sales and marketing, and 27 in general and administrative functions. The Company also employs a total of 13 consultants on an hourly basis.

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

Patents And Patent Applications

     As of September 30, 2000, the Company had been assigned or obtained exclusive or non-exclusive, worldwide licenses to 26 issued U.S. patents and two foreign patents, and has seven U.S. patent applications on file with the U.S. Patent Office and 13 foreign patent applications on file in various countries. Several of such patents have issued as foreign patents and certain corresponding patent applications have been filed in up to 3 foreign countries. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this patent.

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

Foreign Operations

     In fiscal 2000, sales of products in foreign countries accounted for approximately 16% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.    PROPERTIES

     The Company currently occupies approximately 40,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at approximately $25,870 per month through June 2001. The Company has obtained an early termination of this lease, commencing February 2001 it will relocate its offices to 48,000 square feet of office, warehouse and manufacturing space in Irvine, California, which it has leased through December 2005 at approximately $40,000 per month. This new facility will serve as the Company's headquarters, where research, regulatory, sales, marketing and administrative activities, as well as manufacturing and warehousing, will be conducted.

     The Company leases 14,000 square feet of office and manufacturing building in Irvine, California, under a sixty month lease expiring in January, 2002 at a monthly rental of approximately $11,462, with one thirty-six month renewal option. The Company subleases 8,000 sq. ft. of this building, which it occupied until November 1998, to a third party at its cost. The Company subleases on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company. The Company presently does not need the space subleased to either entity.

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

     In September 1999, the co-inventor of the Company's Urolase(R) product filed suit against the Company and Bard seeking damages and a share of the proceeds of the lawsuit which Trimedyne brought against Bard. The Company believes the suit is entirely without merit and intends to defend the lawsuit vigorously. The case is still in a preliminary stage. No provision for loss has been made in the accompanying financial statements as a result of this matter since, in management's opinion, the an adverse outcome against the Company is remote.

     The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year ended September 30, 2000, no matters were submitted to a vote of securities holders.

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

2000                                               High                    Low
----                                               ----                    ---

Quarter ended:
December 31, 1999                                2 9/16                 1 9/16
March 31, 2000                                    6 5/8                 2 5/32
June 30, 2000                                     3 5/8                1 15/16
September 30, 2000                               2 9/16                1 13/16

1999                                               High                    Low
----                                               ----                    ---

Quarter ended:
December 31, 1998                                1 9/16                  11/16
March 31, 1999                                  1 17/32                  29/32
June 30, 1999                                   1 13/32                 1 1/16
September 30, 1999                               3 5/16                 1 7/32

     B.   Holders of Common Stock

     As of December 15, 2000, there were approximately 1,200 holders of record of the Company's Common Stock and an additional estimated 9,200 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

Consolidated Results of Operations
Fiscal years 2000 and 1999

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2000 and 1999.

                                                 Year Ended September 30,

                                                    2000          1999
                                                    ----          ----
Net revenues                                        100.0%        100.0%
Cost of goods sold                                   56.7          53.9
Selling, general and administrative                  67.9          51.9
Research and development                             57.2          52.4
Interest income                                       4.1           4.3
Other income                                          0.5          91.6
Net (loss) income                                   (77.0)         37.8

Net Revenues

     Total revenues decreased 16% in fiscal 2000 to $6,095,000 from $7,276,000 in 1999, due primarily to a restructuring of the Company's sales force and a refocusing of the marketing efforts during the fourth quarter of fiscal 2000. During the fourth quarter of fiscal 2000, the Company implemented a "fee-per-case" revenue model that incorporated, among other aspects, revenue sharing agreements with third party rental companies, and the development of lower-cost disposable devices designed to reduce the overall cost per procedure.

     International export revenues were $1,001,000 for fiscal 2000 and $1,528,000 for fiscal 1999. The decline in fiscal 2000 resulted from increased competition from lower-cost foreign manufacturers.

Cost of Goods Sold

     Cost of goods sold in fiscal 2000 was approximately 56.7% of net revenue, compared to 53.9% in fiscal 1999, attributed to the ratio of sales to fixed manufacturing overhead. Where sales declined in the fourth quarter of fiscal 2000 and manufacturing overhead remained relatively fixed, cost of goods sold as a percentage of sales increased. The Company did not experience significant increases in component parts, labor or overhead in fiscal 2000 versus 1999.

Research and Development Expenses (R&D)

     R&D expenses were $3,486,000 in fiscal 2000, compared to $3,809,000 in fiscal 1999. R&D spending in fiscal 2001 is expected to be lower than the fiscal 2000 level, as the Company ceases funding of the development of Cardiodyne's Injection and Laser TMR System. R&D as a percentage of net revenues increased to 57% of net revenues in fiscal 1999 vs. 52% in fiscal year 1999, attributed to the lower overall level of sales in fiscal 2000. The decrease in R&D expenses in 2000 was largely due to a reduction in expenditures for the development of Cardiodyne's products. In January 2001, the Company ceased funding further development of Cardiodyne's products in order to improve its financial position.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses increased 9% to $4,136,000 in fiscal 2000, compared to $3,776,000 in fiscal 1999. The increase in fiscal 2000 is attributed to increased legal expenses and the addition of new sales and marketing management.

     SG&A expenses increased as a percentage of net revenues in fiscal 2000 over fiscal 1999, (68% and 52%, respectively), due to the aforementioned factors, and to the reduction in sales during fiscal 2000.

Interest and Other Income and Net Income

     Interest income in fiscal 2000 was $249,000 compared to $315,000 in fiscal 1999. The levels of cash and equivalents available for investment in interest bearing securities were $3,543,000 and $5,382,000 as of September 30, 2000 and 1999, respectively. In 2000, the Company generated less income on its investments than in 1999 due to the decreased overall level of cash available for investment during the current fiscal year.

     Other income in fiscal 1999 consists primarily of $6.5 million in net proceeds received in November 1998 from the settlement of the lawsuit against Bard.

     As a result of all of the above, fiscal 2000 net loss was $4,700,000 compared to net income of $2,750,000 in fiscal 1999.

     Due to cumulative net losses incurred in prior years, the Company was not obligated to pay federal or state income taxes for fiscal 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of $8,065,000 compared to $10,357,000 at the end of fiscal 1999. Cash, cash equivalents and marketable securities decreased by $1,839,000 in fiscal 2000 to $3,543,000 at September 30, 2000. The decrease in cash and cash equivalents, and marketable securities was due to cash used for operating activities totaling approximately $4,036,000 offset by cash received from a private placement and from the exercise of stock options totaling $2,415,000.

     Management believes its existing working capital will be sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne that include discontinuing the development of Cardiodyne's products and the postponement of several Trimedyne development projects. The Company will further seek to reduce and control its overhead by outsourcing significant portions of its manufacturing process and eliminating some executive management positions. The Company will seek additional financing to expand its sales and marketing efforts and to continue development of new products. Sources of additional financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of certain patent rights.

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

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Financial Statements.

            See "Index to Consolidated Financial Statements" included in this report at Page F-1.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2000.

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

                                                   Trimedyne, Inc.

Date: January 12, 2001                             /s/ William J. Schubert, Jr.
      ----------------                             ____________________________
                                                   William J. Schubert, Jr.
                                                   Vice Chairman and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date
---------                         -----                       ----

/s/ Marvin P. Loeb                Chairman of the             January 12, 2001
------------------------------    Board of Directors          ----------------
Marvin P. Loeb

/s/ William J. Schubert, Jr.      Vice Chairman and           January 12, 2001
------------------------------    Chief Executive Officer     ----------------
William J. Schubert, Jr.

/s/ Shane H. Traveller            President,                  January 12, 2001
------------------------------    Chief Operating Officer,    ----------------
Shane H. Traveller                Director

/s/ Donald Baker                  Director                    January 12, 2001
------------------------------                                ----------------
Donald Baker

 /s/ Bruce N. Barron              Director                    January 12, 2001
------------------------------                                ----------------
Bruce N. Barron

/s/ Richard F. Horowitz           Director                    January 12, 2001
------------------------------                                ----------------
Richard F. Horowitz

                                TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 7:

                                                                                              Page
Consolidated Financial Statements:

        Report of Independent Accountants                                                      F-2

        Consolidated Balance Sheet at September 30, 2000                                       F-3

        Consolidated Statements of Operations and Comprehensive Income (Loss)
        for each of the two years in the period ended September 30, 2000                       F-4

        Consolidated Statements of Stockholders' Equity for each of
        the two years in the period ended September 30, 2000                                   F-5

        Consolidated Statements of Cash Flows for each of the two years in the period
        ended September 30, 2000                                                               F-6

        Notes to Consolidated Financial Statements                                             F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiary (the "Company"), as of September 30, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimedyne, Inc., as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ McKennon, Wilson & Morgan LLP
                                                -----------------------------


Irvine, California
January 3, 2001

                               TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                       September 30,
                                                       ------------
                                                           2000
                                                           ----
Current assets:
  Cash and cash equivalents                            $    466,000
  Marketable securities                                   3,077,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $443,000                       812,000
  Inventories                                             4,289,000
  Other                                                     361,000
                                                       ------------
        Total current assets                              9,005,000
  Property and equipment, net                               407,000
                                                       ------------
                                                       $  9,412,000
                                                       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    397,000
  Accrued expenses                                          475,000
  Deferred income                                            68,000
                                                       ------------
        Total current liabilities                           940,000
                                                       ------------

Commitments and Contingencies (Note 6)

Stockholders' equity:
  Common stock - $.01 par value; 30,000,000 shares
    authorized, 11,931,978 shares issued
    and 11,830,369 shares outstanding                       120,000
  Capital in excess of par value                         45,661,000
  Accumulated deficit                                   (36,441,000)
  Accumulated other comprehensive loss                     (155,000)
                                                       ------------
                                                          9,185,000
  Less treasury stock, at cost, 101,609 shares             (713,000)
                                                       ------------
        Total stockholders' equity                        8,472,000
                                                       ------------

                                                       $  9,412,000
                                                       ============

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)



                                                For The Year Ended September 30,
                                                --------------------------------

                                                      2000             1999
                                                      ----             ----

Net revenues                                      $ 6,095,000      $ 7,276,000
Cost of goods sold                                  3,458,000        3,922,000
                                                  -----------      -----------

Gross Profit                                        2,637,000        3,354,000

Selling, general and administrative expenses        4,136,000        3,776,000
Research and development expenses                   3,486,000        3,809,000
                                                  -----------      -----------

Loss from operations                               (4,985,000)      (4,231,000)

Other income:
 Interest income                                      249,000          315,000
 Gain on settlement of claim                                         6,500,000
 Other                                                 36,000          166,000
                                                  -----------      -----------

Net (loss) income                                  (4,700,000)       2,750,000

Other comprehensive income (loss) -
 Unrealized loss on marketable securities             (94,000)         (36,000)
                                                  ------------     -----------

Comprehensive income (loss)                       $(4,794,000)     $ 2,714,000
                                                  ============     ===========

Basic and diluted net income (loss) per share     $     (0.41)     $      0.25
                                                  ============     ===========

Basic and dilutive weighted average
  common shares outstanding                        11,615,000       10,919,000


                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Accumulated
                           Common Stock              Capital In                           Other
                           ------------               Excess of      Accumulated     Comprehensive     Treasury
                       Shares         Amount         Par Value        Deficit             Loss           Stock            Total
                       ------         ------         ---------        -------             ----           -----            -----
Balance at
September 30, 1998     11,007,565      $110,000     $43,110,000      $(34,491,000)     $(25,000)         $(713,000)   $ 7,991,000

Unrealized loss
on marketable
securities                                                                              (36,000)                          (36,000)

Net income for
the year                                                                2,750,000                                       2,750,000

Exercise of
stock options              76,100         1,000         117,000                                                           118,000

Value of stock
options issued
below fair value                                         22,000                                                            22,000
                       ----------      --------     -----------      ------------     ---------          ---------    -----------
Balance at
September 30, 1999     11,083,665      $111,000     $43,249,000      $(31,741,000)     $(61,000)         $(713,000)   $10,845,000

Unrealized loss
on marketable
securities                                                                              (94,000)                          (94,000)

Net loss for
the year                                                               (4,700,000)                                     (4,700,000)

Exercise of
stock options             187,494         3,000         288,000                                                           291,000

Proceeds from
private
placement                 660,819         6,000       2,118,000                                                         2,124,000

Value of stock
options issued
below fair value                                          6,000                                                             6,000
                       ----------      --------     -----------      ------------     ---------          ---------    -----------
Balance at
September 30, 2000     11,931,978      $120,000     $45,661,000      $(36,441,000)    $(155,000)         $(713,000)   $ 8,472,000
                       ==========      ========     ===========      ============     =========          =========    ===========

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For The Year Ended September 30,
                                                           --------------------------------

                                                                2000              1999
                                                                ----              ----
Cash flows from operating activities:
  Net income (loss)                                          $(4,700,000)       $2,750,000
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                               205,000           137,000
     Value of stock options issued below fair value                6,000            22,000
  Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable, net     1,402,000          (548,000)
     (Increase) decrease in inventories                         (849,000)           52,000
     Decrease in other current assets                             48,000            74,000
     Increase in accounts payable                                 72,000           113,000
     Decrease in accrued expenses                               (159,000)         (300,000)
     (Decrease) increase in other current liabilities            (61,000)           17,000
                                                             -----------        ----------
     Net cash provided by (used in) operating activities      (4,036,000)        2,317,000
                                                             -----------        ----------

Cash flows from investing activities:

  Capital expenditures                                          (124,000)               --
  Purchase of marketable securities                           (1,001,000)       (1,197,000)
                                                             -----------        ----------
     Net cash used in investing activities                    (1,125,000)       (1,197,000)
                                                             -----------        ----------

Cash flows from financing activities -
  Proceeds from exercise of stock options                        291,000           118,000
  Proceeds from private placement                              2,124,000                 -
                                                             -----------        ----------
  Net cash provided by financing activities                    2,415,000           118,000
                                                             -----------        ----------

Net (decrease) increase in cash and cash equivalents          (2,746,000)        1,238,000
                                                             ------------       ----------

Cash and cash equivalents at beginning of year                 3,212,000         1,974,000
                                                             -----------        ----------

Cash and cash equivalents at end of year                     $   466,000        $3,212,000
                                                             ===========        ==========

                See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   THE COMPANY:

     Trimedyne, Inc. ("Trimedyne") and its subsidiary (collectively "the Company") are engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company has also been engaged in the research and development of cardiovascular laser devices through its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). In January 2001, the Company ceased funding Cardiodyne's operations due to budgetary constraints. The Company's operations are primarily located in Southern California with distribution of its products worldwide (Note 10).

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of presentation

     The consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Cardiodyne. All significant intercompany accounts and transactions have been eliminated in consolidation.

     At September 30, 2000, the Company had working capital of approximately $8.1 million and had no long-term obligations. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months. Management has implemented cost reductions at Trimedyne that include the curtailment of several R&D projects and has ceased funding the development of Cardiodyne's products. The Company will further seek to reduce and control its overhead by outsourcing significant portions of its manufacturing process and eliminating some executive management positions. The Company will seek additional financing to expand its sales and marketing efforts and to continue development of new products. Sources of additional financing include the sale of equity securities of the Company or Cardiodyne and the sale or licensing of certain patent rights. There is no assurance that additional financing will be available to the Company.

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

     The amortized cost and fair market values of all marketable securities at September 30, 2000 are as follows:


                                        Amortized                     Unrealized
                                        Cost Basis      Fair Value       Loss
                                        ----------      ----------       ----
        Corporate bonds                 $1,000,000      $1,000,000    $     --
        Equity funds                     2,232,000       2,077,000     (155,000)
                                        ----------      ----------    ---------
            Total                       $3,232,000      $3,077,000    $(155,000)
                                        ==========      ==========    =========
        Inventories

     Inventories consist of raw materials and component parts, and work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Warranty

     We warrant certain of our products and provide for estimated product warranty costs at the time of sale.

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

     Impairment of long-lived assets

     The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No significant impact on the Company's consolidated financial position, results of operations or cash flows has been realized as a result of this policy.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Per share information

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred in fiscal 2000, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares, which consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method, approximated 527,000 and 45,000 shares in fiscal 2000 and 1999, respectively. No adjustments were made to net income
(loss) attributable to common stock in the calculation of basic or diluted income (loss) per share in fiscal 2000 or 1999.

     Anti-dilutive securities and common stock equivalents at September 30, 2000, which could be dilutive in future periods, include common stock options to purchase 1,136,000 shares of common stock.

     Consolidated statements of cash flows

     The Company made no cash payments for interest or income taxes in 2000 or 1999.

     Comprehensive income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only element of comprehensive income during fiscal 2000 and 1999 related to unrealized losses on marketable securities.

     Segment information

     The Company reports information about operating segments as well as disclosures about products and services, geographic areas and major customers (See Note 11). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

     Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective our first quarter filing of fiscal 2001. We do not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the first quarter of fiscal 2001. We believe our revenue recognition policies are in accordance with GAAP and, accordingly, we do not expect a significant impact on our financial statements.

NOTE 3.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

     Inventories consist of the following at September 30, 2000:

Raw materials                            $1,439,000
Work-in-process                             694,000
Finished goods                            2,156,000
                                          ---------
                                         $4,289,000
                                          =========

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and equipment, net consist of the following at September 30, 2000:

Furniture and equipment                                    $ 2,542,000
Leasehold improvements                                         331,000
Other                                                          698,000
                                                           -----------
                                                             3,571,000
Less accumulated depreciation and amortization              (3,164,000)
                                                           -----------
                                                           $   407,000
                                                           ===========

     Accrued expenses consist of the following at September 30, 2000:

Salaries, wages and benefits                               $   352,000
Royalties                                                       50,000
Product warranty                                                44,000
Other                                                           29,000
                                                           -----------
                                                           $   475,000
                                                           ===========

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

NOTE 5.   INCOME TAXES:

     The deferred income tax balances at September 30, 2000 are comprised as follows:

                                                  September 30, 2000
                                                  ------------------
Deferred income tax assets:
    Net operating loss carry forwards               $  12,876,000
    Research & development credits                      3,340,000
    Inventory obsolescence reserves                       355,000
    Accrued expenses                                      130,000
    Account receivable reserves                           190,000
    Other                                                 304,000
    Valuation allowance                               (17,195,000)
                                                    -------------
                                                                -
                                                    =============

     The valuation allowance for deferred tax assets increased approximately $1,997,000 and decreased approximately $902,000 during the years ended September 30, 2000 and 1999, respectively. The 2000 increase primarily relates to additional valuation allowance for net operating loss carryforwards and research tax credits generated. The decrease in 1999 relates to the use of net operating losses to offset taxable income. Due to the existence of net operating loss carryforwards, such assets of which were fully reserved, the Company recorded no provision for income taxes in fiscal 2000.

     In fiscal 2000, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At September 30, 2000, the Company had net operating loss ("NOL") carryforwards for Federal and California income tax purposes totaling approximately $35 million and $12.5 million, respectively. Federal NOLs begin to expire in 2008 and fully expire in 2020. California NOLs begin to expire in 2000 and fully expire in 2004. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 6.   COMMITMENTS AND CONTINGENCIES:

     Commitments

     The Company is obligated under certain facility and equipment lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

           2001              $   753,000
           2002                  540,000
           2003                  504,000
           2004                  531,000
           2005                  662,000
                             -----------
           Total             $ 2,990,000
                             ===========

     The lease on the Company's headquarters facility was renewed in November 1998 and expires in June 2001. The Company has elected an early termination of this lease effective January 2001 and will commence occupying a new facility in February 2001. The lease on the new facility expires in December 2005. The Company's Cardiodyne facility lease expires January 2002 and contains one thirty-six month renewal option.

     Rent expense for the years ended September 30, 2000 and 1999 was approximately $293,000 and $376,000, respectively.

     Contingencies

     On October 6, 1995, the Company filed a lawsuit against C.R. Bard Inc. claiming substantial damages for among other things, Bard's failure to perform its obligations as Trimedyne's exclusive distributor under the Agreement and Bard's failure to pay certain amounts due under the Agreement. On August 13, 1998, the United States District court for the District of New Jersey denied Bard's motion for partial summary judgement. In November 1998, the Company settled its lawsuit against Bard and in December 1998 received from Bard net proceeds of approximately $6,500,000, after legal fees and other costs. During 1999, the co-inventor sued the Company seeking damages and a share of the proceeds received from the settlement of the Bard suit. The Company believes the suit is entirely without merit and intends to defend the lawsuit vigorously. The case is still in a preliminary stage. No provision for loss has been made in the accompanying financial statements as a result of this matter since, in management's opinion, an adverse outcome against the Company is remote.

     The Company is subject to a limited number of claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's financial position, results of operations or cash flows.

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

     Activity during the years ended September 30, 2000 and 1999 under the plans was as follows:

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Stock Options Outstanding


                                                                      Option Exercise         Aggregate
                                                   Options            Price Per Share      Exercise Price
                                                   -------            ---------------      --------------
September 30, 1998                               1,410,644             1/100 - 6 7/8        $ 5,392,900
Granted                                            942,550             1 1/16 - 2 5/8         1,347,110
Exercised                                          (76,100)            1 1/16 - 1 1/2          (113,276)
Canceled                                          (974,010)            1/100 - 6 7/8         (4,101,772)
                                                 ---------             -------------        -----------

September 30, 1999                               1,303,084             1 1/16 - 6 5/8       $ 2,524,962

Granted                                            849,000             2 1/8-3 27/32        $ 2,331,269
Exercised                                         (187,494)            1 1/16-3 1/2            (291,000)
Canceled                                           (62,240)            1 1/16-3 1/2            (103,412)
                                                 ---------                                  -----------
September 2000                                   1,902,350                                  $ 4,461,819
                                                 =========                                  ===========

The following table summarizes information concerning outstanding and exercisable options at September 30, 2000:


                        OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                        -------------------                                        -------------------

                    Outstanding      Weighted-Average                            Exercisable     Weighted-
    Range of           as of            Remaining           Weighted-Average           as of     Average
Exercise Prices      9/30/2000      Contractual Life         Exercise Price        9/30/2000     Exercise Price
---------------      ---------      ----------------         --------------        ---------     --------------
  $1.06 - $1.65       1,134,270            5.5                   $1.43               763,190          $1.49

  $1.65 - $2.47           1,580            8.6                   $2.12                     0          $0.00

  $2.47 - $3.30         625,000            8.5                   $2.89                38,600          $3.00

  $3.30 - $4.95          98,500            7.1                   $3.72                34,100          $3.50

  $4.95 - $7.42          43,000            2.3                   $6.58                36,500          $6.58

     As of September 30, 2000, the Company had 697,650 shares available for grant under the above option plans. Of the shares previously granted and outstanding at September 30, 2000, 872,390 shares were vested and exercisable at prices ranging from $1.48 to $6.63 per share.

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

     As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the year ended September 30, 2000 to the pro-forma amount of $7,160,000 and decreasing the Company's net income for the year ended September 30, 1999 to the pro forma amount of $1,958,000, with a pro forma net (loss) income per share of $(0.62) and $0.18, respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 2000 and 1999 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 100 percent were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 2000 and 1999 was $2.75 and $1.43 per option, respectively.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Common stock issued and Expenditures on Behalf of Cardiodyne:

     On October 30, 1996, the Company formed Cardiodyne, a development-stage company. The Company invested $2,000,000 and transferred to Cardiodyne certain equipment and supplies (valued at $117,000) and certain intellectual property rights in exchange for 9,000,000 shares of Cardiodyne at a price of $0.24 per share. The Company's chief executive officer purchased 500,000 shares of Cardiodyne at the same average cost per share at the Company's then estimated fair value of such common stock. Prior to February 11, 1997, Cardiodyne issued options to purchase 725,000 shares of its common stock at an exercise price of $0.24 per share, the then estimated fair value of the common stock. On February 11, 1997, Cardiodyne sold 500,000 shares to an unrelated party at $2.00 per share, the then estimated fair value of such common stock. Subsequent to February 11, 1997, Cardiodyne issued options to purchase 206,000 shares of its common stock to certain employees at an exercise price of $0.24 per share. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $6,000 in fiscal 2000 and $22,000 in fiscal 1999 for the difference between the fair value of the common stock at the date of grant and the exercise price over the vesting period of five (5) years. In addition, Cardiodyne issued options to purchase 564,500 shares of its common stock at an exercise price of $2.00 subsequent to February 11, 1997. At September 30, 2000, options to purchase 559,500 shares of common stock of Cardiodyne are outstanding, of which options to purchase 249,566 shares of such common stock are exercisable. These options vest over five (5) years and expire ten years from the date of grant.

     Private placement of common stock

     On April 11, 2000, the Company completed a private placement of common stock. In the transaction, the Company received approximately $2.1 million, net of issuance costs in exchange for 660,819 shares of common stock. In addition, the Company issued warrants to purchase 329,000 shares of the Company's common stock at $4.88 per share. The warrants expire in March 2005.

NOTE 8.   EMPLOYEE BENEFIT PLAN:

     Effective February 1, 1989, the Company adopted a 401(k) Retirement
Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $67,000 for fiscal 2000 and $64,000 for fiscal 1999.

NOTE 9.   RELATED PARTY TRANSACTIONS:

     The Company has made payments of $37,000 and $56,000 in the fiscal years ending 2000 and 1999, respectively, to the law firm of which a director of the Company is a member. The Company has engaged in a consulting agreement for annual payments of $33,000 with a director who is related to the Company's Chairman and Chief Executive Officer.

     The Company subleases space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocates expenses to that company based on actual costs incurred. Such charges aggregated $54,000 and $56,000 for the fiscal years 2000 and 1999, respectively. At September 30, 2000, the Company has a receivable from this related party amounting to $191,000, excluding accrued interest.

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

NOTE 11.  SEGMENT INFORMATION:

     Trimedyne's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the years ended September 30, 2000 and 1999 were $1,001,000 and $1,528,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All long-lived assets were located in the United States at September 30, 2000 and 1999.

Sales to customers by similar products and services for the years ended September 30 2000 and 1999 were:

                                               2000          1999
                                               ----          ----

By similar products and services:
--------------------------------

Laser equipment                                $1,799        $1,854
Delivery devices                                3,100         4,138
Service and other                               1,196         1,284
                                               ------        ------

        Total                                  $6,095        $7,276
                                               ======        ======


NOTE 12. QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS (unaudited)

     The Company determined it was necessary to revise its unaudited results of operations in fiscal 2000. The revisions to the financial statements reflect the reversal of $139,000 of revenue previously recognized in the first quarter of fiscal 2000. Additionally, costs of sales was increased to reflect physical inventory adjustments and excess capitalized overhead.

     The effect of such prior period adjustments on the Company's previously reported quarters are as follows:

                                                 Unaudited (in thousands, except per share information)
                             ---------------------------------------------------------------------------------------------

                                 Three months ended        Three months ended       Three months ended     Three Months Ended
                                 December 31, 1999           March 31, 2000            June 30, 2000       September 30, 2000
                                 -----------------         ------------------       ------------------     ------------------
                                   As                          As                        As
                               Originally     As           Originally     As         Originally    As
                               Reported    Restated        Reported    Restated      Reported   Restated
                               ----------  --------        ----------  --------      ---------- --------
Revenues, net                  $  1,985    $ 1,846         $  1,515    $  1,515      $  1,647   $  1,647       $      1,087
Cost of sales                     1,073      1,165              635         827           787        879                587
                                -------     ------          -------     -------       -------    -------        -----------
Gross profit                        912        681              880         688           860        798                500

Total operating expenses          1,470      1,470            1,711       1,711         1,942      1,942              2,499
                                -------     ------          -------     -------       -------    -------        -----------
Income (loss) from                 (558)      (789)            (831)     (1,023)       (1,082)    (1,174)            (1,999)
operations

Total other income (expense)         74         74               66          66            85         85                 60
                                -------     ------          -------     -------       -------    -------        -----------
Net loss                           (484)      (715)            (765)       (957)         (997)    (1,089)            (1,939)
                                =======     ======          =======     =======       =======    =======        ===========
Basic and diluted loss
per share                         (0.04)     (0.06)           (0.07)      (0.09)        (0.08)     (0.09)             (0.16)
                                  =====      =====            =====        ====         =====      =====              =====

     The fourth quarter of fiscal 2000 adjustments affecting previously reported quarters are as follows:

     Physical inventory and overhead adjustments       $376,000
     Reversal of prior period sales                     139,000
                                                        -------
           Total adjustments                           $515,000
                                                        =======

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  SUBSEQUENT EVENTS

     On November 30, 2000, the Company acquired all of the common stock of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based privately held company, in exchange for 500,000 shares of the Company's unregistered common stock. MST is primarily engaged in providing the Company's lasers and other surgical equipment to hospitals and surgery centers on a "fee-per-case" basis in the southwestern United States.

     On November 30, 2000, the Company appointed William J. Schubert, Jr. to be Chief Executive Officer and Vice Chairman of the Board of Directors. Mr. Schubert was previously the founder and President of MST.