Form 10QSB
period 2000-12-31
TRIMEDYNE INC
filed 2001-02-14
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
December 31, 2000                                                        0-10581
-----------------                                                        -------


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified in its charter)


             Nevada                                     36-3094439
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

Yes [X]      No [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

        Class                                  Outstanding at February 5, 2001
----------------------------                ------------------------------------
Common Stock, $.01 par value                           12,336,369 shares

                                TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations and
                  Comprehensive Loss                                      4

                  Consolidated Statements of Cash Flows                   4

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II.          Other Information                                       9

SIGNATURE PAGE                                                            10

                                TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                 December 31,
                                                                     2000
                                                                 ------------
Current Assets:
Cash and cash equivalents...................................       $  835,000
 Marketable securities (Note 2).............................        1,030,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $442,000......................................        1,367,000
 Inventories (Note 2).......................................        4,725,000
 Other......................................................          455,000
                                                                 ------------

   Total Current Assets.....................................        8,412,000
                                                                 ------------

Goodwill (Note 4)...........................................          666,000
Net Properties (Note 2) ....................................          661,000
                                                                 ------------

                                                                   $9,739,000
                                                                 ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................    $ 826,000
  Accrued expenses and other....................................      581,000
                                                                 ------------

    Total current liabilities...................................    1,407,000

Long Term Obligations...........................................      232,000
                                                                 ------------

    Total Liabilities...........................................    1,639,000

Stockholders' Equity:
  Common stock - .01 par value; 30,000,000 shares authorized,
    12,437,978 shares issued, 12,336,369 shares outstanding.....      120,000
  Capital in excess of par value................................   46,436,000
  Accumulated deficit...........................................  (37,582,000)
  Unrealized loss on securities available for sale (Note 4).....     (161,000)
                                                                 ------------
                                                                    8,813,000
Less 101,609 shares of common stock in treasury, at cost........     (713,000)
                                                                 ------------

   Total Stockholders' Equity...................................    8,100,000
                                                                 ------------

                                                                   $9,739,000
                                                                 ============

          See accompanying notes to consolidated financial statements

                                TRIMEDYNE, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)



                                                         Three Months Ended
                                                            December 31,
                                                          2000           1999
                                                          ----           ----

Net Sales.......................................   $ 1,878,000    $ 1,985,000
Costs and Expenses:
 Cost of goods sold.............................       978,000      1,073,000
 Selling, general and administrative............     1,330,000        650,000
 Research and development.......................       791,000        820,000
                                                   -----------    -----------
   Total Costs and Operating Expenses...........     3,039,000      2,543,000
                                                   -----------    -----------

Loss from Operations............................    (1,221,000)      (558,000)

Interest and other income.......................        80,000         74,000
                                                   -----------    -----------

 Net Loss.......................................    (1,141,000)      (484,000)

Other Comprehensive Loss:
  Unrealized loss on marketable securities......         6,000        110,000

Comprehensive Loss..............................   $(1,147,000)   $  (594,000)
                                                   ===========    ===========

 Basic and dilutive earnings (loss) per share
  (Note 3):.....................................        $(0.09)        $(0.04)
                                                   ===========    ===========

 Weighted average number of shares outstanding..    12,265,311     11,127,445



         See accompanying notes to consolidated financial statements.

                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                                   Three Months Ended
                                                                                       December 31,
                                                                                   2000           1999
                                                                                ----------     ----------

Cash flows from operating activities:
    Net Loss.................................................................   $(1,141,000)   $ (484,000)
   Adjustment to reconcile net loss to net cash from operating activities:
      Depreciation and Amortization..........................................        46,000        57,000
      Value of stock options issued below fair value.........................            --         4,000
      Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable, net..................      (485,000)      313,000
      Increase in inventories................................................      (384,000)     (466,000)
      Increase in other current assets.......................................       (94,000)      (49,000)
      Increase in accounts payable...........................................       387,000       138,000
      Increase in accrued expense............................................        29,000        65,000
      Increase in deferred income............................................            --         5,000
                                                                                -----------    ----------

   Net cash (used in) from operating activities..............................    (1,642,000)     (417,000)

Cash flows from investing activities:
     Capital expenditures                                                           (23,000)      (15,000)
     Unrealized Loss on Marketable Securities................................        (6,000)     (110,000)
     Sale of marketable securities...........................................     2,047,000       139,000
                                                                                -----------    ----------

     Net cash from investing activities......................................     2,018,000        14,000

Cash flows from financing activities:
     Paydown of long term obligations........................................        (7,000)           --
     Proceeds from the exercise of stock options.............................            --        51,000
                                                                                -----------    ----------

     Net cash (used in) from financing activities............................        (7,000)       51,000
                                                                                -----------    ----------

Net increase (decrease) in cash and cash equivalents.........................       369,000      (352,000)
Cash and cash equivalents at beginning of period.............................       466,000     3,212,000
                                                                                -----------    ----------
Cash and cash equivalents at end of period...................................   $   835,000    $2,860,000
                                                                                ===========    ==========
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST..............................   $   792,000    $       --
                                                                                ===========    ==========


          See accompanying notes to consolidated financial statements

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2000 and the results of operations and of cash flows for the three-month periods ended December 31, 2000 and 1999. Results for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                               December 31, 2000
                                               -----------------
   Raw material............................         $ 1,888,000
   Work-in-process.........................           1,084,000
   Finished goods..........................           1,753,000
                                                    -----------
  Total inventory                                   $ 4,725,000
                                                    ===========

Net properties consist of the following:

  Furniture and equipment..................         $ 3,518,000
  Leasehold improvements...................             337,000
  Other....................................              16,000
                                                    -----------

  Total Properties.........................           3,871,000

Accumulated depreciation...................          (3,210,000)
                                                    -----------
Net properties.............................         $   661,000
                                                    ===========

Marketable securities as of December 31, 2000 consisted entirely of equity funds with limited immediate liquidity.

NOTE 3 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - Acquisition of Subsidiary

On November 30, 2000, the Company acquired 100% of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, TX based company that provides medical lasers and other equipment to hospitals and surgery centers on a "per case" rental basis, for 500,000 shares of Trimedyne common stock valued at $792,000. The Company recorded goodwill of $666,000 resulting from the transaction, which will be amortized on a straight-line basis over ten years.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") from the date of acquisition, November 30, 2000 and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter ended December 31, 2000 compared to quarter ended December 31, 1999.

During the quarter ended December 31, 2000, Trimedyne's net revenues decreased 5% from the same quarter of the previous year, $1,878,000 vs. $1,985,000. The Company believes that the decrease in revenue resulted primarily from the Company's restructuring of the sales and marketing departments, and the incorporation of a "fee-per-case" revenue model during the fourth fiscal quarter ended September 30, 2000. The training of new sales personnel and the implementation of new sales programs carried over into the first fiscal quarter ended December 31, 2000.

Cost of goods sold was 52% of net sales in the first quarter of fiscal 2001 compared to 54% for the first quarter of fiscal 2000. The decrease in cost of goods sold as a percentage of revenues was primarily the result of a greater proportion of higher margin products in the current quarter.

Selling, general and administrative expenses increased from $650,000 to $1,330,000, an increase of $680,000 or 105%. The increase in selling, general and administrative expenses is primarily attributed to increased legal expenses of $125,000, increased marketing and promotional expenses of $302,000, and the addition of $70,000 in MST administrative expenses.

Research and development expenditures for the quarter ended December 31, 2000, decreased 4%, $791,000 vs. $820,000, attributed to the Company ceasing funding
Cardiodyne's ongoing development.   The Company anticipates R&D expenses to
decrease further in the coming quarters as several other development projects are concluded.

For the current quarter, the Company had a loss from continuing operations of $1,141,000 or $0.09 per share, based on 12,265,311 weighted average number of shares outstanding, as compared to a loss of $484,000, or $0.04 per share, based on 11,127,445 weighted average number of shares outstanding, in the same quarter of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $8,065,000 at September 30, 2000 to $7,005,000 at December 31, 2000, of which $1,865,000 is cash and cash equivalents, and marketable securities. Management has implemented cost reduction programs at Trimedyne and plans on further reducing overall operating costs in the short term, and has ceased funding the development of Cardiodyne's products. Management is seeking to obtain external financing of the numerous lasers delivered under rental and co-marketing contracts, which should infuse substantial cash into operations and allow for the more rapid expansion of the Company's sales programs. Management believes existing working capital is sufficient to meet Trimedyne's operating needs for at least the next 12 months; however, management is further seeking additional equity investment to facilitate the Company's growth objectives.

PART II.

Other Information

Item 1. Legal Proceedings
        Previously reported.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit
             None

        (b)  Reports on Form 8-K
             None

                                SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     TRIMEDYNE, INC.



Date:  February 14, 2001              /s/ WILLIAM J. SCHUBERT, JR.
     ---------------------------      ------------------------------------
                                      William J. Schubert, Jr.
                                      Vice-Chairman and
                                      Chief Executive Officer


Date:  February 14, 2001              /s/ SHANE H. TRAVELLER
     ----------------------------     --------------------------------------
                                      Shane H. Traveller
                                      President and
                                      Chief Operating and Financial Officer