Form 10QSB
period 2001-03-31
TRIMEDYNE INC
filed 2001-05-15
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                               QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                            Commission File Number
March 31, 2001                                          0-10581


                                TRIMEDYNE, INC.
            (Exact name of Registrant as specified in its charter)


             Nevada                                     36-3094439
 (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)


                    2801 Barranca Parkway, Irvine, CA    92619
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

Yes  [X]   No  [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                            Outstanding at May 8, 2001
----------------------------              -----------------------------
Common Stock, $.01 par value              12,455,678 shares (excluding
                                          101,609 shares held as
                                          Treasury Shares)

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                  March 31,2001
Current Assets:
  Cash and cash equivalents..................................      $     63,000
  Marketable securities (Note 2).............................           100,000
  Trade accounts receivable, net of allowance for doubtful...           576,000
   accounts of $404,000......................................         5,034,000
  Inventories (Note 2).......................................           416,000
  Other......................................................
                                                                   ------------
    Total Current Assets.....................................         7,189,000
                                                                   ------------

Goodwill (Note 5)............................................           666,000
Net Properties (Note 2)......................................           763,000
                                                                   ------------
                                                                   $  8,618,000
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................   $  1,615,000
  Accrued expenses..............................................        496,000
  Deferred income...............................................         65,000
                                                                   ------------
    Total Current Liabilities...................................      2,176,000

 Long Term Obligations..........................................        135,000
                                                                   ------------
 Total Liabilities..............................................      2,311,000

Stockholders' Equity:
  Common stock - .01 par value; 30,000,000 shares authorized,
    12,553,287 shares issued....................................        120,000
  Capital in excess of par value................................     46,456,000
  Accumulated deficit...........................................    (38,656,000)
  Accumulated other comprehensive loss (Note 2).................       (900,000)
                                                                   ------------
                                                                      7,020,000
Less shares of common stock held in treasury
 At cost, 101,609 shares........................................       (713,000)
                                                                   ------------

Total Stockholders' Equity......................................      6,307,000
                                                                   ------------
                                                                   $  8,618,000
                                                                   ============


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         March 31,                     March 31,
                                                 --------------------------    --------------------------
                                                        2001           2000           2001           2000
Net sales......................................  $ 1,978,000    $ 1,515,000    $ 3,855,000    $ 3,500,000
Costs and expenses:
 Cost of goods sold............................      982,000        635,000    $ 1,959,000      1,708,000
 Selling, general and administrative...........    1,367,000        913,000      2,696,000      1,422,000
 Research and development......................      542,000        798,000      1,334,000      1,758,000
                                                 -----------    -----------    -----------    -----------

   Total costs and operating expenses..........    2,891,000      2,346,000      5,989,000      4,888,000
                                                 -----------    -----------    -----------    -----------
Loss from operations...........................     (913,000)      (831,000)    (2,134,000)    (1,388,000)
Other income:
 Interest income...............................       59,000        125,000
 Other (Note 5)................................     (161,000)         7,000        (81,000)        14,000
                                                 -----------    -----------    -----------    -----------

Net loss.......................................   (1,074,000)      (765,000)    (2,215,000)    (1,249,000)

Other Comprehensive Loss:
 Unrealized loss on marketable securities......     (739,000)       (70,000)      (745,000)       (76,000)

Comprehensive Loss.............................  $(1,813,000)   $  (835,000)   $(2,960,000)   $(1,325,000)
                                                 ===========    ===========    ===========    ===========

Basic and dilutive net loss per share (Note 3).       $(0.09)        $(0.07)        $(0.18)        $(0.11)
                                                 ===========    ===========    ===========    ===========

Weighted average number of shares outstanding..   12,447,811     11,198,852     12,274,228     11,126,157
                                                 ===========    ===========    ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Six Months Ended March 31,
                                                                                          --------------------------------
                                                                                                      2001           2000
Cash flows from operating activities:
 Net...................................................................................        $(2,215,000)   $(1,249,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization..........................................................             92,000         87,000
 Value of employees' stock options issued below fair value.............................               ----          6,000
Changes in operating assets and liabilities, net of assets and liabilities acquired:
 (Increase) decrease in trade accounts receivable, net.................................           (694,000)       629,000
 Increase in inventories...............................................................           (693,000)      (808,000)
 Increase in other current assets......................................................            (55,000)       (53,000)
 Increase in accounts payable..........................................................          1,176,000         29,000
 Increase (decrease) in accrued expenses...............................................             12,000       (124,000)
 (Decrease) increase in deferred income................................................             (3,000)         4,000
                                                                                               -----------    -----------
 Net cash flows used in operating activities                                                    (2,380,000)    (1,479,000)
                                                                                               -----------    -----------
Cash flows from investing activities:
 Capital expenditures..................................................................           (171,000)       (67,000)
 Sale of marketable securities.........................................................          2,232,000         29,000
                                                                                               -----------    -----------
 Net cash provided by (used in) investing activities...................................          2,061,000        (38,000)
                                                                                               -----------    -----------
Cash flows from financing activities:

 Paydown of long-term obligations......................................................           (104,000)          ----
 Proceeds from the exercise of stock options...........................................             20,000        278,000
                                                                                               -----------    -----------
Net cash (used in) provided by financing activities....................................            (84,000)       278,000
                                                                                               -----------    -----------

Net decrease in cash and cash equivalents..............................................           (403,000)    (1,239,000)
Cash and cash equivalents at beginning of period.......................................            466,000      3,212,000
                                                                                               -----------    -----------
Cash and cash equivalents at end of period.............................................        $    63,000    $ 1,973,000
                                                                                               ===========    ===========
Non cash investing and financing activities:
 Common stock issued for acquisition of MST............................................        $   792,000           ----
                                                                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2001, the results of operations for the three and six month periods ended March 31, 2001 and 2000 and of cash flows for the six month periods ended March 31, 2001 and 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Balance Sheet Items
                                             March 31, 2001
                                             --------------
  Inventories consist of the following:

          Raw material                         $ 2,149,000
          Work-in-process                          678,000
          Finished goods                         2,207,000
                                               -----------
                                               $ 5,034,000
                                               ===========
  Net properties consist of the following:

          Furniture and equipment              $ 3,566,000
          Leasehold improvements                   431,000
          Other                                     22,000
                                               -----------
  Total properties                               4,019,000

  Accumulated depreciation and amortization     (3,256,000)
                                               -----------

  Net properties                               $   763,000
                                               ===========

Marketable securities at March 30, 2001 consist entirely of an investment in an equity fund which suffered a significant unrealized loss during the second quarter. Management has yet to determine what, if any, permanent impairment to the asset value should be recognized due to current market conditions. A permanent write down of the asset, if appropriate, will be recognized during the third quarter.

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

NOTE 5 - Acquisition of Subsidiary

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

NOTE 6 - Subsequent Events

In May 2001 the Company entered into a non-binding letter of intent with The Emergent Group (OTC:EMGR.OB) to effect a business combination of the two entities. The business combination is predicated upon the execution of a definitive agreement, the approval of such definitive agreement by the Boards of Directors of both companies, and the ratification of the agreement by the shareholders of both companies, if necessary.

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

Method of Presentation.

The condensed consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"), and its wholly-owned subsidiary, Mobile Surgical Technologies, Inc.

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000.

During the quarter ended March 31, 2001, Trimedyne's net revenues increased 31% from the same quarter of the previous year ($1,978,000 vs. $1,515,000). The increase in revenues is attributed to the successful implementation of the Company's new sales and marketing strategy in October, 2000, which also included the market release of several new products, including the new, lower cost 30 watt Junior(TM) Holmium laser. For the current quarter, the Company incurred a loss from continuing operations of $1,074,000 or $0.09 per share compared to a loss from operations of $765,000 or $0.07 per share for the prior year period. Such loss is attributed principally to an increase in sales and marketing expenditures.

Cost of goods sold was 50% of net sales in the second quarter of fiscal 2001 compared to 42% for the second quarter of fiscal 2000. The increase in cost of goods sold as a percentage of revenues was due to the liquidation of certain older laser models which had been previously reserved during the prior year.

Selling, general and administrative expenses increased to $1,367,000 for the current quarter compared to $913,000 for the quarter ended March 31, 2000, a increase of $454,000 or 50%. The increase in selling, general and administrative expenses is attributed to the expansion of our sales and marketing efforts. Management anticipates that the current level of sales and marketing expenditures will continue into the foreseeable future, while continuing cost reduction measures in other areas of the company.

Research and development expenditures for the quarter ended March 31, 2001, decreased 32% ($542,000 vs. $798,000) due to the cessation of expenditures on the development of Cardiodyne's Laser TMR and Injection System.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $8,065,000 at September 30, 2000 to $5,013,000 at March 31, 2001, of which $163,000 is cash and equivalents and marketable securities. During the second quarter, finished goods inventory increased significantly as equipment was placed in service to customers under rental and "per case" contracts. This build up of inventory significantly impacted our cash position and led to a corresponding increase in accounts payable. The company is seeking a banking relationship that can finance these contracts and convert the equipment under contract into cash. If the Company is successful in obtaining such banking relationship, management believes its existing working capital, along with revenues from operations, will be sufficient to meet Trimedyne's operating needs for at least the next twelve months. The Company has eliminated Cardiodyne's research and development expenses, and has also implemented cost reductions at Trimedyne. Management anticipates that subsequent to its merger with The Emergent Group (see Note 6), the combined entity will need to seek additional external financing. In the event that the merger with The Emergent Group does not take place, management anticipates the need to independently seek additional external financing.

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

                                TRIMEDYNE, INC.


Date: May 15, 2001                     /s/ WILLIAM J. SCHUBERT JR.
      --------------------             --------------------------------------
                                       William J. Schubert Jr.
                                       Vice Chairman and
                                       Chief Executive Officer


Date: May 15, 2001                     /s/ SHANE H. TRAVELLER
      --------------------             --------------------------------------
                                       Shane H. Traveller
                                       President and Chief Operating
                                       and Financial Officer