Form 10QSB/A
period 2001-03-31
TRIMEDYNE INC
filed 2001-05-16
CIK 357001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A
                               (AMENDMENT NO. 1)
                               QUARTERLY REPORT

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

                                TRIMEDYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                  March 31,2001
Current Assets:
  Cash and cash equivalents..................................      $     63,000
  Marketable securities (Note 2).............................           100,000
  Trade accounts receivable, net of allowance for doubtful...         1,576,000
   accounts of $404,000......................................         5,034,000
  Inventories (Note 2).......................................           416,000
  Other......................................................
                                                                   ------------
    Total Current Assets.....................................         7,189,000
                                                                   ------------

Goodwill (Note 5)............................................           666,000
Net Properties (Note 2)......................................           763,000
                                                                   ------------
                                                                   $  8,618,000
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................   $  1,615,000
  Accrued expenses..............................................        496,000
  Deferred income...............................................         65,000
                                                                   ------------
    Total Current Liabilities...................................      2,176,000

 Long Term Obligations..........................................        135,000
                                                                   ------------
 Total Liabilities..............................................      2,311,000

Stockholders' Equity:
  Common stock - .01 par value; 30,000,000 shares authorized,
    12,553,287 shares issued....................................        120,000
  Capital in excess of par value................................     46,456,000
  Accumulated deficit...........................................    (38,656,000)
  Accumulated other comprehensive loss (Note 2).................       (900,000)
                                                                   ------------
                                                                      7,020,000
Less shares of common stock held in treasury
 At cost, 101,609 shares........................................       (713,000)
                                                                   ------------

Total Stockholders' Equity......................................      6,307,000
                                                                   ------------
                                                                   $  8,618,000
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