Form 10QSB
period 2001-06-30
TRIMEDYNE INC
filed 2001-08-20
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                QUARTERLY REPORT

                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
June 30, 2001                                                   0-10581


                                TRIMEDYNE, INC.
             (Exact name of Registrant as specified in its charter)


            Nevada                                   36-3094439
 (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)


                      15091 Bake Parkway, Irvine, Ca 92617
              (Address of principal executive offices)  (Zip Code)

                                 (949) 559-5300
              (Registrant's telephone number, including area code)

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

Yes    x      No ______
    -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

     Class                                      Outstanding at August 1, 2001
----------------------------                    -----------------------------
Common Stock, $.01 par value                    12,815,510 shares (excluding
                                                101,609 shares held as
                                                treasury shares)

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


                                TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                     ASSETS

                                                                  June 30,2001
Current Assets:
  Cash and cash equivalents....................................... $    99,000
  Marketable securities (Note 2)..................................      47,000
  Trade accounts receivable, net of allowance for doubtful
   accounts of $404,000...........................................   1,242,000
  Inventories (Note 2)............................................   5,125,000
  Other...........................................................     355,000
                                                                    ----------
        Total Current Assets......................................   6,868,000
                                                                    ----------

Goodwill (Note 5).................................................      633,000
Net Properties (Note 2)...........................................      793,000
                                                                     ----------
                                                                    $ 8,294,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...............................................  $  2,074,000
  Accrued expenses...............................................       706,000
  Deferred income................................................        72,000
                                                                   ------------
   Total Current Liabilities.....................................     2,852,000

 Long Term Obligations...........................................       116,000
                                                                   ------------
 Total Liabilities...............................................     2,968,000

Stockholders' Equity:
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    12,815,510 shares issued.....................................       120,000
  Capital in excess of par value.................................    46,461,000
  Accumulated deficit............................................   (40,542,000)

Less shares of common stock held in treasury
 At cost, 101,609 shares.........................................      (713,000)
                                                                   ------------

Total Stockholders' Equity.......................................     5,326,000
                                                                   ------------

                                                                   $  8,294,000
                                                                   ============


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                   Three Months Ended          Nine Months Ended
                                                                        June 30,                    June 30,
                                                                   2001          2000          2001          2000
Net sales............................................        $ 1,589,000   $ 1,647,000   $ 5,444,000   $ 5,147,000
Costs and expenses:
 Cost of goods sold..................................            709,000       787,000   $ 2,668,000     2,494,000
 Selling, general and administrative.................          1,422,000     1,019,000     4,118,000     2,441,000
 Research and development............................            491,000       923,000     1,825,000     2,682,000
                                                             -----------   -----------   -----------   -----------

  Total costs and operating expenses.................          2,622,000     2,729,000     8,611,000     7,617,000
                                                             -----------   -----------   -----------   -----------
Loss from Operations.................................         (1,033,000)   (1,082,000)   (3,167,000)   (2,470,000)

Other income:
Non - recurring impairment of marketable securities..            953,000       953,000
Interest income......................................                           85,000                     224,000
Other (Note 5).......................................           (100,000)                    (19,000)
                                                             -----------   -----------    ----------    -----------

Net loss, including non-recurring item...............         (1,886,000)     (997,000)   (4,101,000)   (2,246,000)

Other Comprehensive Loss:
 Unrealized (loss) gain on marketable securities.....            155,000        28,000       155,000      (109,000)
                                                             -----------   -----------   -----------   -----------
Comprehensive Loss...................................        $(1,731,000)  $  (969,000)  $(3,946,000)  $(2,355,000)
                                                             ===========   ===========   ===========   ===========

Basic and dilutive net loss per share (Note 3).......             $(0.15)       $(0.08)       $(0.33)       $(0.19)
                                                             ===========   ===========   ===========   ===========

Weighted average number of shares outstanding:.......         12,550,300    11,830,369    12,375,228    11,330,411
                                                             ===========   ===========   ===========   ===========





     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                             2001          2000
Cash flows from operating activities:
Net loss...............................................................................  $(4,101,000)  $(2,246,000)
Adjustments to reconcile net loss to net cash used in operating activities:............
 Impairment of marketable securities...................................................      953,000
 Depreciation and amortization.........................................................      149,000       137,000
 Value of employees' stock options issued below fair value.............................                      6,000
 Changes in operating assets and liabilities, net of assets and liabilities acquired:
  (Increase) decrease in trade accounts receivable, net................................     (359,000)      680,000
  Increase in inventories..............................................................     (784,000)   (1,166,000)
  Increase in other current assets.....................................................       38,000       (22,000)
  Increase in accounts payable.........................................................    1,636,000       107,000
  Increase (decrease) in accrued expenses..............................................      222,000       (81,000)
  (Decrease) increase in deferred income...............................................        4,000       (25,000)
                                                                                         -----------   -----------
  Net cash flows used in operating activities..........................................   (2,242,000)   (2,610,000)
                                                                                         -----------   -----------
Cash flows from investing activities:
  Capital expenditures.................................................................     (258,000)      (94,000)
  Purchase of marketable securities....................................................                 (2,679,000)
  Sale of marketable securities........................................................    2,231,000
  Other................................................................................                      3,000
                                                                                         -----------   -----------
  Net cash provided by (used in) investing activities..................................    1,973,000    (2,770,000)
                                                                                         -----------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock, net..............................................                  2,124,000
  Paydown of long-term obligations.....................................................     (123,000)
  Proceeds from the exercise of stock options..........................................       25,000       289,000
                                                                                         -----------   -----------
Net cash (used in) provided by financing activities....................................      (98,000)      278,000
                                                                                         -----------   -----------

Net decrease in cash and cash equivalents..............................................     (367,000)   (1,239,000)
Cash and cash equivalents at beginning of period.......................................      466,000     3,212,000
                                                                                         -----------   -----------
Cash and cash equivalents at end of period.............................................  $    99,000   $ 1,973,000
                                                                                         ===========   ===========
Non cash investing and financing activities-
Common stock issued for acquisition of MST.............................................  $   792,000
                                                                                         ===========   ===========


     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2001, the results of operations for the three and nine-month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB for the year ended September 30, 2000.

NOTE 2 - Selected Balance Sheet Items

                                            June 30, 2001
                                            -------------
  Inventories consist of the following:

  Raw material                               $ 2,531,000
  Work-in-process                              1,252,000
  Finished goods                               1,342,000
                                             -----------
                                             $ 5,125,000
                                             ===========
Net properties consist of the following:

  Furniture and equipment                    $ 3,566,000
  Leasehold improvements                         461,000
  Other                                           22,000
                                             -----------
Total properties                               4,049,000

Accumulated depreciation and amortization     (3,256,000)
                                             -----------

Net properties                               $   793,000
                                             ===========

NOTE 3 - Marketable Securities

Marketable securities at June 30, 2001 consist entirely of an investment in an equity hedge fund which suffered a significant loss during the second quarter. Management determined a permanent impairment to the asset value should be recognized at June 30, 2001, based on the proceeds received from the liquidation of its marketable securities in July 2001 for approximately $47,000. Accordingly, management recorded a charge of $953,000 to operations during the three months ended June 30, 2001. The Company has no additional marketable securities held at June 30, 2001

NOTE 4 - Earnings Per Share

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's and the Company's majority owned subsidiary Cardiodyne's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 5 - Acquisition of Subsidiary

On November 30, 2000, the Company acquired 100% of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, TX based company that provides medical lasers and other equipment to hospitals and surgery centers on a "per case" rental basis, for 500,000 shares of the Company common stock valued at $792,000. The Company recorded goodwill of $666,000 resulting from the transaction, which will be amortized on a straight-line basis over ten years.

NOTE 6 - Proposed Business Combination

In May 2001, the Company entered into a non-binding letter of intent with The Emergent Group (OTC:EMGR.OB) to effect a business combination of the two entities The business combination is predicated upon the execution of a definitive agreement, the approval of such definitive agreement by the Boards of Directors of both companies, and the ratification of the agreement by the shareholders of both companies, if necessary. In addition, the Company was to receive $600,000 in funds to be used for working capital purposes. The parties were unable to reach a definitive agreement and the transaction was terminated.

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

Overview

The condensed consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"), and its wholly-owned subsidiary, Mobile Surgical Technologies, Inc. ("MST") Cardiodyne has substantially ceased operations and product development during this fiscal year. MST's operations represent less than 10% of consolidated operating assets and revenues.

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000.

During the quarter ended June 30, 2001, our net revenues decreased 1% from the same quarter of the previous year from $1,647,000 to $1,589,000. During the current quarter, we recorded $240,000 of product returns resulting from a sale made in December 2000. Our laser revenues increased from $477,000 to $478,000 (exclusive of the returns above), while our disposable systems decreased from $883,000 to $835,000. Rental revenues were approximately $276,000 for the three months ended June 30, 2001 versus $54,000 in the comparable quarter in the prior year. We also have sales from parts and repair services.

Cost of goods sold was 45% of net sales during the three months ended June 30, 2001 compared to 48% for the third quarter of fiscal 2000. The decrease in cost of goods sold as a percentage of revenues was due to the sales mix, with disposable systems achieving higher overall margins.

Selling, general and administrative expenses increased to $1,422,000 for the current quarter compared to $1,019,000 for the quarter ended June 30, 2000, a increase of $403,000 or 40%. The increase in selling, general and administrative expenses is attributed to the expansion of our sales and marketing efforts, increases in costs of rents, utilities and insurance costs and the addition of our Chief Executive Officer in December 2000. We anticipate that the current level of sales and marketing expenditures will continue into the foreseeable future, while continuing cost reduction measures in other areas of the Company.

Research and development expenditures for the quarter ended June 30, 2001, decreased 32% from the prior quarter from $923,000 to $491,000 primarily due to the cessation of expenditures on the development of Cardiodyne's Laser TMR and Injection System.

Our unrealized loss on marketable securities relates to an investment we made in an equity hedge fund which suffered a significant loss during the second quarter of fiscal 2001. We determined a permanent impairment to the asset value should be recognized at June 30, 2001, based on the proceeds the Company received from the liquidation of its entire investment in July 2001 for approximately $47,000. Accordingly, we recorded a charge of $953,000 to operations during the three months ended June 30, 2001.

During the three months ending June 30, 2001, the company received $100,000 in interest income relating to a loan made to Cardiomedics, Inc., a related party.

For the current quarter, the Company incurred a net loss of $1,886,000 or $0.15 per share compared to a net loss of $997,000 or $0.08 per share for the prior year period. Our net losses resulted from the loss on the impairment of our marketable securities totaling $953,000, the increase in our sales and marketing costs which resulted in no significant increase in sales, and increases to our operating expenses with a reduction in R&D. Management is currently reviewing expenditures to further reduce payroll, sales and marketing and administrative related expenses.

Liquidity and Capital Resources
-------------------------------

We continue to incur operating losses and we expect to continue incurring losses for the foreseeable future. Our working capital decreased from $8,065,000 at September 30, 2000 to $4,016,000 at June 30, 2001. Our quick ratio (cash and accounts receivable, net, divided by current liabilities) was 0.50 to 1. The Company's trade payables are critically extended and several creditors have taken legal action in an attempt to secure judgments against the Company. Our $1,000,000 investment in an equity hedge fund realized $47,000 in July 2001, which exacerbated our financial crisis. We have eliminated Cardiodyne's research and development expenses, and we have also implemented cost reductions at Trimedyne; however, the Company continues to incur significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements have been prepared on a going concern basis. The Company's Chief Executive Officer and Chief Financial Officer resigned July 2001. Our Chairman and former Chief Executive Officer Mr. Loeb was named the Chief Executive Officer. Our Chief Financial Officer has not been replaced. Management's plans with respect to these factors are as follows:

        . Obtain a minimum equity investment of $2,000,000 to pay past-due obligations and future obligations as they become due. Management will seek $2,000,000 to $4,000,000 in equity financing,

        . Continue to reduce operating overhead to the extent possible. We may require further payroll reductions. During the nine months ended June 30, 2001, we have terminated approximately 25 employees in an effort to reduce our operating costs,

        . Continue to work with vendors to secure credit or COD terms for purchases of component parts. Seek possible debt forgiveness with certain vendors through of court settlements.

There are no assurances that management's plans will be successful. No adjustments have been made to the Company's consolidated financial statements as a result of these uncertainties.

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


                                TRIMEDYNE, INC.



Date: August 20, 2001            s/ MARVIN P. LOEB
     ----------------            ------------------------
                                 Marvin P. Loeb
                                 Chairman and
                                 Chief Executive Officer