Form 10QSB/A
period 2001-06-30
TRIMEDYNE INC
filed 2001-09-24
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDED FORM 10-QSB
                                QUARTERLY REPORT

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


                      15091 Bake Parkway, Irvine, Ca 92618
              (Address of principal executive offices)  (Zip Code)

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

Yes    x      No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                             Outstanding at August 24, 2001
----------------------------                 ------------------------------
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

                                TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                     ASSETS

                                                              June 30,2001
Current Assets:
  Cash and cash equivalents.................................  $     99,000
  Marketable securities (Note 2)............................        47,000
  Trade accounts receivable, net of allowance for doubtful
   accounts of $404,000.....................................     1,242,000
  Inventories (Note 2)......................................     5,125,000
  Other.....................................................       355,000
                                                              ------------
        Total Current Assets................................     6,868,000
                                                              ------------

Goodwill (Note 5)...........................................       633,000
Net Properties (Note 2).....................................       793,000
                                                              ------------
                                                              $  8,294,000
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $  2,074,000
  Accrued expenses..........................................       706,000
  Deferred income...........................................        72,000
                                                              ------------
    Total Current Liabilities...............................     2,852,000

 Long Term Obligations......................................       116,000
                                                              ------------
 Total Liabilities..........................................     2,968,000

Stockholders' Equity:
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 12,815,510 shares issued....................       120,000
  Capital in excess of par value............................    46,461,000
  Accumulated deficit.......................................   (40,542,000)

Less shares of common stock held in treasury
 At cost, 101,609 shares....................................      (713,000)
                                                              ------------

Total Stockholders' Equity..................................     5,326,000
                                                              ------------
                                                              $  8,294,000
                                                              ============

     See accompanying notes to condensed consolidated financial statements

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months Ended           Nine Months Ended
                                                                     June 30,                    June 30,
                                                                 2001          2000          2001          2000
Net sales............................................        $ 1,589,000   $ 1,647,000   $ 5,444,000   $ 5,147,000
Costs and expenses:
 Cost of goods sold..................................            709,000       787,000   $ 2,668,000     2,494,000
 Selling, general and administrative.................          1,422,000     1,019,000     4,118,000     2,441,000
 Research and development............................            491,000       923,000     1,825,000     2,682,000
                                                             -----------   -----------   -----------   -----------

  Total costs and operating expenses.................          2,622,000     2,729,000     8,611,000     7,617,000
                                                             -----------   -----------   -----------   -----------
Loss from Operations.................................         (1,033,000)   (1,082,000)   (3,167,000)   (2,470,000)

Other income:
Non - recurring impairment of marketable securities..            953,000                     953,000
Interest income......................................                           85,000                     224,000
Other (Note 5).......................................           (100,000)                    (19,000)
                                                             -----------   -----------   -----------   -----------

Net loss, including non - recurring item.............         (1,886,000)     (997,000)   (4,101,000)   (2,246,000)

Other Loss:
 Unrealized (loss) gain on marketable securities.....                           28,000                    (109,000)
                                                             -----------   -----------   -----------   -----------
Net Loss.............................................        $(1,886,000)  $  (969,000)  $(4,101,000)  $(2,355,000)
                                                             ===========   ===========   ===========   ===========

Basic and dilutive net loss per share (Note 3).......        $     (0.15)  $     (0.08)  $     (0.33)  $     (0.20)
                                                             ===========   ===========   ===========   ===========

Weighted average number of shares outstanding:.......         12,550,300    11,830,369    12,375,228    11,330,411
                                                             ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                                TRIMEDYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                             2001          2000
Cash flows from operating activities:
Net loss...............................................................................  $(4,101,000)  $(2,246,000)
Adjustments to reconcile net loss to net cash used in operating activities:
 Impairment of marketable securities...................................................      953,000
 Depreciation and amortization.........................................................      149,000       137,000
 Value of employees' stock options issued below fair value.............................                      6,000
 Changes in operating assets and liabilities, net of assets and liabilities acquired:
  (Increase) decrease in trade accounts receivable, net................................     (359,000)      680,000
  Increase in inventories..............................................................     (784,000)   (1,166,000)
  Increase in other current assets.....................................................       38,000       (22,000)
  Increase in accounts payable.........................................................    1,636,000       107,000
  Increase (decrease) in accrued expenses..............................................      222,000       (81,000)
  (Decrease) increase in deferred income...............................................        4,000       (25,000)
                                                                                         -----------   -----------
  Net cash flows used in operating activities..........................................   (2,242,000)   (2,610,000)
                                                                                         -----------   -----------
Cash flows from investing activities:
 Capital expenditures..................................................................     (258,000)      (94,000)
 Purchase of marketable securities.....................................................                 (2,679,000)
 Sale of marketable securities.........................................................    2,231,000
 Other.................................................................................                      3,000
                                                                                         -----------   -----------
  Net cash provided by (used in) investing activities..................................    1,973,000    (2,770,000)
                                                                                         -----------   -----------
Cash flows from financing activities:
 Proceeds from sale of common stock, net...............................................                  2,124,000
 Paydown of long-term obligations......................................................     (123,000)
 Proceeds from the exercise of stock options...........................................       25,000       289,000
                                                                                         -----------   -----------
Net cash (used in) provided by financing activities....................................      (98,000)    2,413,000
                                                                                         -----------   -----------

Net decrease in cash and cash equivalents..............................................     (367,000)   (2,967,000)
Cash and cash equivalents at beginning of period.......................................      466,000     3,212,000
                                                                                         -----------   -----------
Cash and cash equivalents at end of period.............................................  $    99,000   $   245,000
                                                                                         ===========   ===========
Non cash investing and financing activities-
Common stock issued for acquisition of MST.............................................  $   792,000
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
                                              ===========

NOTE 3 - Marketable Securities

Marketable securities at June 30, 2001 consisted entirely of an investment in an equity hedge fund. Management determined a permanent impairment to the asset value should be recognized at June 30, 2001, based on the proceeds received from the liquidation of the hedge fund in July 2001 for approximately $47,000. Accordingly, management recorded a charge of $953,000 to operations during the three months ended June 30, 2001. The Company had no additional marketable securities at June 30, 2001

NOTE 4 - Earnings Per Share

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

NOTE 6 - Proposed Business Combination

In May 2001, the Company entered into a non-binding letter of intent with The Emergent Group (OTC:EMGR.OB) to effect a business combination of the two entities. The business combination was predicated upon the execution of a definitive agreement, the approval of such definitive agreement by the Boards of Directors of both companies, and the ratification of the agreement by the shareholders of both companies, if necessary. The parties were unable to reach a definitive agreement and the transaction was terminated.

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

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000.
-------------------------------------------------------------------

During the quarter ended June 30, 2001, our net revenues decreased 1% from the same quarter of the previous year from $1,647,000 to $1,589,000, after recording a charge of $240,000 from a sale made in December 2000 for which payment was not received, and the products were returned. Rental revenues were approximately $276,000 for the three months ended June 30, 2001 versus $54,000 in the comparable quarter of the prior year. We also had sales from parts and repair services.

Cost of goods sold was 45% of net sales during the three months ended June 30, 2001, compared to 48% for the third quarter of fiscal 2000. The decrease in cost of goods sold as a percentage of revenues was due to the sales mix, with disposable systems achieving higher overall margins.

Selling, general and administrative expenses increased to $1,422,000 for the current quarter, compared to $1,019,000 for the quarter ended June 30, 2000, a increase of $403,000 or 40%. The increase in selling, general and administrative expenses is attributed to an increase in sales and marketing costs, increases in rent, utilities and insurance costs and the addition of a Chief Executive Officer in December 2000. We expect our SG&A expenses will be reduced in the coming quarters.

Research and development expenditures for the quarter ended June 30, 2001, decreased 47% from the prior quarter from $923,000 to $491,000, primarily due to the cessation of expenditures on the development of Cardiodyne's Laser TMR and Injection System.

Our unrealized loss on marketable securities relates to an investment made in July, 2000 by a former officer of the Company, without the knowledge of the then Chief Executive Officer or other members of the Board of Directors, in an equity hedge fund which suffered significant losses. We determined a permanent impairment to the hedge fund should be recognized at June 30, 2001, based on the proceeds the Company received from the liquidation of its $1,000,000 investment in the hedge fund in July 2001 for approximately $47,000. Accordingly, we recorded a charge of $953,000 in the quarter ended June 30, 2001.

During the three months ending June 30, 2001, the company received $100,000 in full repayment of rentals and interest thereon owed by Cardiomedics, Inc., a related party.

For the current quarter, the Company incurred a loss from operations of $1,033,000, compared to $1,082,000 for the prior year quarter. After taking into account interest, the aforementioned loss on the investment, interest and other items, we suffered a net loss of $1,886,000 or $0.15 per share, compared to a net loss of $997,000 or $0.08 per share for the prior year period. Our net loss resulted from the aforementioned $953,000 loss on the hedge fund investment, an increase in our sales and marketing costs, which resulted in no significant increase in sales, and increases in our operating expenses, partially offset by a reduction in R&D costs. Management is currently reviewing expenditures to further reduce payroll, sales and marketing and administrative related expenses.

Nine Months Ended June 30, 2001 compared to nine months ended June 30, 2000.
----------------------------------------------------------------------------

     During the nine month period ended June 30, 2001, our net revenues increased 6% to $5,444,000 from $5,147,000, due to increases in revenues during the first two quarters of the period.

     Cost of goods sold was 49% of net sales during the nine months ended June 30, 2001, which was comparable to the 48% of net sales for the same period of the prior year.

     Selling, general and administrative expenses increased by $1,667,000 or 69% to $4,118,000 from $2,441,000 for the prior nine month period, largely due to sharply increased sales and marketing expenses and legal fees incurred in defending a lawsuit, which was decided in our favor.

     Research and development expenses declined by $857,000 or 32% to $1,825,000 from $2,682,000 for the prior nine month period, largely due to ceasing Cardiodyne's product development efforts.

     In the current nine month period, the company incurred a loss from operations of $3,167,000, compared to $2,470,000 for the same period of last year, largely due to the increase in selling, general and administrative expense, which was partially offset by the reduction in research and development expenses. After taking account into the aforementioned investment loss, interest and other items, we suffered a net loss of $4,101,000 or $0.33 per share for the current nine month period, compared to $2,246,000 or $0.20 per share for the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

We continue to incur operating losses and expect such losses may continue in the future. Our working capital decreased from $8,065,000 at September 30, 2000 to $4,016,000 at June 30, 2001. Our quick ratio (cash and accounts receivable, net, divided by current liabilities) was 0.50 to 1. The loss of $953,000 on the hedge fund investment exacerbated our working capital problems. The Company's trade payables are over extended. Although no lawsuits have been filed against us by creditors, such may occur if we are unable to reduce our accounts payable.

We have eliminated Cardiodyne's research and development expenses, and we are continuing to implement other cost reductions. Our efforts are focused on raising money through the sale of our equity securities or intellectual properties, collecting our receivables and selling products from our inventory, in order to reduce our payables and fund ongoing operations.

The Company's Chief Executive Officer and Chief Financial Officer resigned in July 2001. Our Chairman and former Chief Executive Officer, Mr. Loeb, resumed the duties of Chief Executive Officer. Our Chief Financial Officer has not been replaced.

Management's plan with respect to improving our financial condition is as follows:

   . Obtain a minimum equity investment of $2,000,000 to pay past-due obligations and future obligations as they become due.

   . Obtain funds by aggressively collecting our receivables and selling finished products from our inventory.

   . Continue to reduce costs and operating expenses. To do so, may require further payroll reductions. During the nine months ended June 30, 2001, we reduced our staff by approximately 25 employees in an effort to reduce our operating costs.

   . Continue to work with vendors to secure credit or shipments on a COD basis for purchases of component parts.

There is no assurance that management's efforts in these endeavors will be successful. No adjustments have been made to the Company's consolidated financial statements as a result of these uncertainties. Our financial statements have been prepared on a going concern basis. If we are unable to collect a substantial portion of our $1.2 million in receivables (after a $400,000 reserve for bad debts), sell a significant portion of the approximately $2 million of finished goods in inventory or raise at least $2 million of capital, we may be unable to continue to operate as a going concern.

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


                                TRIMEDYNE, INC.



Date: August 20, 2001                 /s/ MARVIN P. LOEB
      ------------------              ------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer