Form 10KSB
period 2001-09-30
TRIMEDYNE INC
filed 2002-01-16
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001         COMMISSION FILE NO. 0-10581
--------------------------------------------


                             ----------------------




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

                             ----------------------



          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value per Share

                                (Title of Class)

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____

The aggregate market value of voting stock held by non-affiliates of registrant on December 15, 2001, based upon the closing price of the common stock on such date was $6,071,112.

As of December 15, 2001, there were outstanding 13,491,630 shares of registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.________

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS.........................................................   3
            General.......................................................   3
            Orthopedics, Urology and Other Surgical Specialties...........   4
            Subsequent Events.............................................   4
            Cardiodyne....................................................   5
            New Products..................................................   5
            License Agreements............................................   5
            Research and Development......................................   6
            Manufacturing, Supply Agreements..............................   6
            Marketing.....................................................   6
            Government Regulation.........................................   6
            Employees.....................................................   8
            Patents and Patent Applications...............................   8
            Competition...................................................   9
            Insurance.....................................................   9
            Foreign Operations............................................   9


ITEM 2.  PROPERTIES.......................................................   9
ITEM 3.  LITIGATION.......................................................   9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  10


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.......................................................  10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
            OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION...............  10
ITEM 7.  FINANCIAL STATEMENTS.............................................  12
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  12


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....  13
ITEM 10. EXECUTIVE COMPENSATION...........................................  13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  13
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  13
ITEM 13. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................  13
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.................................  13
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................... F-1

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

General

Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers, Nd:YAG "thermal" continuous wave Lasers and proprietary, disposable fiber-optic laser delivery devices for use in orthopedics, lithotripsy (fragmentation of stones in the kidney, urether, and bladder), ear, nose and throat ("ENT") surgery, gynecology, general surgery and other medical specialties.

In 1991 the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology, gynecology, general surgery and ENT surgery. The Company's Holmium laser was earlier cleared for sale by the FDA for use in the above mentioned fields. In November 1999 it was cleared by the FDA for use in gastrointestinal surgery, including excision of colorectal and other tumors and fragmentation of gall bladder and other biliary stones, and in December 2000 it was cleared by the FDA for treating herniated or ruptured lumbar disks in a minimally invasive procedure called a foraminoplasty. The Company is also engaged in the development of new laser products for other surgical applications. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

In mid-2000, the Company established a new marketing strategy, under which the Company provides lasers to laser rental companies and shares in the revenues generated by these companies from renting the lasers to hospitals and surgery centers on a "fee per case" basis. In November 2000, The Company acquired Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas- based company that provides lasers and other equipment to users on a "fee per case" basis in the Southwest. In mid-2001, the Company entered into a Letter of Intent to acquire Surgical Alliance, Inc., which is based in Birmingham, AL and rents lasers and provides operators to hospitals and surgery center in the Southeast. In mid-2001, the Company terminated negotiations to merge with Medical Resources and management, Inc. (MRM) which negotiation began earlier in Fiscal 2001.

Net revenue of the Company in fiscal 2001 increased to 7,338,000 from 6,095,000 for the prior year. The Company had a net loss of $7,747,000 or $(0.62) per share in fiscal 2001, compared to a net loss of $4,700,000 or $(0.41) per share in fiscal 2000.

The Company believes its future lies in expanding the sales of its laser products in its existing business areas, expanding its "fee per case" laser rental services and introducing new laser products for use in orthopedics, lithotripsy, gynecology, ENT surgery and gastrointestinal surgery. (See "New Products" for a description of the new products that the Company is developing).

The Company's working capital on September 30, 2001 was $1,536,000. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. In addition to its 90% owned subsidiary, Cardiodyne, Inc., which is inactive, until January 1997, the Company had a 90% owned subsidiary, Poly- Optical, which manufactured plastic optical fibers for use in automotive, consumer, industrial and medical products. Poly-Optical was sold in January 1997. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiary, Cardiodyne. The Company's principal executive offices are located at 15091 Bake Pkwy., Irvine, CA 92619, and its telephone number is (949) 559-5300.

Orthopedics, Urology And Other Surgical Specialties

Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past three years, the Company's sales of Holmium lasers in arthroscopy have declined, due to the introduction of lower priced radiofrequency ("RF") devices by competitors. The Company anticipates that the recent introduction of lower cost disposable devices, and the new "fee-per-case" revenue model, will reverse the trend of declining arthroscopy sales by making laser-assisted arthroscopy procedures more affordable.

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

In December 2000, the Company received clearance from the FDA to market its devices for use in foraminoplasty, a corollary procedure in minimally invasive endoscopic spine surgery in which a laser is used to create an opening into the foraminal space in the space, enabling the surgeon to see the disc, vertebra and nerves. Presently the Company's Holmium laser and laser needles are the only laser devices cleared for sale by the FDA in foraminoplasty procedures, which has generated increased interest by spinal surgeons.

Sales of the Company's Holmium lasers are increasing in lithotripsy for fragmentation of urinary stones in the kidney, ureter and bladder. The Company's Holmium laser is able to fragment stones of any color, composition or hardness. The recent introduction of the Company's new line of fiber optic devices for Holmium lasers is expected to contribute to this growth.

In addition to its 80 watt Holmium laser, the Company commenced marketing a new, smaller 30 watt Holmium laser in December 2000 for use in lithrotripsy, disk decompression, ENT surgery, general surgery, gynecology and gastrointestinal surgery.

Cardiodyne

In October 1996, the Company organized Cardiodyne, a 90% owned subsidiary of the Company, which was developing a proprietary Injection and Laser Transmyocardial Revascularization ("Laser TMR") System for the treatment of severe angina resulting from advanced coronary artery disease. The Company ceased funding Cardiodyne in January 2001, and Cardiodyne is presently inactive.

New Products

The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts is limited.

The Company plans to develop several new disposable devices for use in orthopedics, urology, gynecology, gastrointestinal surgery and ENT surgery, which the Company believes offer advantages over competing technologies. The Company has been issued U.S. patents covering certain of its proposed new products and has filed or plans to file patent applications covering others.

License Agreements

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable, and two license agreements with a competitor under which royalties are payable by the Company. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company, which have been assigned to the Company without royalty. The above patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

Research And Development

From its inception to September 30, 2001, an aggregate of $44,877,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $2,330,000 (including $500,000 of R&D expenses of Cardiodyne) was expended during the fiscal year ended September 30, 2001. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products. In January 2001, the Company ceased funding Cardiodyne's development projects and significantly curtailed Trimedyne's research and development efforts as part of the Company's overall cost reduction program.

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

At September 30, 2001, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 6 independent sales entities with approximately 9 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 10 independent distributors who sell various medical products in approximately 12 foreign countries. The Company presently employs a Vice President - Sales, two Regional Sales Directors, an International Sales Director and a Marketing Director.

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

Employees

On September 30, 2001, Trimedyne had 65 full-time employees, of whom 40 were engaged in production, 12 in R&D, 5 in sales and marketing, and 8 in general and administrative functions. The Company also employs a 1 consultant on an hourly basis.

In July 2001, the Company's Vice Chairman and CEO and the Company's President & CFO resigned as officers and directors of the Company. The Company's Chairman assumed the positions of President and CEO.

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

Patents And Patent Applications

As of September 30, 2001, the Company had been assigned or obtained exclusive or non-exclusive, worldwide licenses to 26 issued U.S. patents and two foreign patents, and has ten U.S. patent applications on file with the U.S. Patent Office, certain of which patent applications are on file in various foreign countries. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this patent.

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

Competition

The Company faces competition from a number of both young and established companies in the medical field. The larger of such established companies include Coherent, Inc., Johnson & Johnson, Boston Scientific, Inc., ESC Medical Systems, Inc. Circon, Inc. and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the younger companies with which the Company competes are Laserscope, Inc., Surgical Laser Technologies, Inc., Convergent, Inc. and others, certain of which are publicly held.

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

Foreign Operations

In fiscal 2001, sales of products in foreign countries accounted for approximately 19% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at approximately $40,000 per month through Dec., 2005.

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

ITEM 3. LITIGATION

In September 1999, the co-inventor of the Company's Urolase(R) product filed suit against the Company and C.R. Bard, Inc., seeking damages and a share of the proceeds of the 1998 settlement of the Company's lawsuit against Bard. The lawsuit was settled in mid 2001 and all claims against the Company were dismissed and the co-inventor reimbursed the Company for a portion of its legal costs and expenses.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fiscal year ended September 30, 2001, no matters were submitted to a vote of securities holders.

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

2001                                           High        Low
----                                          -------    -------
Quarter ended:
December 31, 2000                             2 7/16     1 9/16
March 31, 2001                                2 19/64    1 1/4
June 30, 2001                                 2          1 17/81
September 30, 2001                            1 29/50      6/25


2000                                           High        Low
----                                          -------    -------
Quarter ended:
December 31, 1999                             2 9/16     1 9/16
March 31, 2000                                6 5/8      2 5/32
June 30, 2000                                 3 5/8      1 15/16
September 30, 2000                            2 9/16     1 13/16


     B.   Holders of Common Stock

     As of September 30, 2001, there were approximately 1,100 holders of record of the Company's Common Stock and an additional estimated 9,200 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

Consolidated Results of Operations Fiscal years 2001 and 2000

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2001 and 2000.

                                                  Year Ended September 30,
                                                     2000         2001
                                                    ------       ------
Net revenues                                        100.0%       100.0%
Cost of goods sold                                   56.7         88.3
Selling, general and administrative                  67.9         73.2
Research and development                             57.2         31.8
Interest income                                       4.1          3.0
Other expense                                           -         15.6
Other income                                          0.5          0.3
Net loss                                            (77.0)      (105.6)

Net Revenues

Total revenues increased 20.4% in fiscal 2001 to $7,338,000 from 6,095,000 in fiscal 2000, due to aggressive promotion of laser sales for lithotripsy and disc procedures. More incentives and promotions, including offers of service contracts and fiber demo kits were packaged with laser sales to make products more attractive to customers. The acquisition of MST contributed approximately $556,000 in revenues during fiscal 2001.

International export revenues were $1,265,000 for fiscal 2001 and $1,001,000 for fiscal 2000. The increase in fiscal 2001 resulted from obtaining new distributors in the Asian market, specifically in China and Korea.

Cost of Goods Sold

Cost of goods sold in fiscal 2001 was approximately 88.3% of net revenues, compared to 56.7% in fiscal 2000, attributed to the ratio of sales to fixed manufacturing overhead. The Company recorded a charge during the year for $1,463,000 in inventory and overhead adjustments. Additionally, it recorded provisions for impairment of inventory on hand and for losses on purchase commitments totaling $868,000 and $263,000, respectively. The Company did not experience significant cost increases in component parts, labor or overhead in fiscal 2001versus 2000.

Gross Profit

Gross profit for the year ended September 30, 2001 decreased $1,777,000 or 67% from fiscal 2000. The decrease resulted from higher reserves required for laser inventories due to decreased production. Additionally, with the slow-down of production and minimal decreases in overhead during the year, margins on net sales were lower.

Research and Development Expenses (R&D)

R&D expenses were $2,330,000 in fiscal 2001, compared to $3,486,000 in fiscal 2000. R&D spending in fiscal 2001 was lower, as the Company ceased funding of the development of Cardiodyne's proposed products in January 2001. R&D as a percentage of net revenues decreased to 31.8% of net revenues in fiscal 2001 vs. 57% in fiscal year 2000, attributed to the lower R&D costs and increased revenues from sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 30% to $5,373,000 in fiscal 2001, compared to $4,136,000 in fiscal 2000. The increase in fiscal 2001 is attributed to compensation expense of $660,000 recorded for the issuance of 425,832 shares of common stock pursuant to an anti-dilution clause related to the private placement memorandum in fiscal 2000 and compensation expense of $162,000 recorded for the modification during the year of fixed stock option awards.

SG&A expenses increased as a percentage of net revenues in fiscal 2001 over fiscal 2000, (73.2% and 67.9%, respectively), due to the aforementioned charges during fiscal 2001.

Interest and Other Income and Net Income

Interest income in fiscal 2001 was $220,000 compared to $249,000 in fiscal 2000. The levels of cash and equivalents available for investment in interest bearing securities were $84,000 and $3,543,000 as of September 30, 2001 and 2000, respectively. In 2001, the Company generated less income on its investments than in 2000 due to the decline in value of the investments and the decreased overall level of cash available for investment. As a result of the decline in the value of the investments, the Company incurred a loss on sale of investments of $1,143,000 during fiscal 2001.

As a result of all of the above, fiscal 2001 net loss was $7,747,000, compared to a net loss of $4,700,000 in fiscal 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $1,536,000 compared to $8,065,000 at the end of fiscal 2000. Cash, cash equivalents and marketable securities decreased by $3,459,000 in fiscal 2000 to $84,000 at September 30, 2001.

In 2001, net cash used in operating activities was $2,408,000, which resulted principally from losses incurred of $7,747,000 offset by non-cash adjustments from a loss on investment of $1,143,000, inventory impairment of $1,131,000, compensation related to stock issuances and option grants of $855,000 and a decrease in accounts receivable and an increase in liabilities of $1,990,000.

Net cash provided by investing activities was $1,938,000 in fiscal 2001 compared to net cash used of $1,125,000 in fiscal 2000. The increase in cash from investing activities in fiscal 2001 was primarily due to the sale of marketable securities of $2,089,000. In fiscal 2000, net purchases of marketable securities totaled $1,001,000.

Net cash provided by financing activities in fiscal 2001 was $88,000 from the exercise of stock options of $198,000 offset by payments on long-term obligations of $110,000.

Management has implemented cost reductions that include discontinuing the development of Cardiodyne's products and the postponement of certain development projects. The Company will further seek to reduce and control its overhead by outsourcing significant portions of its manufacturing process and further reducing its management and staff. The Company will seek additional financing to finance its manufacturing operations, expand its sales and marketing efforts, to continue development of new products and to reduce accounts payable. Sources of additional financing may include the sale of equity securities of the Company and the sale or licensing of certain patent rights.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Financial Statements.

            See "Index to Consolidated Financial Statements" included in this report at Page F-1.

  (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2001.

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

Filed Herewith

10(j)  Industrial Lease dated April 2001.

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

                                                   Trimedyne, Inc.


Date: January 15, 2002                             /s/ Marvin P. Loeb
      ----------------                             ----------------------------
                                                   Marvin P. Loeb,
                                                   Chairman, President and
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date
---------                         -----                       ----


/s/ Marvin P. Loeb                Chairman of the              January 15, 2002
------------------------------    Board of Directors,          ----------------
Marvin P. Loeb                    President & CEO


/s/ Donald Baker                  Director                     January 15, 2002
------------------------------                                 ----------------
Donald Baker

/s/ Richard F. Horowitz           Director                     January 15, 2002
------------------------------                                 ----------------
Richard F. Horowitz

                                TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 7:

Consolidated Financial Statements:

     Report of Independent Accountants                                   F-2

     Consolidated Balance Sheet at September 30, 2001                    F-3

     Consolidated Statements of Operations and Comprehensive Loss
     for each of the two years in the period ended September 30, 2001    F-4

     Consolidated Statements of Stockholders' Equity for each of
     the two years in the period ended September 30, 2001                F-5

     Consolidated Statements of Cash Flows for each of the two years
     in the period ended September 30, 2001                              F-6

     Notes to Consolidated Financial Statements                          F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company"), as of September 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimedyne, Inc. and subsidiaries, as of September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has a deficit in its liquid net assets, is unable to pay its current obligations and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ McKennon, Wilson & Morgan LLP
                                                -----------------------------

Irvine, California
January 10, 2002

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                September 30,
                                                                ------------
                                                                    2001
                                                                    ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $     84,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $406,000                              1,270,000
  Inventories                                                      2,881,000
  Other                                                              271,000
                                                                ------------
        Total current assets                                       4,506,000
  Goodwill, net                                                      616,000
  Property and equipment, net                                        696,000
                                                                ------------
                                                                $  5,818,000
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                              $  2,039,000
  Accrued expenses                                                   704,000
  Other current liabilities                                           10,000
  Deferred income                                                    217,000
                                                                ------------
        Total current liabilities                                  2,970,000

Long-term obligations                                                129,000
                                                                ------------
Total liabilities                                                  3,099,000

Commitments and Contingencies (Note 6)

Stockholders' equity:
  Common stock - $.01 par value; 30,000,000 shares
    authorized, 13,591,369 shares issued
    and 13,489,760 shares outstanding                                137,000
  Capital in excess of par value                                  47,483,000
  Accumulated deficit                                            (44,188,000)
                                                                ------------
                                                                   3,432,000

  Less treasury stock, at cost, 101,609 shares                      (713,000)
                                                                ------------
        Total stockholders' equity                                 2,719,000
                                                                ------------
                                                                $  5,818,000
                                                                ============

                 See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS

                                               For The Years Ended September 30,
                                               ---------------------------------
                                                    2000             2001
                                                    ----             ----
Net revenues:
  Products                                      $ 5,166,000        5,513,000
  Service and rental                                929,000        1,825,000
                                                -----------      -----------
                                                  6,095,000        7,338,000
                                                -----------      -----------

Cost of sales:
  Products                                        2,761,000        5,450,000
  Service and rental                                697,000        1,028,000
                                                -----------      -----------
                                                  3,458,000        6,478,000
                                                -----------      -----------

Gross Profit                                      2,637,000          860,000

Selling, general and administrative expenses      4,136,000        5,373,000
Research and development expenses                 3,486,000        2,330,000
                                                -----------      -----------

Loss from operations                             (4,985,000)      (6,843,000)

Other income:
  Interest income                                   249,000          220,000
  Loss on investments                                    --       (1,143,000)
  Other                                              36,000           19,000
                                                -----------      -----------

Net loss                                        (4,700,000)      (7,747,000)

Other comprehensive loss -
  Unrealized loss on marketable securities          (94,000)              --
                                                -----------      -----------


Comprehensive loss                              $(4,794,000)     $(7,747,000)
                                                ===========      ===========


Basic and diluted net loss per share            $     (0.41)      $    (0.61)
                                                ===========      ===========

Basic and diluted weighted average
 common shares outstanding:                      11,615,000       12,615,000
                                                 ==========       ==========

                See Notes to Consolidated Financial Statements

TRIMEDYNE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                              Common Stock            Capital In                      Other
                              ------------            Excess of      Accumulated  Comprehensive     Treasury
                          Shares           Amount     Par Value        Deficit        Loss            Stock         Total
                          ------           ------     ---------        -------        ----            -----         -----
Balances at
September 30, 1999        11,083,665      $111,000   $43,249,000    $(31,741,000)   $(61,000)       $(713,000)   $10,845,000

Unrealized loss
on marketable
securities                                                                           (94,000)                        (94,000)

Net loss for
the year                                                              (4,700,000)                                 (4,700,000)

Exercise of
stock options                187,494         3,000       288,000                                                     291,000

Proceeds from
private
placement                    660,819         6,000     2,118,000                                                   2,124,000

Value of stock
options issued
below fair value                                           6,000                                                       6,000
                          ----------      --------   -----------    ------------   ---------        ---------    -----------
Balances at
September 30, 2000        11,931,978      $120,000   $45,661,000    $(36,441,000)  $(155,000)       $(713,000)   $ 8,472,000

Unrealized loss
on marketable
securities                                                                           155,000                         155,000

Net loss for
the year                                                              (7,747,000)                                 (7,747,000)

Exercise of
stock options                713,359         7,000       202,000                                                     209,000

Stock issued
to consultants                20,200         1,000        32,000                                                      33,000

Make-up shares issued
pursuant to
private placement            425,832         4,000       656,000                                                     660,000

Additional compensation
for modification
of stock options                                         162,000                                                     162,000

Purchase of
Mobile Surgical
Technologies, Inc.           500,000         5,000       770,000                                                     775,000
                          ----------      --------   -----------    ------------   ---------        ---------    -----------
Balances at
September 30, 2001        13,591,369      $137,000   $47,483,000    $(44,188,000)  $      --        $(713,000)   $ 2,719,000
                          ==========      ========   ===========    ============   =========        =========    ===========

See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For The Years Ended September 30,
                                                           --------------------------------
                                                                2000              2001
                                                                ----              ----
Cash flows from operating activities:
  Net loss                                                   $(4,700,000)      $(7,747,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                               205,000           199,000
     Provision for impairment of inventory                            --         1,131,000
     Provision for bad debt                                           --            38,000
     Loss on sale of investment                                       --         1,143,000
     Fair value of options granted                                    --           162,000
     Fair value of stock issued to consultants                        --            33,000
     Fair value of stock issued pursuant to private placement         --           660,000
     Value of stock options issued below fair value                6,000                --

  Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable, net     1,402,000          (426,000)
     (Increase) decrease in inventories                         (849,000)          329,000
     Decrease in other current assets                             48,000            90,000
     Increase in accounts payable                                 72,000         1,611,000
     (Decrease) increase in accrued expenses                    (159,000)          220,000
     (Decrease) increase in other current liabilities            (61,000)          159,000
                                                             -----------       -----------
     Net cash used in operating activities                    (4,036,000)       (2,398,000)
                                                             -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                          (124,000)         (160,000)
  (Purchase) sale of marketable securities                    (1,001,000)        2,089,000
  Acquisition of MST, net of cash received                            --            (1,000)
                                                             -----------       -----------
     Net cash provided by (used in) investing activities      (1,125,000)        1,928,000
                                                             -----------       -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                        291,000           198,000
  Proceeds from private placement                              2,124,000                --
  Net payments on long-term liabilities                              --          (110,000)
                                                             -----------       -----------
  Net cash provided by financing activities                    2,415,000            88,000
                                                             -----------       -----------

Net (decrease) increase in cash and cash equivalents          (2,746,000)         (382,000)
                                                             ------------      -----------
Cash and cash equivalents at beginning of year                 3,212,000           466,000
                                                             -----------       -----------
Cash and cash equivalents at end of year                     $   466,000       $    84,000
                                                             ===========       ===========

Non-cash investing and financing activities
  Common stock issued for acquisition of MST                 $        --       $   792,000
                                                             ===========       ===========
  Stock options exercised for relief of debt                 $        --       $    11,000
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

Consolidation

The consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne and MST. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company has incurred losses from operations throughout its history and management expects such losses to continue for the foreseeable future. Because of the Company's losses during 2001, the Company's liquid assets declined dramatically and trade payables have become significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters have included efforts to reduce certain of its expenses by reducing personnel positions and reducing certain overhead costs. Management has not taken all the necessary steps to reduce its losses since management is reluctant to terminate research and development staff and sales staff. Management is currently evaluating plans to enable the Company to curtail additional losses. Sources of additional financing include the sale of equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. In fiscal 2001, and the first quarter of fiscal 2002, management has been unsuccessful in obtaining new capital and there are no assurances that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable securities

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments consisted of marketable debt and equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115. Accordingly, such investments are presented as current assets and carried at their estimated fair values in the accompanying consolidated financial statements. Fair value was determined based on quoted market prices. The specific identification method has been used to determine cost for each security. Unrealized losses which are considered temporary are excluded from net income (loss) and reported as a separate component of shareholders' equity, net of the related tax effect and as a component of comprehensive income (loss). When a decline in market value is considered permanent by management, the Company reports such impairment in operations.

Inventories

Inventories consist of raw materials and component parts, and work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out basis. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory. These units are being depreciated over a period of up to 5 years using the straight-line method of depreciation.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates by management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include those made surrounding inventory valuation, as well as allowances for doubtful accounts and deferred income tax assets, losses for contingencies and certain accrued liabilities.

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

Fair value of financial instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist primarily of accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2001 because of the short maturity of these instruments. Receivables from related parties cannot be objectively and fairly valued due to the related party nature of the instrument.

Depreciation and amortization

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease.

Revenue recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States ("GAAP") to revenue recognition in financial statements. The Company recognizes revenue from products once all of the following criteria for revenue recognition have been met:

1) Pervasive evidence that an agreement exists; 2) the products have been shipped; 3) the prices are fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company adopted SAB 101 in the first quarter of fiscal 2001 with no material impact on its consolidated financial statements.

During fiscal 2000, the Company commenced a revenue share program (the "program"), the terms of which include placements of lasers and the sale of delivery and disposable devices discounted at 50%. The Company shares 35% of the customers' revenues generated from surgical procedures in which the Company's devices are used. Generally, customers are required to remit a monthly minimum ranging from $3,000 to $3,800 per laser placed. Revenues from the sale of delivery and disposable devices are recognized upon shipment of product provided that all revenue recognition criteria have been met. Shared revenues are recognized at the end each month pursuant to the terms of each agreement. Revenue in excess of the minimum requirements is recognized when received. As of September 30, 2001, the Company had agreements with three customers under the program. Management has and will continue to analyze the profitability of the program. During fiscal 2001, approximately $263,000 in revenues was recorded under the revenue share program.

The Company sells its products primarily through a direct sales force. In cases where the Company utilizes distributors, it recognizes revenue upon shipment provided that all revenue recognition criteria have been met.

Deferred income consists of the unamortized portion of payments received from customers for extended warranty contracts. Revenue earned under these service contracts is recognized ratably over the life of the related contract (typically one to two years).

Warranty costs

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

Accounting for stock-based compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see Note 8). Stock-based compensation issued to non-employees and consultants are measured at fair value. Common stock purchase options and warrants issued to non-employees and consultants are measured at fair value using the Black-Scholes valuation model. The Company has considered the effects of Interpretation No. 44 of APB No. 25 issued by the FASB when accounting for stock options issued to employees and non-employee directors.

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

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per share information

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred in fiscal 2000 and 2001, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consist of the incremental common shares issuable upon the exercise of stock options, using the treasury stock method, approximated 527,000 and 101,000 shares in fiscal 2000 and 2001, respectively.

Consolidated statements of cash flows

Cash paid for interest and income taxes in 2000 or 2001 was not applicable or not significant.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only element of comprehensive income during fiscal 2000 and 2001 related to unrealized losses on marketable securities.

Segment information

The Company reports information about operating segments as well as disclosures about products and services, geographic areas and major customers (See Note 11). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Accounting for derivatives

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. The adoption of SFAS 133 had no material impact on the Company's consolidated financial statements.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial statements and results of operations.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. The Company is assessing, but has not yet determined, how the adoption of SFAS 143 will impact its financial position and results of operations.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in 2002. The Company is assessing, but has not yet determined, how the adoption of SFAS 144 will impact its financial position and results of operations.

NOTE 3. ACQUISITION

On November 30, 2000, the Company acquired all of the common stock of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based privately held company, in exchange for 500,000 shares of the Company's common stock valued at $775,000 with direct financing costs totaling $17,000. The assets and liabilities of MST were recorded at fair value, with the excess of cost over the fair value of the net assets acquired of $666,000 allocated to goodwill. Goodwill is amortized on a straight-line basis over ten years. As discussed in
Note 2, the Company will evaluate the impact of SFAS 142 on its goodwill. In connection with the acquisition of MST, the Company acquired the following assets and liabilities:

Current assets                      $138,000
Non-current assets, excluding
 Goodwill                            278,000
Goodwill                             666,000
Current liabilities                  (51,000)
Long-term liabilities               (239,000)
                                    --------
                                    $792,000
                                    ========

Amortization of goodwill amounted to $50,000 in fiscal 2001; no goodwill existed in fiscal 2000. The pro forma effects are not considered material to these consolidated financial statements taken as a whole.

NOTE 4. MARKETABLE SECURITIES

Marketable securities during 2001 included an investment in an equity hedge fund which suffered a significant loss during the second quarter of 2001. At that time, management was unable to determine whether the investment was permanently impaired since the value of the investment was volatile. Management determined a permanent impairment to the asset value should be recognized during the third quarter based on the proceeds received from the liquidation of its marketable securities in July 2001 for approximately $47,000. Accordingly, management recorded a charge of $1,143,000 to operations during fiscal 2001. The Company has no marketable securities at September 30, 2001.

NOTE 5. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

Inventories consist of the following at September 30, 2001:

Raw materials                            $1,128,000
Work-in-process                             449,000
Finished goods                            1,304,000
                                          ---------
                                         $2,881,000
                                          =========

The Company has $1.1 million in purchase commitments for inventory, which has been customized for the Company's production specifications and for which suppliers, due to the Company's account not being current, has not released the related inventory. The Company has provided a provision for loss on purchase commitments totaling $263,000, which in management's opinion is considered excess inventory. The net purchase commitment of $837,000 will not be reflected in inventory until such time it is shipped by the vendor.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net consist of the following at September 30, 2001:

Furniture and equipment                                    $ 2,974,000
Leasehold improvements                                         218,000
Other                                                          588,000
                                                           -----------
                                                             3,780,000
Less accumulated depreciation and amortization              (3,084,000)
                                                           -----------
                                                           $   696,000
                                                           ===========

As discussed in Note 7, the Company entered into a new facility lease beginning February 2001. All remaining leasehold improvements related to the previously leased facility have been expensed. In connection with the newly leased facility, the Company incurred $218,000 in fiscal 2001. These leasehold improvements will be amortized over the initial lease term on a straight-line basis through December 2005. Amortization of leasehold improvements in fiscal 2000 and 2001 totaled $22,000 and $18,000, respectively.

Accrued expenses consist of the following at September 30, 2001:

Salaries, wages and benefits                               $200,000
Accrued royalties                                           150,000
Other                                                       355,000
                                                           --------
                                                           $705,000
                                                           ========

NOTE 6. INCOME TAXES:

The deferred income tax balances at September 30, 2001 are comprised as follows:

                                                  September 30, 2001
                                                  ------------------
Deferred income tax assets:
    Net operating loss carry forwards               $  15,600,000
    Research & development credits                      3,680,000
    Inventory obsolescence reserves                       355,000
    Accrued expenses                                      133,000
    Account receivable reserves                           186,000
    Other                                                 356,000
    Valuation allowance                               (20,310,000)
                                                    -------------
                                                                -
                                                    =============

The valuation allowance for deferred tax assets increased approximately $ 3,065,000 and decreased approximately $1,997,000 during the years ended September 30, 2001 and 2000, respectively. The 2001 increase primarily relates to additional valuation allowance for net operating loss carryforwards and research tax credits generated. Due to the existence of net operating loss carryforwards, such assets of which were fully reserved, the Company recorded no provision for income taxes in fiscal 2000 nor 2001.

In fiscal 2000 and 2001, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

At September 30, 2001, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes totaling approximately $42.5 million and $12.8 million, respectively. Federal NOL's begin to expire in 2005 and fully expire in 2020. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events ocurr, including significant changes in stock ownership.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company elected an early termination of the then existing facility lease effective January 2001. In February 2001, the Company entered into non-cancelable lease, which expires in December 2005, with an option to renew the lease at market rates. The Company's Cardiodyne facility lease expired January 2002; management declined their renewal option. The Company is obligated under lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

           2002                 $477,000
           2003                  490,000
           2004                  528,000
           2005                  528,000
           2006                  132,000
                             -----------
           Total             $ 2,155,000
                             ===========

Rent expense for the years ended September 30, 2000 and 2001 was approximately $376,000 and $293,000, respectively.

Contingencies

Litigation

The Company is subject to a limited number of claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which are not reflected in the consolidated financial statements that may have material impact on the Company's financial position, results of operations or cash flows.

Licensing

The Company licenses certain applications related to its medical laser and laser delivery systems under two license agreements. The Company elected to not pay the royalty due for the quarter ended September 30, 2000, under one of the licenses, as sales of products pursuant to this license were not material and were insufficient to warrant the payment of the minimum quarterly royalty. This license agreement automatically terminated on September 30, 2000, and the Company ceased marketing the affected products. Following the end of the current fiscal year, the Company paid the royalties due under the other license.

NOTE 8. STOCKHOLDERS' EQUITY:

Stock Options:

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and expire in ten years. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan. No options were granted to consultants during fiscal 2001. During fiscal 2000, options to purchase 60,000 shares of common stock were issued to consultants of the Company. Compensation expense related to the vested portion of the options during fiscal 2001 amounted to $16,280.

On August 24, 2001, the Company modified all option contracts issued to employees and certain non-employee board members. The modification consisted of a reduction in the exercise prices ranging from $1.06 to $3.84 per share to $0.28 per share. This modification causes the option contracts to be variable in nature, which requires management to re-measure the value of the options on the date of modification and subsequent periodic reporting dates. The effect in fiscal 2001 amounted to $25,000, and such amount was charged to operations as compensation expense.

On February 23, 2001, the Board of Directors authorized a modification to increase the life of option awards outstanding upon the separation from employment for two employees. Additionally, upon the resignation of a non-employee director, the Board authorized an increase in the life of all options outstanding. The extension, which was not beyond the original maximum contractual life, was for two years from the date of separation for the employees and one year for the director. Accordingly, the Company charged $60,625 in compensation expense for the intrinsic value at the date of separation in excess of the intrinsic value at the date of the original grant.

On October 6, 2000, the Board of Directors authorized the extension of the life of stock options granted to certain members of the Board. The result is a new measurement of compensation cost as if the awards were newly granted. The awards were fully vested at the time of the modification. The Company recorded compensation expense in fiscal 2001 pursuant to the modification totaling $76,290.

Activity during the years ended September 30, 2000 and 2001 under the plans was as follows:

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding

                                         Option Exercise         Aggregate
                            Options      Price Per Share      Exercise Price
                            -------      ---------------      --------------
September 30, 1999        1,553,834       1 1/16 - 6 5/8       $ 3,010,916
Granted                     849,000       2 1/8-3 27/32        $ 2,331,269
Exercised                  (187,494)      1 1/16-3 1/2            (291,000)
Canceled                    (36,320)      1 1/16-3 1/2             (68,002)
                          ---------                            -----------

September 30, 2000        2,179,020       1 1/16 - 6 5/8       $ 4,983,183
Granted                     798,300       1 1/4-2 3/4            1,029,730
Exercised                  (713,359)      1 1/16-3 27/32        (1,120,657)
Canceled                   (338,580)      1 1/16-6 5/8            (764,458)
                          ---------                            -----------

September 30, 2001        1,925,381       1 1/16-6 5/8         $ 4,127,798
                          =========                            ===========

The following table summarizes information concerning outstanding and exercisable options at September 30, 2001:

                        OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                        -------------------                                      -------------------
                    Outstanding     Weighted-Average                            Exercisable      Weighted-
    Range of           as of           Remaining          Weighted-Average         as of          Average
Exercise Prices      9/30/2001      Contractual Life       Exercise Price        9/30/2001     Exercise Price
---------------      ---------      ----------------       --------------        ---------     --------------
  $1.06 - $1.65       1,163,244            7.6                 $1.29               278,844          $1.44
  $1.66 - $2.47         200,000            8.2                 $2.07                40,336          $2.13
  $2.48 - $3.30         468,137            7.3                 $2.94               117,271          $3.02
  $3.31 - $4.13          54,000            7.7                 $3.79                 6,000          $3.38
  $4.14 - $4.95           5,000            1.0                 $4.25                 5,000          $4.25
  $4.96 - $6.60          10,000            0.5                 $6.44                10,000          $6.44
  $6.61 - $7.43          25,000            0.6                 $6.63                25,000          $6.63

As of September 30, 2001, the Company had 74,619 shares available for grant under the above option plans. Of the shares previously granted and outstanding at September 30, 2001, 482,451 shares were vested and exercisable at prices ranging from $1.063 to $6.63 per share.

As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the year ended September 30, 2000 to the pro-forma amount of $7,160,000 and increasing the Company's net loss for the year ended September 30, 2001 to the pro forma amount of $10,397,000, with a pro forma net loss per share of $(0.62) and $(0.77), respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 2000 and 2001 on its grant date, using the Black-Scholes option- pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 167% and 101%, respectively, were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 2000 and 2001 was $2.75 and $1.29 per option, respectively.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private placement of common stock

On April 11, 2000, the Company completed a private placement of common stock. In the transaction, the Company received approximately $2.1 million, net of issuance costs in exchange for 660,819 shares of common stock. In addition, the Company issued warrants to purchase 329,000 shares of the Company's common stock at $4.88 per share. The warrants expire in March 2005. In connection with the private placement, the Company is required to issue make-up shares of common stock to the extent the Company enters into a transaction whereby the value of the common stock is less than the amount paid by the investors. The acquisition of MST triggered the make-up share provision since 500,000 shares were issued at a value of approximately $1.55 per share. During the year ended September 30, 2001, the Company issued 425,832 shares in connection with the make-up provision, which were valued by management at $660,040 and charged to operations.

NOTE 9. EMPLOYEE BENEFIT PLAN:

Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations,

contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $67,000 for fiscal 2000 and $65,000 for fiscal 2001.

NOTE 10. RELATED PARTY TRANSACTIONS:

The Company has made payments of $37,000 and $30,000 in the fiscal years ending 2000 and 2001, respectively, to the law firm of which a director of the Company is a member. The Company has engaged in a consulting agreement for annual payments of $33,000 with a director who is related to the Company's Chairman and Chief Executive Officer.

The Company subleases space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocates expenses to that company based on actual costs incurred. Such charges aggregated $54,000 and $57,000 for the fiscal years 2000 and 2001, respectively. At September 30, 2001, the Company has no amounts receivable from this related party.

NOTE 11. SEGMENT INFORMATION:

Trimedyne's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the years ended September 30, 2000 and 2001 were $1,001,000 and $1,265,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All long-lived assets were located in the United States at September 30, 2000 and 2001.

     Sales to customers by similar products and services for the years ended September 30 2000 and 2001 were (in thousands):

                                                2000          2001
                                              -------       -------
By similar products and services:

Laser equipment                                $1,799        $2,938
Delivery devices                                3,100         2,793
Service and other                               1,196         1,607
                                               ------        ------
        Total                                  $6,095        $7,338
                                               ======        ======


NOTE 12. QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS (unaudited)

     The Company determined it was necessary to revise its unaudited results of operations in fiscal 2001. The revisions to the financial statements reflect the reversal of $267,000 of revenue previously recognized in the fourth quarter of fiscal 2001. Additionally, costs of sales was increased to reflect physical inventory adjustments and excess capitalized overhead.

     The effect of such prior period adjustments on the Company's previously reported quarters are as follows:




                                Three months ended          Three months ended       Three months ended     Three Months Ended
                                December 31, 2000             March 31, 2001            June 30, 2001       September 30, 2001
                               --------------------        --------------------      -------------------    ------------------
                                                 Unaudited (in thousands, except per share information)
                                   As                          As                        As
                               Originally     As           Originally     As         Originally    As
                               Reported    Restated        Reported    Restated      Reported   Restated
                               ----------  --------        ----------  --------      ---------- --------
Revenues, net                  $  1,878    $ 1,878         $  1,978    $  1,863      $  1,589   $  1,543        $  2,054
Cost of sales                       978      1,346              982       1,352           709        976           1,673
Impairment of inventory               -          -                -           -             -          -           1,131
                               --------    -------         --------    --------      --------   --------        --------
Gross profit                        900        532              996         511           880        567            (750)

Total operating expenses          2,121      2,121            1,909       1,909         1,913      1,913           1,760
                               --------    -------         --------    --------      --------   --------        --------
Income (loss) from operations    (1,221)    (1,589)            (913)     (1,389)       (1,033)    (1,346)         (2,510)

Total other income (expense)         80         80             (161)       (161)         (853)      (853)             30
                               --------    -------         --------    --------      --------   --------        --------
Net loss                       $ (1,141)   $(1,509)        $ (1,074)   $ (1,559)     $ (1,886)  $ (2,199)       $ (2,480)
                               ========    =======         ========    ========      ========   ========        ========
Basic and diluted loss
per share                      $  (0.09)   $ (0.12)        $  (0.10)   $  (0.14)     $  (0.15)     (0.18)       $  (0.20)
                               ========    =======         ========    ========      ========   ========        =========

     The fourth quarter of fiscal 2001 adjustments affecting previously reported quarters are as follows:

     Physical inventory and overhead adjustments     $1,463,000
     Reversal of prior period sales                     267,000
                                                     ----------
           Total adjustments                         $1,730,000
                                                     ==========