Form 10KSB/A
period 2001-09-30
TRIMEDYNE INC
filed 2002-02-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                     AMENDED

                                  FORM 10-KSB/A


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

The aggregate market value of voting stock held by non-affiliates of registrant on January 10, 2002, based upon the closing price of the common stock on such date was approximately $11,000,000.

As of September 30, 2001, there were outstanding 13,491,360 shares of registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._____

               TABLE OF CONTENTS

                                     PART I
ITEM 1.    BUSINESS ................................................................     3
               General .............................................................     3
               Orthopedics, Urology and Other Surgical Specialties .................     4
               Subsequent Events ...................................................     4
               Cardiodyne ..........................................................     4
               New Products ........................................................     4
               License Agreements ..................................................     5
               Research and Development ............................................     5
               Manufacturing, Supply Agreements ....................................     5
               Marketing ...........................................................     5
               Government Regulation ...............................................     6
               Employees ...........................................................     7
               Patents and Patent Applications .....................................     8
               Competition .........................................................     8
               Insurance ...........................................................     8
               Foreign Operations ..................................................     8


ITEM 2.    PROPERTIES ..............................................................     8
ITEM 3.    LITIGATION ..............................................................     9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................     9


                                       PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS .............................................................     9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION .....................    10
ITEM 7.    FINANCIAL STATEMENTS ....................................................    11
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ................................................    11


                                       PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ............    12
ITEM 10.   EXECUTIVE COMPENSATION ..................................................    12
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........    12
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................    12
ITEM 13.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......................    12
ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K ........................................    12
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ..............................   F-1

                                    PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2002.

General

Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers, Nd:YAG "thermal" continuous wave Lasers and proprietary, disposable fiber-optic laser delivery devices for use in orthopedics, (discectomy to treat herniated lumbar discs and arthroscopy to treat damage in joints), lithotripsy (fragmentation of stones in the kidney, urether, and bladder), ear, nose and throat ("ENT") surgery (sinus surgery), gynecology, general surgery and other medical specialties.

In 1991, the Company shifted its focus to laser and proprietary delivery system technologies for use in selected "less invasive" surgical applications in orthopedics, urology, gynecology, general surgery and ENT surgery. The Company's Holmium laser is cleared for sale by the FDA for use in the above mentioned fields. In November 1999, it was cleared by the FDA for use in gastrointestinal surgery, including excision of colorectal and other tumors and fragmentation of gall bladder and other biliary stones.

In December 2000, the Company's Holmium Laser was cleared by the FDA for treating herniated or ruptured lumbar disks in a minimally invasive procedure called a foraminoplasty. In this procedure, the laser is used to open the foraminal space in the spine, enabling the surgeon to see the disc, vertebra and major nerves. The Company is also engaged in the development of new laser products for other surgical applications. The Company believes its proprietary laser products may have advantages over lasers made by others and conventional surgical devices in the aforementioned fields.

In mid-2000, the Company established a new marketing strategy, under which the Company provides lasers to laser rental companies and shares in the revenues generated by these companies from renting the lasers to hospitals and surgery centers on a "fee per case" basis. In November 2000, The Company acquired Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas- based company that provides lasers and other equipment with trained operators to users on a "fee per case" basis in the Southwest. In mid-2001, the Company entered into a Letter of Intent to acquire Surgical Alliance, Inc. ("SAI"), which is based in Birmingham, AL and rents lasers and provides trained operators to hospitals and surgery centers in the Southeast. The Company is still evaluating the acquisition of SAI. In early 2001, the Company entered into a letter of intent to merge with Medical Resources and Management, Inc. (MRM), which operates a "fee per case" laser rental business in the Western United States. The letter of intent was mutually terminated in mid-2001.

Net revenue of the Company in fiscal 2001 increased 22.5% to 7,464,000 from 6,095,000 for the prior year. The Company had a net loss of $7,484,000 or $(0.59) per share in fiscal 2001, compared to a net loss of $4,700,000 or $(0.41) per share in fiscal 2000. The net loss in fiscal 2001, excluding charges and adjustments totaling $2,833,000, was $4,651,000 or $(0.37) per share. The $2,833,000 of adjustments and charges consisted of a loss of $1,143,000 on the sale of investments, provisions for excess and obsolete inventories totaling $868,000, charges related to common stock issuances in connection with a private placement in fiscal 2000 of $660,000 and a charge for modifications in the terms of certain stock options totaling $162,000.

The Company believes its future lies in expanding the sales of its laser products in its existing business areas, expanding its "fee per case" laser rental services and introducing new laser products for use in orthopedics, lithotripsy, gynecology, ENT surgery and gastrointestinal surgery. (See "New Products" for a description of the new products that the Company is developing).

The Company's working capital on September 30, 2001 was $1,622,000; however, the Company's consolidated financial position has deteriorated significantly during the past 12 months due to net losses incurred and the aforementioned charges, and management requires additional working capital to meet its past and near term obligations. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. The Company has a 90% owned subsidiary, Cardiodyne, Inc., which is inactive. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its subsidiary, Cardiodyne. The Company's principal executive offices are located at 15091 Bake Pkwy., Irvine, CA 92618, and its telephone number is (949) 559-5300.


Orthopedics, Urology And Other Surgical Specialties

Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past three years, the Company's sales of Holmium lasers in arthroscopy have declined, due to the introduction of lower priced radiofrequency ("RF") devices by competitors. The Company anticipates that the recent introduction of lower cost disposable devices, and the new "fee-per-case" revenue model, may reverse the trend of declining arthroscopy sales by making laser-assisted arthroscopy procedures more affordable.

The Company's Holmium lasers are also used for decompression of herniated lumbar spinal disks ("diskectomy") to treat lower back and leg pain. In a laser discectomy procedure, a needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and the laser is used to vaporize and contract a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. In addition to straight firing laser needles, the Company also markets side firing laser needles. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in up to 90% of the cases treated. In July 1999, the Company received clearance from the FDA to market a new side firing laser needle with a channel for fluid infusion or suction.

In December 2000, the Company received clearance from the FDA to market its laser devices for use in foraminoplasty, a corollary procedure in minimally invasive endoscopic spine surgery in which a laser is used to create an opening into the foraminal space in the spine, enabling the surgeon to see the disc, vertebra and nerves. Presently the Company's Holmium laser and laser needles are the only laser devices cleared for sale by the FDA in foraminoplasty procedures, which has generated increased interest by spinal surgeons.

The Company's Holmium lasers for use in lithotripsy for fragmentation of urinary stones in the kidney, ureter and bladder are increasing. The Company's Holmium laser is able to fragment stones of any color, composition or hardness. The recent introduction of the Company's new line of fiber optic devices for Holmium lasers is expected to contribute to this growth.

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

New Products

The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts are limited.

The Company plans to develop several new disposable devices for use in orthopedics, urology, gynecology, gastrointestinal surgery and ENT surgery, which the Company believes offer advantages over competing technologies. The Company has been issued U.S. patents covering certain of its proposed new products and has filed or plans to file patent applications covering others.

License Agreements

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable, and two license agreements with a competitor under which royalties are payable by the Company, one of which terminated on September 30, 2000. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company, which have been assigned to the Company without royalty. The above patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.


Research And Development

From its inception to September 30, 2001, an aggregate of $44,877,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $2,330,000 (including approximately $500,000 of R&D expenses of Cardiodyne) was expended during the fiscal year ended September 30, 2001. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products. The Company reduced its product development efforts and ceased funding Cardiodyne's development projects in January 2001.

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

At September 30, 2001, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 25 independent sales entities with approximately 80 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President - Sales, two Regional Sales Directors, an International Sales Director and a Marketing Director.

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

Prior to the sale of any of its products, the Company is required to obtain marketing approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were inspected by the FDA in mid-2001 and no deficiencies in the Company's compliance with the FDA's Good Manufacturing Practice ("GMP") requirements were cited by the FDA.


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

Management believes its relations with its employees are good.

Patents And Patent Applications

As of September 30, 2001, the Company owns or has licenses to 28 U.S. patents, 4 foreign patents, 7 U.S. patent applications and 8 foreign patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this Patent.

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

Foreign Operations

In fiscal 2001, sales of products in foreign countries accounted for approximately 17% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.



ITEM 2.    PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at a rental of approximately $40,000 per month through December 2005. The Company subleases approximately 4,400 square feet of this facility to a third party health management company under a one year lease expiring in April 2002 at a monthly rental of $7,300.

The Company leases 14,000 square feet of office and manufacturing building in Irvine, California, under a sixty month lease expiring in January 2002 at a monthly rental of approximately $14,068, with one thirty-six month renewal option. The Company subleases 8,000 sq. ft. of this building, which it occupied until November 1998, to a third party at its cost. The Company subleases on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company. The Company presently does not need the space subleased to either entity.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.    LITIGATION

In September 1999, the co-inventor of the Company's Urolase(R) product filed suit against the Company and C.R. Bard, Inc., seeking damages and a share of the proceeds of the 1998 settlement of the Company's lawsuit against Bard. The lawsuit was settled in mid 2001, all claims against the Company were dismissed and the co-inventor reimbursed the Company for a portion of its legal costs and expenses.

The Company has received threatened litigation in connection with certain of its trade vendors due to the Company's inability to meet its obligations. Liabilities related to such actions are recorded in the Company's financial statements in accounts payable. The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.



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

2001                                               High                    Low
----                                               ----                    ---

Quarter ended:
December 31, 2000                                2 7/16                  1 9/16
March 31, 2001                                   2 19/64                  1 1/4
June 30, 2001                                    2                       1 17/81
September 30, 2001                               1 29/50                   6/25


2000                                               High                    Low
----                                               ----                    ---


Quarter ended:
December 31, 1999                                2 9/16                  1 9/16
March 31, 2000                                  6 5/8                  2 5/32
June 30, 2000                                   3 5/8                 1 15/16
September 30, 2000                               2 9/16                 1 13/16

On January 18, 2002, the Company was notified by NASDAQ that the Company does not meet the minimum financial requirements for listing on the NASDAQ National Market System and gave the Company until February 11, 2002 to respond. NASDAQ recommended that the Company transfer to the NASDAQ Small Cap Market, which the Company intends to do.

     B.   Holders of Common Stock

As of September 30, 2001, there were approximately 1,000 holders of record of the Company's Common Stock and an additional estimated 9,200 holders who maintain the beneficial ownership of their shares in "Street Name".

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

                                                 Year Ended September 30,


                                                    2000          2001
                                                    ----          ----
Net revenues                                        100.0%        100.0%
Cost of goods sold                                   56.7          83.3
Selling, general and administrative                  67.9          64.8
Research and development                             57.2          31.2
Interest income                                       4.1           2.9
Other expense                                           -         (24.2)
Other income                                          0.5           0.3
Net loss                                            (77.0)       (100.3)


Net Revenues

Net revenues increased $1,369,000 or 22.5% in fiscal 2001 to $7,464,000 from $6,095,000 in fiscal 2000, due to aggressive promotion of laser sales for lithotripsy and disc procedures. Net revenues from service and rental increased by $697,000 or 77% primarily due to the acquisition of MST, which contributed approximately $556,000 in revenues during fiscal 2001.

International export revenues were $1,265,000 for fiscal 2001 and $1,001,000 for fiscal 2000. The increase in fiscal 2001 resulted from obtaining new distributors in the Asian market, specifically in China and Korea.

Cost of Goods Sold

Cost of goods sold in fiscal 2001 was approximately 83% of net revenues, compared to 57% in fiscal 2000. Part of the $2,757,000 or 45% increase in cost of goods during fiscal 2001 was a provision for excess and obsolete inventories totaling $868,000 and a provision for over-absorption of labor and overhead costs totaling $1,463,000. The Company did not experience significant cost increases in component parts, labor or overhead in fiscal 2001 versus 2000.

Gross Profit

Gross profit for the year ended September 30, 2001 decreased $1,388,000 or 53% from fiscal 2000. The decrease resulted from a provision for excess and obsolete inventories of custom components which have no resale market. Additionally, the decreased gross profit during the year, was due to management lowering selling prices on lasers to meet competition and stimulate sales.

Research and Development Expenses (R&D)

R&D expenses were $2,330,000 in fiscal 2001, compared to $3,486,000 in fiscal 2000. R&D spending in fiscal 2001 was lower, as the Company reduced its product development efforts and ceased funding of the development of Cardiodyne's proposed products in January 2001. R&D as a percentage of net revenues decreased to 31% of net revenues in fiscal 2001 vs. 57% in fiscal year 2000, attributed to the lower R&D costs and increased revenues from sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 17% to $4,839,000 in fiscal 2001, compared to $4,136,000 in fiscal 2000. The $703,000 increase in fiscal 2001 is primarily attributed to an increase in SG&A related to MST and compensation expense of $162,000 recorded for the modification of fixed stock option awards in fiscal 2001.

Other Income and Expense

Interest income in fiscal 2001 was $220,000 compared to $249,000 in fiscal 2000. The levels of cash and equivalents available for investment in interest bearing securities were $84,000 and $3,543,000 as of September 30, 2001 and 2000, respectively. In 2001, the Company generated less income on its investments than in 2000 due to the decline in value of the investments and the decreased overall level of cash available for investment. As a result of the decline in the value of the investments, the Company incurred a loss on sale of investments of $1,143,000 during fiscal 2001. The Company incurred a $660,000 non-recurring expense due to the issuance of 425,832 shares of common stock pursuant to an anti-dilution or "make-up" share provision related to the private placement of its common stock in fiscal 2000. The anti-dilution provision expired in December 2001.

Net Loss

As a result of the above, fiscal 2001 net loss was $7,484,000 ($4,651,000 net of the aforementioned $2,833,000 of charges), compared to a net loss of $4,700,000 in fiscal 2000. Management intends to further reduce its staff and expenses, while continuing its efforts to raise new capital and sell or license some of its patent portfolio.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $1,622,000 compared to $8,065,000 at the end of fiscal 2000. Cash, cash equivalents and marketable securities decreased by $3,459,000 in fiscal 2001 to $84,000 at September 30, 2001.

In 2001, net cash used in operating activities was $2,252,000, which resulted principally from losses incurred of $7,484,000, offset by non-cash adjustments from a loss on investments of $1,143,000, inventory impairment of $868,000, a charge of $660,000 related to make-up stock issued to purchasers of a prior private placement, a charge of $162,000 from the modification of certain stock option grants and increases in liabilities of $1,785,000.

Net cash provided by investing activities was $1,812,000 in fiscal 2001 compared to net cash used of $1,125,000 in fiscal 2000. The increase in cash from investing activities in fiscal 2001 was primarily due to the sale of marketable securities of $2,089,000. In fiscal 2000, net purchases of marketable securities totaled $1,001,000.

Net cash provided by financing activities in fiscal 2001 was $58,000 from the exercise of stock options of $198,000, offset by payments on long-term obligations of $140,000.

The Company has incurred losses from operations throughout its recent past. Because of the Company's losses during 2001, the Company's liquid assets declined dramatically and trade payables have become significantly past due. Our independent auditors have included an explanatory paragraph in their report raising substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses (personnel and overhead) and raising additional capital. Sources of additional financing include the sale of equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There are no assurances that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                   Trimedyne, Inc.


Date:                                              /s/ Marvin P. Loeb
      January 15, 2002                             ____________________________
                                                   Marvin P. Loeb,
                                                   Chairman, President and
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date
---------                         -----                       ----


/s/ Marvin P. Loeb                Chairman of the
------------------------------    Board of Directors,          January 15, 2002
Marvin P. Loeb                    President & CEO


/s/ Donald Baker                  Director

------------------------------                                January 15, 2002
Donald Baker


/s/ Richard F. Horowitz           Director
------------------------------                                January 15, 2002
Richard F. Horowitz


/s/ Jeffrey S. Rudner             Controller
------------------------------                                January 15, 2002
Jeffrey S. Rudner

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

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended September 30, 2001 for the correction of an error.

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

                                            /s/ McKennon, Wilson & Morgan LLP
                                                -----------------------------

Irvine, California
January 10, 2002

                               TRIMEDYNE, INC.
                         CONSOLIDATED BALANCE SHEET


                        ASSETS

                                                       September 30,
                                                       ------------
                                                           2001
                                                       ------------
                                                       (as restated)
Current assets:
  Cash and cash equivalents                            $     84,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $435,000                     1,241,000
  Inventories                                             2,864,000
  Other                                                     271,000
                                                       ------------
        Total current assets                              4,460,000
  Goodwill, net                                             616,000
  Property and equipment, net                               770,000
                                                       ------------
                                                       $  5,846,000
                                                       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  1,776,000
  Accrued expenses                                          705,000
  Deferred income                                           217,000
  Current portion of long-term debt                          73,000
  Other current liabilities                                  67,000
                                                       ------------
        Total current liabilities                         2,838,000

Long-term debt, net of current portion                       26,000
                                                       ------------
Total liabilities                                         2,864,000

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Common stock - $.01 par value; 30,000,000 shares
    authorized, 13,591,369 shares issued
    and 13,489,760 shares outstanding                       137,000
  Capital in excess of par value                         47,483,000
  Accumulated deficit                                   (43,925,000)
                                                       ------------
                                                          3,695,000
  Less treasury stock, at cost, 101,609 shares             (713,000)
                                                       ------------
        Total stockholders' equity                        2,982,000
                                                       ------------
                                                       $  5,846,000
                                                       ============


                 See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS


                                               For The Years Ended September 30,
                                               ---------------------------------
                                                      2000             2001
                                                      ----             ----
                                                                  (as restated)
Net revenues:
  Products                                        $ 5,185,000        5,857,000
  Service and rental                                  910,000        1,607,000
                                                  -----------      -----------
                                                    6,095,000        7,464,000
                                                  -----------      -----------

Cost of sales:
  Products                                          2,761,000        5,187,000
  Service and rental                                  697,000        1,028,000
                                                  -----------      -----------
                                                    3,458,000        6,215,000
                                                  -----------      -----------

Gross Profit                                        2,637,000        1,249,000

Selling, general and administrative expenses        4,136,000        4,839,000
Research and development expenses                   3,486,000        2,330,000
                                                  -----------      -----------

Loss from operations                               (4,985,000)      (5,920,000)

Other income (expense):
  Interest income                                     249,000          220,000
  Loss on investments                                      --       (1,143,000)
  Fair value of make-up shares                             --         (660,000)
  Other                                                36,000           19,000
                                                  -----------      -----------

Net loss                                          (4,700,000)       (7,484,000)

Other comprehensive loss -
  Unrealized loss on marketable securities            (94,000)              --
                                                  -----------      -----------

Comprehensive loss                                $(4,794,000)     $(7,484,000)
                                                  ===========      ===========

Basic and diluted net loss per share              $     (0.41)      $    (0.59)
                                                  ===========      ===========

Basic and diluted weighted average
 common shares outstanding:                        11,615,000       12,615,000
                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

TRIMEDYNE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Accumulated
                           Common Stock              Capital In                          Other
                           ------------               Excess of      Accumulated     Comprehensive     Treasury
                       Shares         Amount         Par Value        Deficit             Loss           Stock            Total
                       ------         ------         ---------        -------             ----           -----            -----
Balances at
September 30, 1999     11,083,665      $111,000     $43,249,000      $(31,741,000)     $(61,000)         $(713,000)   $10,845,000

Unrealized loss
on marketable
securities                                                                              (94,000)                          (94,000)

Net loss for
the year                                                               (4,700,000)                                     (4,700,000)

Exercise of
stock options             187,494         3,000         288,000                                                           291,000

Proceeds from
private
placement                 660,819         6,000       2,118,000                                                         2,124,000

Value of stock
options issued
below fair value                                          6,000                                                             6,000
                       ----------      --------     -----------      ------------     ---------          ---------    -----------
Balances at
September 30, 2000     11,931,978      $120,000     $45,661,000      $(36,441,000)    $(155,000)         $(713,000)   $ 8,472,000

Change in unrealized
loss on marketable
securities                                                                              155,000                           155,000

Net loss for
the year (as restated)                                                 (7,484,000)                                     (7,484,000)

Exercise of
stock options             713,359         7,000         202,000                                                           209,000

Stock issued
to consultants             20,200         1,000          32,000                                                            33,000

Make-up shares issued
pursuant to
private placement         425,832         4,000         656,000                                                           660,000

Additional compensation
for modification
of stock options                                        162,000                                                           162,000

Purchase of
Mobile Surgical
Technologies, Inc.        500,000         5,000         770,000                                                           775,000
                       ----------      --------     -----------      ------------     ---------          ---------    -----------
Balances at
September 30, 2001
(as restated)          13,591,369      $137,000     $47,483,000      $(43,925,000)    $      --          $(713,000)   $ 2,982,000
                       ==========      ========     ===========      ============     =========          =========    ===========

See Notes to Consolidated Financial Statements

                                TRIMEDYNE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For The Years Ended September 30,
                                                              --------------------------------

                                                                  2000             2001
                                                                  ----             ----
                                                                              (as restated)
Cash flows from operating activities:
  Net loss                                                   $(4,700,000)      ($7,484,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                               205,000           241,000
     Provision for impairment of inventory                            --           868,000
     Provision for bad debts                                          --           164,000
     Loss on sale of investment                                       --         1,143,000
     Fair value of modifications of options granted                   --           162,000
     Fair value of stock issued to consultants                        --            33,000
     Fair value of stock issued pursuant to private placement         --           660,000
     Value of stock options issued below fair value                6,000                --
  Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable, net     1,402,000          (523,000)
     (Increase) decrease in inventories                         (849,000)          609,000
     Decrease in other current assets                             48,000            90,000
     Increase in accounts payable                                 72,000         1,348,000
     (Decrease) increase in accrued expenses                    (159,000)          221,000
     (Decrease) increase in other current liabilities            (61,000)          216,000
                                                             -----------        ----------
     Net cash used in operating activities                    (4,036,000)       (2,252,000)
                                                             -----------        ----------

Cash flows from investing activities:
  Capital expenditures                                          (124,000)         (276,000)
 (Purchase) sale of marketable securities                     (1,001,000)        2,089,000
  Acquisition of MST, net of cash received                            --            (1,000)
                                                             -----------        ----------
     Net cash provided by (used in) investing activities      (1,125,000)        1,812,000
                                                             -----------        ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                        291,000           198,000
  Proceeds from private placement                              2,124,000                --
  Net payments on long-term liabilities                              --          (140,000)
                                                             -----------        ----------

  Net cash provided by financing activities                    2,415,000            58,000
                                                             -----------        ----------

Net decrease in cash and cash equivalents                     (2,746,000)         (382,000)

Cash and cash equivalents at beginning of year                 3,212,000           466,000
                                                             -----------        ----------
Cash and cash equivalents at end of year                     $   466,000        $   84,000
                                                             ===========        ==========

Non-cash investing and financing activities
  Common stock issued for acquisition of MST                 $        --        $  775,000
                                                             ===========        ==========
  Stock options exercised for relief of debt                 $        --        $   11,000
                                                             ===========        ==========

                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY:

Trimedyne, Inc. ("Trimedyne") and its subsidiary (collectively "the Company") are engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company has also been engaged in the research and development of cardiovascular laser devices through its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). In January 2001, the Company ceased funding Cardiodyne's operations due to budgetary constraints. The Company's operations are primarily located in Southern California with distribution of its products worldwide (Note 12).

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



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the year ended September 30, 2001, for the correction of an error. The effects of the Company's restatement on their results of operations for fiscal 2001 are as follows:

                                                                    Net Loss
                                                 Net Loss           Per Share
                                               -----------          ---------
Net loss, as previously presented              $(7,747,000)         $   (0.61)
  Loss on purchase commitments                     263,000               0.02
                                               -----------          ---------
Net loss, as adjusted                          $(7,484,000)         $   (0.59)
                                               ===========          =========

The Company recorded a charge to operations totaling $263,000 for purchase commitments which were in excess of normal operating requirements. Upon further evaluation, management determined that such provision was not based on the most relevant information. Management believes the basis used for reporting this charge to operations constitutes an error requiring restatement of effects of such charge on operations during the year ended September 30, 2001.

Consolidation

The consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne and MST. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company has incurred losses from operations throughout its recent past. At September 30, 2001, the Company had working capital of approximately $1.6 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $1,242,000, primarily because of the Company's losses during 2001. In addition, the Company's trade payables have become significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses by reducing personnel positions, reducing certain overhead costs, and raising additional capital. Sources of additional financing include the sale of equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There are no assurances that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

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

Inventories

Inventories consist of raw materials and component parts, and work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out basis. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

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

The Company's inventory largely relates to technologies which have yet to gain wide spread market acceptance. Management currently believes no material loss will be incurred on the disposition of its inventory in the normal course of business. If wide-spread market acceptance of the Company's products is not achieved, the carrying amount of inventory could be materially impacted.

Concentration of credit risk

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

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

Revenue recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The Company recognizes revenue from products once all of the following criteria for revenue recognition have been met:

1) Pervasive evidence that an agreement exists; 2) the products have been shipped; 3) the prices are fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company adopted SAB 101 in the first quarter of fiscal 2001 with no material impact on its consolidated financial statements.

During fiscal 2000, the Company commenced a revenue share program (the "program") with certain laser rental companies, the terms of which include placements of lasers and the sale of reusable and disposable devices discounted at 20% to 50%. The Company shares 35% of the customers' revenues generated from surgical procedures in which the Company's lasers and reusable and disposable devices are used. Generally, the laser rental companies are required to remit a monthly minimum ranging from $3,000 to $3,800 per laser placed. Revenues from the sale of delivery and disposable devices are recognized upon shipment of product, provided that all revenue recognition criteria have been met. Shared revenues are recognized at the end each month pursuant to the terms of each agreement. Revenue in excess of the minimum requirements is recognized when received. As of September 30, 2001, the Company had agreements with three customers under the program. Management has and will continue to analyze the profitability of the program. During fiscal 2001, approximately $263,000 in revenues was recorded under the revenue share program.

The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all revenue recognition criteria have been met.

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

Accounting for stock-based compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see Note 9). Stock-based compensation issued to non-employees and consultants are measured at fair value. Common stock purchase options and warrants issued to non-employees and consultants are measured at fair value using the Black-Scholes valuation model. The Company has considered the effects of Interpretation No. 44 of APB No. 25 issued by the FASB when accounting for stock options issued to employees and to non-employee directors voted to office by shareholders.

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

Segment information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (See Note 12). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

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

NOTE 3.   ACQUISITION

On November 30, 2000, the Company acquired all of the common stock of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based privately held company, in exchange for 500,000 shares of the Company's common stock valued at $775,000 with direct financing costs totaling $17,000. The assets and liabilities of MST were recorded at fair value, with the excess of cost over the fair value of the net assets acquired of $666,000 allocated to goodwill. Goodwill is amortized on a straight-line basis over ten years. As discussed in
Note 2, the Company will evaluate the impact of SFAS 142 on its goodwill. In connection with the acquisition of MST, the Company acquired the following net assets:

Current assets                      $138,000
Non-current assets, excluding
 Goodwill                            278,000
Goodwill                             666,000
Current liabilities                  (51,000)
Long-term liabilities               (239,000)
                                    --------
                                    $792,000
                                    ========

Amortization of goodwill amounted to $50,000 in fiscal 2001; no goodwill existed in fiscal 2000. The unaudited pro forma statements of operations data for the years ended September 30, 2000 and 2001, assuming the acquisition of MST occurred on October 1, 1999, are as follows:


                                                   2000           2001
                                                   ----           ----

Revenues                                        $6,827,000     $7,586,000
                                                ==========     ==========
Net loss                                        $4,728,000     $7,489,000
                                                ==========     ==========
Basic and diluted net loss per share               $(0.41)        $(0.59)
                                                   =======        =======

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

NOTE 5.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

Inventories consist of the following at September 30, 2001:

Raw materials                      $1,128,000
Work-in-process                       449,000
Finished goods                      1,287,000
                                    ---------
                                   $2,864,000
                                    =========

The Company has approximately $1.1 million in purchase commitments for inventory, which have been customized for the Company's production specifications and for which suppliers, due to the Company's account not being current, have not released the related inventory. The purchase commitment will not be reflected in inventory until such time it is shipped by the vendor.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and equipment, net consist of the following at September 30, 2001:

Furniture and equipment                               $ 3,484,000
Leasehold improvements                                    272,000
Other                                                      98,000
                                                      -----------
                                                        3,854,000
Less accumulated depreciation and amortization         (3,084,000)
                                                      -----------
                                                      $   770,000
                                                      ===========

As discussed in Note 7, the Company entered into a new facility lease beginning February 2001. All remaining leasehold improvements related to the previously leased facility have been expensed. In connection with the newly leased facility, the Company incurred $218,000 in leasehold improvement costs in fiscal 2001. These leasehold improvements will be amortized over the initial lease term on a straight-line basis through December 2005. Depreciation expense totaled $205,000 and $191,000 for fiscal 2000 and 2001 respectively.

Accrued expenses consist of the following at September 30, 2001:

Salaries, wages and benefits                               $232,000
Accrued royalties                                           150,000
Other                                                       323,000
                                                           --------
                                                           $705,000
                                                           ========

NOTE 6.   LONG-TERM DEBT:

Long-term debt consists of the following at September 30, 2001:

Loan payable to bank, bearing interest at
9.5% per annum; principal and interest due
monthly in equal installments of $2,306
through November 2002. The loan is secured
by the related laser.                               $       28,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest due
monthly in equal installments of $1,611
through April 2003. The loan is secured by
the related laser.                                          27,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest due
monthly in equal installments of $1,537
through April 2003. The loan is secured by
the related laser.                                          26,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest due
monthly in equal installments of $1,098
through April 2003. The loan is secured by
the related automobiles                                     18,000
                                                     -------------
                                                            99,000
Less: current portion                                      (73,000)
                                                     -------------
Long-term debt                                      $       26,000
                                                     =============


At September 30, 2001, maturities of all long-term debt was as follows:

           Year ending
           September 30,
           ------------
               2002                                $       73,000
               2003                                        26,000
                                                    -------------
                                                   $       99,000

                                                    =============

NOTE 7.   INCOME TAXES:

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

At September 30, 2001, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes totaling approximately$42.5 million and $12.8 million, respectively. Federal NOL's begin to expire in 2005 and fully expire in 2020. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company elected an early termination of the then existing facility lease effective January 2001. In February 2001, the Company entered into a non-cancelable lease, which expires in December 2005, with an option to renew the lease at market rates. The Company subleases approximately 4,400 square feet of this facility to a third party at a monthly rental of $7,300. The sublease expires in April 2002 and reverts to a month-to-month basis.

The Company leased 14,000 square feet of office and manufacturing building in Irvine, California, under a sixty month lease expiring in January 2002 at a monthly rental of approximately $14,068, with one thirty-six month renewal option. The Company subleased 8,000 sq. ft. of this building, which it occupied until November 1998, to a third party at its cost. The Company subleased on a month-to-month basis approximately 6,000 sq. ft. of space at its cost to a privately owned medical device company controlled by the Chairman of the Company. The Company did not need the space subleased to either entity. This facility lease expired January 2002; management declined their renewal option.

The Company is obligated under lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

           2002                 $433,000
           2003                  490,000
           2004                  528,000
           2005                  528,000
           2006                  132,000
                             -----------
           Total             $ 2,111,000
                             ===========

Rent expense for the years ended September 30, 2000 and 2001 was approximately $376,000 and $452,000, respectively. Sub-lease income totaled approximately $55,000 for fiscal 2001; no sub-lease income was generated in fiscal 2000.

Contingencies

Litigation

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

In September 1999, the co-inventor of the Company's Urolase(R) product filed suit against the Company and C.R. Bard, Inc., seeking damages and a share of the proceeds of the 1998 settlement of the Company's lawsuit against Bard. The lawsuit was settled in mid 2001; all claims against the Company were dismissed and the co-inventor reimbursed the Company for a portion of its legal costs and expenses.

Licensing

The Company licenses certain applications related to its medical laser and laser delivery systems under two license agreements from a competitor. The Company elected to not pay the royalty due for the quarter ended September 30, 2000, under one of the licenses, as sales of products pursuant to this license prior to the date of termination were not material and did not warrant the payment of the minimum quarterly royalty. This license agreement automatically terminated on September 30, 2000, and the Company ceased marketing the affected products. Subsequent to September 30, 2001, the Company paid the royalties due under the other license.

NOTE 9.   STOCKHOLDERS' EQUITY:

Stock Options:

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and expire in ten years. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan. No options were granted to consultants during fiscal 2001. During fiscal 2000, options to purchase 60,000 shares of common stock were issued to consultants of the Company for services rendered. No compensation expense was recorded for the fair value of these options in fiscal 2000. Management has determined that the $81,000 in expense was not significant for restatement of fiscal 2000 consolidated financial statements.

On August 24, 2001, the Company modified all option contracts issued to employees and certain non-employee board members. The modification consisted of a reduction in the exercise prices ranging from $1.06 to $3.84 per share to $0.28 per share, the closing market price on that date. This modification causes the option contracts to be variable in nature, which requires management to re-measure the value of the options on the date of modification and subsequent periodic reporting dates. The effect in fiscal 2001 amounted to $25,013, and such amount was charged to operations as compensation expense.

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

Activity during the years ended September 30, 2000 and 2001 under the plans was as follows:

                                 TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding

                                                                      Option Exercise         Aggregate
                                                   Options            Price Per Share      Exercise Price
                                                   -------            ---------------      --------------
September 30, 1999                               1,553,834             1 1/16 - 6 5/8       $ 3,010,916

Granted                                            849,000             2 1/8-3 27/32        $ 2,331,269
Exercised                                         (187,494)            1 1/16-3 1/2            (291,000)
Canceled                                           (36,320)            1 1/16-3 1/2             (68,002)
                                                 ---------                                  -----------
September 30, 2000                               2,179,020             1 1/16 - 6 5/8       $ 4,497,229

Granted                                            798,300             1 1/4-2 3/4            1,029,730
Exercised                                         (713,359)            1 1/16-3 27/32        (1,120,657)
Canceled                                          (338,580)            1 1/16-6 5/8            (764,458)
                                                 ---------                                  -----------
September 30, 2001                               1,925,381             1 1/16-6 5/8         $ 3,641,844
                                                 =========                                  ===========


The following table summarizes information concerning outstanding and exercisable options at September 30, 2001, after taking into consideration of the modification of option contract terms:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    -------------------                            -------------------
                    Outstanding      Weighted-Average                            Exercisable      Weighted-
    Range of           as of            Remaining           Weighted-Average         as of         Average
Exercise Prices      9/30/2001      Contractual Life         Exercise Price        9/30/2001     Exercise Price
---------------      ---------      ----------------         --------------        ---------     --------------
  $1.06 - $1.65       1,163,244            7.6                   $1.29               278,844          $1.44

  $1.66 - $2.47         200,000            8.2                   $2.07                40,336          $2.13

  $2.48 - $3.30         468,137            7.3                   $2.94               117,271          $3.02

  $3.31 - $4.13          54,000            7.7                   $3.79                 6,000          $3.38

  $4.14 - $4.95           5,000            1.0                   $4.25                 5,000          $4.25

  $4.96 - $6.60          10,000            0.5                   $6.44                10,000          $6.44

  $6.61 - $7.43          25,000            0.6                   $6.63                25,000          $6.63
                     ----------            ---                   -----              --------          -----
                      1,925,381            7.4                   $1.95               482,451          $2.31
                     ==========            ===                   =====              ========          =====


As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the year ended September 30, 2000 to the pro-forma amount of $7,160,000 and increasing the Company's net loss for the year ended September 30, 2001 to the pro forma amount of $7,675,000, with a pro forma net loss per share of $(0.62) and $(0.61), respectively. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 2000 and 2001 on its grant date, using the Black-Scholes option- pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 167% and 101%, respectively, were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 2000 and 2001 was $2.75 and $1.20 per option, respectively.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Private placement of common stock

On April 11, 2000, the Company completed a private placement of common stock. In the transaction, the Company received approximately $2.1 million, net of issuance costs, in exchange for 660,819 shares of common stock. In addition, the Company issued warrants to purchase 329,000 shares of the Company's common stock at $4.88 per share. The warrants expire in March 2005. In connection with the private placement, the Company is required to issue "make-up" shares of common stock to the extent the Company enters into a transaction whereby the value of the common stock is less than the amount paid by the investors. The acquisition of MST triggered the make-up share provision since 500,000 shares were issued, based on the $2.00 per share market price on the date of the Letter of Intent to acquire MST. On the date the registration of such shares became effective and the shares were issued, the market price of the shares was approximately $1.55 per share. During the year ended September 30, 2001, the Company issued 425,832 shares in connection with the make-up provision, which were valued at the market price on the date of issuance at $660,040, and included in other expense in the accompanying statement of operations.

During fiscal 2001, the Company issued 20,200 shares of common stock to former employees and consultants for services rendered. The stock was issued at prices ranging from $1.34 to $2.06 for a total of $33,000 in compensation expense.

NOTE 10.   EMPLOYEE BENEFIT PLAN:

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

NOTE 11.   RELATED PARTY TRANSACTIONS:

The Company has made payments of $37,000 and $30,000 in the fiscal years ending 2000 and 2001, respectively, to the law firm of which a director of the Company is a member. The Company had a consulting agreement for annual payments of $33,000 with a director who is related to the Company's Chairman and Chief Executive Officer. This agreement terminated in February 2001.

The Company subleases space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocates expenses to that company based on actual costs incurred. Such charges aggregated $54,000 and $57,000 for the fiscal years 2000 and 2001, respectively. During fiscal 2001, the Company received collections totaling $331,500 from this related party. At September 30, 2001, the Company has no amounts receivable from this related party.

NOTE 12.   SEGMENT INFORMATION:

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the years ended September 30, 2000 and 2001 were $1,001,000 and $1,265,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries in fiscal 2000 and 2001 accounted for approximately 16% and 17% of the company's total sales, respectively. The breakdown by geographic region is as follows:

                                             2000           2001
                                             ----           ----
                      Asia               $  12,000       $ 369,000
                      Europe               815,000         672,000
                      Latin America          9,000          59,000
                      Middle East           71,000         165,000
                      Other                 94,000               -
                                         ---------       ---------
                                        $1,001,000      $1,265,000
                                         =========       =========

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All long-lived assets were located in the United States at September 30, 2000 and 2001.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectation.

Sales to customers by similar products and services for the years ended September 30 2000 and 2001 were:

                                                2000          2001
                                              -------       -------
By similar products and services:

Laser equipment and accessories                $2,049        $2,477
Delivery and disposable devices                 3,136         3,380
Service and rental                                910         1,607
                                               ------        ------
        Total                                  $6,095        $7,464
                                               ======        ======


NOTE 13. QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS unaudited)

The Company determined it was necessary to revise its unaudited results of operations in fiscal 2001. The revisions to the financial statements reflect an increase to costs of sales due to fourth quarter adjustments relating to over-absorbed overhead and inventory impairment of $1,463,000 and $868,000, respectively, and a charge to other expense of $660,000 for the issuance of common stock pursuant to an anti-dilution provision related to a private placement in fiscal 2000.

The effect of such fourth quarter adjustments on the Company's previously reported quarters are as follows:

                                                  Unaudited (in thousands, except per share information)
                               ---------------------------------------------------------------------------------------------


                                 Three months ended        Three months ended       Three months ended     Three Months Ended
                                 December 31, 2000           March 31, 2001            June 30, 2001       September 30, 2001
                                 -----------------         ------------------       ------------------     ------------------
                                   As                          As                        As
                               Originally     As           Originally     As         Originally    As
                               Reported    Restated        Reported    Restated      Reported   Restated
                               ----------  --------        ----------  --------      ---------- --------
Revenues, net                  $  1,878    $ 1,638         $  1,978    $  1,978      $  1,589   $  1,829        $  2,019
Cost of sales                       978      1,226              982       1,352           709      1,096           1,673
Impairment of inventory               -        219                -         219             -        158             272
                               --------    -------         --------    --------      --------   --------        --------
Gross profit                        900        193              996         407           880        575            ( 74)

Total operating expenses          2,121      2,121            1,909       1,909         1,913      1,913           1,226
                               --------    -------         --------    --------      --------   --------        --------
Loss from operations             (1,221)    (1,928)            (913)     (1,502)       (1,033)    (1,338)         (1,152)

Total other income (expense)         80       (580)            (161)       (161)         (853)      (853)             30
                               --------    -------         --------    --------      --------   --------        --------
Net loss                       $ (1,141)   $(2,508)        $ (1,074)   $ (1,663)     $ (1,886)  $ (2,191)       $ (1,122)
                               ========    =======         ========    ========      ========   ========        ========
Basic and diluted loss
per share                      $  (0.09)   $ (0.20)        $  (0.10)   $  (0.15)     $  (0.15)  $  (0.17)       $  (0.09)
                               ========    =======         ========    ========      ========   ========        ========

The forth quarter of fiscal 2001 adjustments affecting previously reported quarters are as follows:

Inventory overhead adjustments                $1,463,000
Inventory impairment provision                   868,000
Fair value of "make-up" shares issued            660,000
                                              ----------
                                              $2,991,000
                                              ==========