Form 10QSB
period 2001-12-31
TRIMEDYNE INC
filed 2002-02-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT


                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
DECEMBER 31, 2001                                                        0-10581
-----------------                                                        -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

        Class                                  Outstanding at February 5, 2002
----------------------------                ------------------------------------
Common Stock, $.01 par value                           13,489,760 shares

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

                                TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS


                                                                 December 31,
                                                                     2001
                                                                 -------------

Current assets:
Cash and cash equivalents                                        $    291,000
Trade accounts receivable, net of allowance for doubtful
  accounts of $435,000                                              1,215,000
 Inventories (Note 2)                                               2,659,000
 Other                                                                209,000
                                                                 -------------
   Total current assets                                             4,374,000
                                                                 -------------

Goodwill, net of accumulated amortization of $72,000 (Note 4)         594,000
Net properties (Note 2)                                               707,000
                                                                 -------------

                                                                 $  5,675,000
                                                                 =============
               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                               $  1,752,000
  Accrued expenses                                                    641,000
  Deferred income                                                     218,000
  Current portion of long-term debt                                    68,000
  Due to officer                                                       63,000
  Other current liabilities                                            56,000
                                                                 -------------
    Total current liabilities                                       2,798,000

Long-term debt                                                          8,000
                                                                 -------------

    Total liabilities                                               2,806,000

Stockholders' equity:
  Common stock - .01 par value; 30,000,000 shares authorized,
    13,591,369 shares issued, 13,489,760 shares outstanding           137,000
  Capital in excess of par value                                   47,483,000
  Accumulated deficit                                             (44,038,000)
                                                                 -------------
                                                                    3,582,000
Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                 -------------

   Total stockholders' equity                                       2,869,000
                                                                 -------------

                                                                 $  5,675,000
                                                                 =============


           See accompanying notes to consolidated financial statements

                                TRIMEDYNE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           December 31,
                                                      2000             2001
                                                  -------------    -------------
                                                  (as restated)

Net revenues                                      $  1,638,000     $  1,836,000
Cost of revenues                                     1,445,000          957,000
                                                  -------------    -------------
  Gross profit                                         193,000          879,000

Operating expenses:
 Selling, general and administrative                 1,330,000          699,000
 Research and development                              791,000          394,000
                                                  -------------    -------------
   Total costs and operating expenses                2,121,000        1,093,000
                                                  -------------    -------------

Loss from operations                                (1,928,000)        (214,000)

Other income (expense)                                (580,000)         101,000
                                                  -------------    -------------

Net Loss                                            (2,508,000)        (113,000)

Other Comprehensive Loss:
  Unrealized loss on marketable securities               6,000               --


Comprehensive Loss                                $ (2,514,000)    $   (113,000)
                                                  =============    =============

 Basic and diluted loss per common share          $      (0.20)    $      (0.01)
                                                  =============    =============
 Weighted average number of shares outstanding      12,265,311       13,489,760
                                                  =============    =============


          See accompanying notes to consolidated financial statements.


                                          TRIMEDYNE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                 2000              2001
                                                                             ------------      ------------
                                                                            (as restated)
Cash flows from operating activities:
    Net Loss                                                                 $(2,508,000)      $  (113,000)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                               46,000            55,000
      Impairment of inventory                                                    219,000                --
      Fair value of make-up shares                                               660,000                --
      Gain on sale of fixed assets                                                    --           (17,000)
      Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable                          (485,000)           26,000
      Decrease in inventories                                                    104,000           205,000
      (Increase) decrease in other current assets                                (94,000)           62,000
      Increase (decrease) in accounts payable                                    387,000           (24,000)
      Increase (decrease) in accrued expense                                      29,000           (64,000)
      Decrease in other current liabilities                                           --           (10,000)
                                                                             ------------      ------------

   Net cash provided by (used in) operating activities                        (1,642,000)          120,000

Cash flows from investing activities:
     Capital expenditures                                                        (22,000)               --
     Sale of fixed assets                                                             --            47,000
     Sale of marketable securities                                             2,041,000                --
     Acquisition of MST, net of cash received                                     (1,000)               --
                                                                             ------------      ------------

     Net cash provided by investing activities                                 2,018,000            47,000

Cash flows from financing activities:
     Payments on long-term obligations                                            (7,000)          (23,000)
     Loan from officer                                                                --            63,000
                                                                             ------------      ------------

     Net cash provided by (used in) financing activities                          (7,000)           40,000
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        369,000           207,000
Cash and cash equivalents at beginning of period                                 466,000            84,000
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $   835,000       $ 2,860,000
                                                                             ============      ============
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST                              $   775,000       $        --
                                                                             ============      ============

                    See accompanying notes to consolidated financial statements

                                TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2001 and the results of operations and of cash flows for the three-month periods ended December 31, 2000 and 2001. Results for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2002.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

The Company has incurred losses from operations throughout its recent past. At December 31, 2001, the Company had working capital of approximately $1.6 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $1,083,000, primarily because of the Company's losses during 2001. In addition, the Company's trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses by reducing personnel positions, reducing certain overhead costs, and raising additional capital. Sources of additional financing include the sale of equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There are no assurances that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the three months ended December 31, 2000, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their results of operations for the three months ended December 31, 2000 are as follows:

                                                   Net Loss           Net Loss
                                                                     Per Share
                                                 ------------      -------------
Net loss, as previously presented                $(1,141,000)      $     (0.09)
  Reversal of sale                                  (120,000)            (0.01)
  Physical inventory and
   overhead adjustments                             (587,000)            (0.05)
  Loss on purchase commitments                      (660,000)            (0.05)
                                                 ------------      -------------
Net loss, as adjusted                            $(2,508,000)      $     (0.20)
                                                 ============      =============

The Company reversed sales and the related costs totaling $120,000 because the sales did not meet its revenue recognition criteria. The Company recorded an additional charge to cost of sales of $219,000 and $368,000 for a provision of excess and obsolete inventories and excess capitalized overhead costs, respectively. The Company recorded a charge to operations totaling $660,000 for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000, which was triggered by the acquisition of MST. Management believes the bases used for reporting these charges to operations constitute errors requiring restatement of effects of such charges on operations during the three months ended December 31, 2000.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                               December 31, 2001
                                               -----------------

   Raw material                                     $ 1,183,000
   Work-in-process                                      381,000
   Finished goods                                     1,095,000
                                                    ------------
  Total inventory                                   $ 2,659,000
                                                    ============


Net properties consist of the following:

  Furniture and equipment                           $ 3,270,000
  Leasehold improvements                                272,000
  Other                                                  98,000
                                                    ------------
  Total Properties                                    3,640,000

Accumulated depreciation                             (2,933,000)
                                                    ------------
Net properties                                      $   707,000
                                                    ============

NOTE 3 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 4 - Acquisition of Subsidiary

On November 30, 2000, the Company acquired 100% of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, TX based company that provides medical lasers and other equipment to hospitals and surgery centers on a "per case" rental basis, for 500,000 shares of Trimedyne common stock valued at $775,000. Direct acquisition costs consisting of legal and accounting fees totaled $17,000. The Company recorded goodwill of $666,000 resulting from the transaction, which will be amortized on a straight-line basis over ten years. During the three months ended December 31, 2001, amortization expense was $21,763.

NOTE 5 - Contingencies

The Company elected not to pay the minimum quarterly royalty for the quarter ended September 30, 2000, under a patent license in urology from Lumenis, Inc. ("Lumenis"), as sales of products covered by the license were insignificant. The license, by its terms, terminated on September 30, 2000, due to said non-payment, and the Company ceased marketing products covered by the license. In January 2002, Lumenis filed a lawsuit against the Company in the Federal District Court for the Central District of California in Los Angeles, alleging the Company contributed to customers' infringing Lumenis' patents. The Company believes the lawsuit is entirely without merit and will be rigorously defended. The Company also intends to file counterclaims against Lumenis, including claims alleging violation of the anti-trust laws, price fixing, trade libel, patent misuse and that Lumenis infringed two the of Company's patents.

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions from vendors. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 6  Other Income (Expense)

During the three months ended December 31, 2001, the Company received a reimbursement of legal fees of $51,000 related to the successful defense of the litigation brought on by the co- inventor of the Company's Urolase product. Additionally, the Company reversed approximately $30,000 in accruals related to a prior period.

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

Method of Presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") from the date of acquisition, November 30, 2000 and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter ended December 31, 2000 compared to quarter ended December 31, 2001.

During the quarter ended December 31, 2001, Trimedyne's net revenues increased $198,000 or 12% from the same quarter of the previous year, $1,836,000 vs. $1,638,000. Net sales from lasers decreased by $9,000 or 1% from $641,000 in the prior year quarter to $632,000 in the current quarter. Net sales from delivery and disposable devices increased by $70,000 or 9% from $743,000 to $813,000 for the same quarters. Net sales from service and rental increased by $136,000 or 54% from $254,000 to $390,000 for the same quarters. The increase is due to growth of its revenue share program which was still in its infancy in the prior year quarter. Additionally, the acquisition of MST contributed approximately $154,000 in the current quarter compared to $48,000 in the prior year quarter, which represented only one month of operations due to the timing of the acquisition.

Cost of goods sold was 52% of net sales in the first quarter of fiscal 2002 compared to 88% for the first quarter of fiscal 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of increases in costs of sales in the first quarter of fiscal 2001 for a provision of excess and obsolete inventories totaling $219,000 and a charge for excess capitalized overhead costs totaling $368,000.

Selling, general and administrative expenses decreased from $1,330,000 to $699,000, a decrease of $631,000 or 47%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $345,000 and reductions in advertising and marketing of approximately $90,000.

Research and development expenditures for the quarter ended December 31, 2001, decreased $397,000 or 50% to $394,000 from $791,000. The decrease is primarily attributed to the Company ceasing funding of Cardiodyne's ongoing development. Additionally, the Company reduced its product development efforts.

Other income and expense increased by $681,000 or 117% from expense of $580,000 in the first quarter of fiscal 2001 to income of $101,000 in the first quarter of 2002. The prior period quarter includes a $660,000 charge for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000, which was triggered by the acquisition of MST. Income in the current quarter includes approximately $51,000 in proceeds from the successful defense against the co-inventor of the Company's Urolase(R) product, who was seeking a share of the proceeds of the lawsuit which the Company brought against C.R. Bard.

For the current quarter, the Company had a net loss of $113,000 or $0.01 per share, based on 13,489,760 weighted average number of common shares outstanding, as compared to a net loss of $2,508,000, or $0.20 per share, based on 12,265,311 weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $1,622,000 at September 30, 2001 to $1,576,000 at December 31, 2001, of which $291,000 is cash. Cash and cash equivalents increased by $207,000 of which $120,000 was from operations. Cash from investing activities included $47,000 from the sale of fixed assets. Cash provided by financing activities of $40,000 included a loan of $63,000 from the chief executive officer offset by payments on long-term obligations totaling approximately $23,000.

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

Part II
Other Information


Item 1. Legal Proceedings Previously reported.

Item 2. Changes in Securities
        None


Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to Vote of Security Holders
        None


Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None


        (b)  Reports on Form 8-K
             None

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.


Date:  February 19, 2002              /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer


Date:  February 19, 2002              /s/ Jeffrey S. Rudner
     ----------------------------     --------------------------------------
                                      Jeffrey S. Rudner
                                      Controller