Form 10QSB/A
period 2001-12-31
TRIMEDYNE INC
filed 2002-02-22
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

The Cash Flow Statement ha been amended to correct an error.




                                          TRIMEDYNE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                 2000              2001
                                                                             ------------      ------------
                                                                            (as restated)
Cash flows from operating activities:
    Net Loss                                                                 $(2,508,000)      $  (113,000)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                               46,000            55,000
      Impairment of inventory                                                    219,000                --
      Fair value of make-up shares                                               660,000                --
      Gain on sale of fixed assets                                                    --           (17,000)
      Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable                          (485,000)           26,000
      Decrease in inventories                                                    104,000           205,000
      (Increase) decrease in other current assets                                (94,000)           62,000
      Increase (decrease) in accounts payable                                    387,000           (24,000)
      Increase (decrease) in accrued expense                                      29,000           (64,000)
      Decrease in other current liabilities                                           --           (10,000)
                                                                             ------------      ------------

   Net cash provided by (used in) operating activities                        (1,642,000)          120,000

Cash flows from investing activities:
     Capital expenditures                                                        (22,000)               --
     Sale of fixed assets                                                             --            47,000
     Sale of marketable securities                                             2,041,000                --
     Acquisition of MST, net of cash received                                     (1,000)               --
                                                                             ------------      ------------

     Net cash provided by investing activities                                 2,018,000            47,000

Cash flows from financing activities:
     Payments on long-term obligations                                            (7,000)          (23,000)
     Loan from officer                                                                --            63,000
                                                                             ------------      ------------

     Net cash provided by (used in) financing activities                          (7,000)           40,000
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                        369,000           207,000
Cash and cash equivalents at beginning of period                                 466,000            84,000
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $   835,000       $   291,000
                                                                             ============      ============
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST                              $   775,000       $        --
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