Form 10QSB
period 2002-03-31
TRIMEDYNE INC
filed 2002-05-22
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT


                     PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
MARCH 31, 2002                                                    0-10581
---------------------                                     ----------------------

                                 TRIMEDYNE, INC.


             (Exact name of Registrant as specified in its charter)

           Nevada                                       36-3094439
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

        Class                                  Outstanding at March 31, 2002
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

                                  TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS


                                                                  March  31,
                                                                     2002
                                                                 -------------

Current assets:
Cash and cash equivalents                                        $     91,000
Trade accounts receivable, net of allowance for doubtful
  accounts of $435,000                                              1,006,000
 Inventories (Note 2)                                               2,678,000
 Other Current Assets                                                  70,000
                                                                 -------------
   Total current assets                                             3,845,000

Goodwill, net of accumulated amortization of $72,000                  538,000
Net properties (Note 2)                                               650,000
Other Assets                                                           65,000
                                                                 -------------

                                                                 $  5,098,000
                                                                 =============
               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                               $  1,430,000
  Accrued expenses                                                    560,000
  Deferred income                                                     143,000
  Notes Payable                                                        64,000
  Other current liabilities                                           107,000
                                                                 -------------
    Total current liabilities                                       2,304,000

   Due to officer                                                     150,000
                                                                 -------------
    Total liabilities                                               2,454,000

Stockholders' equity:
  Preferred Stock - $10 par value; 1,000,000 shares authorized,
    none issued or outstanding                                             --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    13,591,369 shares issued, 13,489,760 shares outstanding           137,000
  Capital in excess of par value                                   47,508,000
  Accumulated deficit                                             (44,288,000)
                                                                 -------------
                                                                    3,357,000
Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                 -------------

   Total stockholders' equity                                       2,644,000
                                                                 -------------

                                                                   $5,098,000
                                                                 =============



       See accompanying notes to consolidated financial statements


                   TRIMEDYNE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                   (UNAUDITED)
                                                            Three Months Ended           Six Months Ended
                                                                 March 31,                    March 31,
                                                           2001           2002           2001          2002
                                                       ------------   ------------   ------------  ------------
                                                        (as restated)                 (as restated)
    Net revenues....................................   $ 1,978,000    $ 1,675,000    $ 3,615,000   $ 3,512,000
    Cost of revenues                                     1,571,000        787,000      3,015,000     1,712,000
                                                       ------------   ------------   ------------  ------------
      Gross profit                                         407,000        888,000        600,000     1,800,000

    Operating expenses:
     Selling, general and administrative                 1,367,000        747,000      2,696,000     1,475,000
     Research and development                              542,000        393,000      1,334,000       788,000
                                                       ------------   ------------   ------------  ------------
       Total costs and operating expenses                1,909,000      1,140,000      4,030,000     2,263,000
                                                       ------------   ------------   ------------  ------------

    Loss from operations                                (1,502,000)      (252,000)    (3,430,000)     (463,000)

    Other income (expense)                                (161,000)         2,000       (741,000)      100,000
                                                       ------------   ------------   ------------  ------------

    Net Loss                                            (1,663,000)      (250,000)    (4,171,000)     (363,000)

    Other Comprehensive Loss:
      Unrealized loss on marketable securities......      (739,000)            --       (745,000)           --


    Comprehensive Loss..............................   $(2,402,000)   $  (250,000)    (4,916,000)      (363,000)
                                                       ============   ============   ============   ============

     Basic and diluted loss per common share           $     (0.19)   $     (0.02)   $     (0.40)   $     (0.03)
                                                       ============   ============   ============   ============
     Weighted average number of shares outstanding      12,447,811     13,489,760     12,274,228     13,489,760
                                                       ============   ============   ============   ============

                           See accompanying notes to consolidated financial statements.

                                                           4


                                    TRIMEDYNE, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (UNAUDITED)

                                                                Six Months Ended
                                                                   March 31,
                                                               2001           2002
                                                           ------------   ------------
Cash flows from operating activities:
   Net Loss                                                $(4,171,000)   $  (363,000)
   Adjustment to reconcile net loss to net cash
    (used in) operating activities:
      Depreciation and amortization                             92,000        124,000
      Impairment of inventory                                  438,000             --
      Fair value of make up shares issued                      660,000             --
      Fair value of modification of options granted                 --         25,000
      Gain on sale of fixed assets                                  --        (17,000)
      Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable         (454,000)       235,000
     (Increase) decrease in inventories                        (75,000)       186,000
     (Increase) decrease in other current assets               (55,000)       136,000
      Increase (decrease) in accounts payable                1,176,000       (346,000)
      Increase (decrease) in accrued expense                    12,000       (243,000)
      Increase (decrease) in other liabilities
      Increase in other current liabilities                         --         96,000
      Increase (decrease) in deferred income                    (3,000)        24,000
                                                           ------------   ------------

   Net cash used in operating activities                    (2,380,000)      (143,000)

Cash flows from investing activities:
     (Purchases) sales of fixed assets                        (170,000)        35,000
     Sale of marketable securities                           2,232,000             --
     Acquisition of MST, net of cash received                   (1,000)            --
                                                           ------------   ------------

     Net cash provided by investing activities               2,061,000         35,000

Cash flows from financing activities:
     Payments on long-term obligations                        (104,000)       (35,000)
     Loan from officer                                              --        150,000
     Proceeds from exercise of stock options                    20,000             --
                                                           ------------   ------------

     Net cash provided by (used in) financing activities       (84,000)       115,000
                                                           ------------   ------------

Net increase in cash and cash equivalents                     (403,000)         7,000
Cash and cash equivalents at beginning of period               466,000         84,000
                                                           ------------   ------------
Cash and cash equivalents at end of period                 $    63,000    $    91,000
                                                           ============   ============
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST            $   775,000    $        --
                                                           ============   ============


                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)


NOTE 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002 and the results of operations and of cash flows for the three and six-month periods ended March 31, 2001 and 2002. Results for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending September 30, 2002.


While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

The Company has incurred losses from operations throughout its recent past. At March 31, 2002, the Company had working capital of approximately $1.5 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $1,137,000. In addition, the Company's trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses by eliminating certain personnel positions, reducing certain overhead costs, and raising additional capital. Sources of additional financing include the sale of debt or equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There is no assurance that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is required to have its quarterly condensed, consolidated financial statements for the three months ended March 31, 2002, reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements because of certain inventory discrepancies. Management is currently investigating the matter. Management will file an amendment to this Form 10-QSB when they are able to provide their independent accountants the information required complete their review of these consolidated financial statements.


Restatement of Consolidated Interim Financial Statements

The Company restated its consolidated financial statements for the three and six months ended December 31, 2000 and March 31, 2001, respectively, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their results of operations for the three and six months ended December 31, 2000 and March 31, 2001, respectively, are as follows:

                                       Three Months ended          Six Months Ended
                                         March 31, 2001             March 31, 2001
                                     -----------------------   ----------------------
                                                   Net Loss                 Net Loss
                                       Net Loss   Per Share     Net Loss   Per Share

Net loss, as previously presented    $(1,074,000)  $(0.09)     $(2,215,000)  $(0.18)
 Reversal of sale                             --       --         (120,000)   (0.01)
 Physical inventory and overhead
  adjustments                           (589,000)   (0.04)      (1,176,000)   (0.10)
 Fair value of "make-up" shares
  issued                                      --       --         (660,000)   (0.05)
                                      ----------    -----       ----------    -----
Net loss, as adjusted                $(1,663,000)  $(0.13)     $(4,171,000)  $(0.34)
                                      ==========    =====       ==========    =====

During the three months ended December 31, 2000, the Company reversed sales and the related costs totaling $120,000 because the sales did not meet its revenue recognition criteria. The Company recorded an additional charge to cost of sales of $219,000 and $368,000 for a provision of excess and obsolete inventories and excess capitalized overhead costs, respectively. The Company recorded a charge to operations totaling $660,000 for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000, which was triggered by the acquisition of MST. During the three months ended March 31, 2001, the Company recorded an additional charge to cost of sales of $219,000 and $370,000 for a provision of excess and obsolete inventories and excess capitalized overhead costs, respectively. Management believes the bases used for reporting these charges to operations constitute errors requiring restatement of effects of such charges on operations during the six months ended March 31, 2001.

Accounting Change
Effective the beginning of the first quarter of 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, the company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                                 March 31, 2002
                                                ----------------


   Raw material                                     $   893,000
   Work-in-process                                      645,000
   Finished goods                                     1,140,000
                                                    ------------
  Total inventory                                   $ 2,678,000
                                                    ============


Net properties consist of the following:

  Furniture and equipment                           $ 3,270,000
  Leasehold improvements                                272,000
  Other                                                  98,000
                                                    ------------
  Total Properties                                    3,640,000


Accumulated depreciation                             (2,990,000)
                                                    ------------
Net properties                                      $   650,000
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

NOTE 6 - Other Income (Expense)

During the six months ended March 31, 2002, the Company received a reimbursement of legal fees of $51,000 related to the successful defense of the litigation brought on by the co- inventor of the Company's Urolase product. Additionally, the Company reversed approximately $30,000 in accruals related to a prior period.

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

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001.

During the quarter ended March 31, 2002, Trimedyne's net revenues decreased $303,000 or 15% from the same quarter of the previous year, $1,978,000 vs. $1,675,000. Net sales from lasers decreased by $48,000 or 9% from $540,000 in the prior year quarter to $492,000 in the current quarter. Net sales from delivery and disposable devices decreased by $64,000 or 7% from $848,000 to $784,000 for the same quarters. Net sales from service and rental decreased by $198,000 or 34% from $581,000 to $383,000 for the same quarters. The decrease is due to the departure of a major participant in the revenue share program. Additionally, the acquisition of MST contributed approximately $183,000 in the current quarter compared to $165,000 in the prior year quarter.

Cost of goods sold was 47% of net sales in the second quarter of fiscal 2002 compared to 79% for the second quarter of fiscal 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of increases in costs of sales in the second quarter 2001 for provisions of excess and obsolete inventories totaling $219,000 and a charge for excess capitalized overhead costs totaling $370,000.

Selling, general and administrative expenses decreased from $1,367,000 to $747,000, a decrease of $620,000 or 45%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs of $428,000, including two executives and reductions in advertising and marketing of approximately $108,000.

Research and development expenditures for the quarter ended March 31, 2002, decreased $149,000 or 27% to $393,000 from $542,000. The decrease is primarily attributed to the Company reducing its product development efforts.

Other expense decreased by $163,000 or 101% from $161,000 in the second quarter of fiscal 2001, which included a loss on investments of $191,00, to other income of $2,000 in the second quarter of 2002. All investments were sold in fiscal 2001.

The net loss for the current quarter was $250,000 or $0.02 per share, a reduction of 85% from the net loss for the same quarter of the prior year of $1,663,000 or $0.13 per share, which included charges and adjustments of $589,000 or $0.04 per share.

Six months ended March 31, 2002 compared to six months ended March 31, 2001.

During the six months ended March 31, 2002, Trimedyne's net revenues decreased $103,000 or 3% from the same period of the previous year, $3,615,000 vs. $3,512,000. Net sales from lasers decreased by $59,000 or 5% from $1,181,000 in the prior year to $1,122,000 in the current six month period. Net sales from delivery and disposable devices decreased by $137,000 or 8% from $1,743,000 to $1,606,000 for the six-month periods ending 2001 and 2002, respectively. Net sales from service and rental decreased by $55,000 or 34% from $848,000 to $793,000 for the six-month periods ending 2001 and 2002, respectively. The decrease is due to the departure of a major participant in the revenue share program. Additionally, the acquisition of MST contributed approximately $356,000 in the current six-month period compared to $221,000 in the prior year six-month period.

Cost of goods sold was 47% of net sales in the six months ended March 31, 2002 compared to 79% for the six months ended March 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of increases in costs of sales in the six months ended March 31, 2001 for provisions of excess and obsolete inventories totaling $219,000 and a charge for excess capitalized overhead costs totaling $368,000 in the first quarter ending December 31, 2000 and $219,000 and a charge for excess capitalized overhead costs totaling $370,000 in the second quarter ending March 31, 2001

Selling, general and administrative expenses decreased from $2,696,000 to $1,475,000, a decrease of $1,221,000 or 45%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $595,000, reductions in advertising and marketing of approximately $173,000, and reduction of legal fees of $237,000 resulting from the settlement of Bard legal case.

Research and development expenditures for the six months ended March 31, 2002, decreased $546,000 or 27% to $788,000 from $1,334,000. The decrease is primarily attributed to the Company reducing its product development efforts employee attrition.

Other expense decreased by $841,000 or 113% from expense of $741,000 in the six-month period of fiscal 2001, which included $660,000 charge for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000 triggered by the aquisition of MST, to income of $100,000 in the six-month period of 2002. Income in the current six-month period includes approximately $51,000 in proceeds from the successful defense against the co-inventor of the Company's Urolase(R) product, who was seeking a share of the proceeds of the lawsuit which the Company brought against C.R. Bard, $17,000 for the sale of fixed assets.

The net loss for the six months ended March 31, 2002 was $363,000 or $0.03 per share, a reduction of 91% from the net loss for the same quarter of the prior year of $4,171,000 or $0.34 per share, which included charges and adjustments of $1,956,000 or $0.16 per share.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $1,622,000 at September 30, 2001 to $1,541,000 at March 31, 2002. Cash and cash equivalents increased by $7,000 to $91,000 at March 31, 2002, from $84,000 at September 30, 2001.

During the six-month period ended March 31, 2002, net cash used in operating activities was $143,000 which resulted principally from losses incurred of $363,000, offset by non-cash adjustments for depreciation and amortization of $124,000 and a charge of $25,000 from the modification of certain stock option grants.

Net cash provided by investing activities during the current six-month period was $35,000 from the sale of fixed assets.

Net cash provided from financing activities during the six-month period ending March 31, 2002, was $115,000, which included a loan of $150,000 from the chief executive officer offset by payments on long-term obligations totaling approximately $35,000.

The Company is required to have its quarterly condensed, consolidated financial statements for the three months ended March 31, 2002, reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements because of certain inventory discrepancies. Management is currently investigating the matter. Management will file an amendment to this Form 10-QSB when they are able to provide their independent accountants the information required complete their review of these consolidated financial statements.

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