Form 10QSB/A
period 2002-03-31
TRIMEDYNE INC
filed 2002-05-24
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1


                                   FORM 10-QSB


                                QUARTERLY REPORT


                     PURSUANT TO SECTION 13 OR 15 (d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
MARCH 31, 2002                                                           0-10581
-----------------                                                        -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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


           Class                                 Outstanding at May 24, 2002
----------------------------                ------------------------------------
Common Stock, $.01 par value                           13,489,760 shares

                                TRIMEDYNE, INC.


                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3


        ITEM 1.   Financial Statements                                    3


                  Consolidated Balance Sheet                              3


                  Consolidated Statements of Operations and
                  Comprehensive Loss                                      4


                  Consolidated Statements of Cash Flows                   5


                  Notes to Consolidated Financial Statements              6


        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9


PART II.          Other Information                                       13


SIGNATURE PAGE                                                            14

                                  TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS


                                                                  March  31,
                                                                     2002
                                                                 (as restated)
                                                                 ------------

Current assets:
Cash and cash equivalents                                        $     91,000
Trade accounts receivable, net of allowance for doubtful
  accounts of $68,000                                               1,006,000
 Inventories (Note 2)                                               2,341,000
 Other Current Assets                                                  83,000
                                                                 -------------
   Total current assets                                             3,521,000

Goodwill, net of accumulated amortization of $72,000                  538,000
Net properties (Note 2)                                               650,000
Other Assets                                                           65,000
                                                                 -------------

                                                                 $  4,774,000
                                                                 =============
               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                               $  1,430,000
  Accrued expenses                                                    560,000
  Deferred income                                                     143,000
  Notes Payable                                                        64,000
  Other current liabilities                                           107,000
                                                                 -------------
    Total current liabilities                                       2,304,000

   Due to officer                                                     150,000
                                                                 -------------
    Total liabilities                                               2,454,000

Stockholders' equity:
  Preferred Stock - $10 par value; 1,000,000 shares authorized,
    none issued or outstanding                                             --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    13,591,369 shares issued, 13,489,760 shares outstanding           137,000
  Capital in excess of par value                                   47,508,000
  Accumulated deficit                                             (44,612,000)
                                                                 -------------
                                                                    3,033,000
Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                 -------------

   Total stockholders' equity                                       2,320,000
                                                                 -------------

                                                                 $  4,774,000
                                                                 =============



       See accompanying notes to consolidated financial statements


                 TRIMEDYNE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                  (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                           March 31,                    March 31,
                                                      2001            2002           2001           2002
                                                    --------        --------       --------       --------
                                                  (as restated)  (as restated)   (as restated)  (as restated)
Net revenues                                     $  1,978,000    $  1,675,000    $  3,615,000    $  3,512,000
Cost of revenues                                    1,571,000         949,000       3,015,000       2,036,000
                                                 -------------   -------------   -------------   -------------
  Gross profit                                        407,000         726,000         600,000       1,476,000

Operating expenses:
 Selling, general and administrative                1,367,000         747,000       2,696,000       1,475,000
 Research and development                             542,000         393,000       1,334,000         788,000
                                                 -------------   -------------   -------------   -------------
   Total costs and operating expenses               1,909,000       1,140,000       4,030,000       2,263,000
                                                 -------------   -------------   -------------   -------------

Loss from operations                               (1,502,000)       (414,000)     (3,430,000)       (787,000)

Other income (expense)                               (161,000)          2,000        (741,000)        100,000
                                                 -------------   -------------   -------------   -------------

Net Loss                                           (1,663,000)       (412,000)     (4,171,000)       (687,000)

Other Comprehensive Loss:
  Unrealized loss on marketable securities           (739,000)             --        (745,000)             --
                                                 -------------   -------------   -------------   -------------

Comprehensive Loss                               $ (2,402,000)   $   (412,000)     (4,916,000)       (687,000)
                                                 =============   =============   =============   =============

 Basic and diluted net loss per common share     $      (0.13)   $      (0.03)   $      (0.34)   $      (0.05)
                                                 =============   =============   =============   =============

 Weighted average number of shares outstanding     12,447,811      13,489,760      12,274,228      13,489,760
                                                 =============   =============   =============   =============

                         See accompanying notes to consolidated financial statements.


                                      TRIMEDYNE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)


                                                                 Six Months Ended
                                                                    March 31,
                                                               2001            2002
                                                            ----------      ----------
                                                           (as restated)  (as restated)
Cash flows from operating activities:
    Net Loss                                               $(4,171,000)   $  (687,000)
    Adjustment to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                             92,000        124,000
      Impairment of inventory                                  438,000             --
      Fair value of make up shares issued                      660,000             --
      Fair value of modification of options granted                 --         25,000
      Gain on sale of fixed assets                                  --        (17,000)
      Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable         (454,000)       235,000
     (Increase) decrease in inventories                        (75,000)       523,000
     (Increase) decrease in other current assets               (55,000)       123,000
      Increase (decrease) in accounts payable                1,176,000       (346,000)
      Increase (decrease) in accrued expense                    12,000       (243,000)
      Increase in other current liabilities                         --         96,000
      Increase (decrease) in deferred income                    (3,000)        24,000
                                                           ------------   ------------

   Net cash used in operating activities                    (2,380,000)      (143,000)

Cash flows from investing activities:
     (Purchases) sales of fixed assets                        (170,000)        35,000
     Sale of marketable securities                           2,232,000             --
     Acquisition of MST, net of cash received                   (1,000)            --
                                                           ------------   ------------

     Net cash provided by investing activities               2,061,000         35,000

Cash flows from financing activities:
     Payments on long-term obligations                        (104,000)       (35,000)
     Loan from officer                                              --        150,000
     Proceeds from exercise of stock options                    20,000             --
                                                           ------------   ------------

     Net cash provided by (used in) financing activities       (84,000)       115,000
                                                           ------------   ------------

Net increase in cash and cash equivalents                     (403,000)         7,000
Cash and cash equivalents at beginning of period               466,000         84,000
                                                           ------------   ------------

Cash and cash equivalents at end of period                 $    63,000    $    91,000
                                                           ============   ============
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST            $   775,000    $        --
                                                           ============   ============

See accompanying notes to consolidated financial statements


                                TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2002

                                   (UNAUDITED)


NOTE 1 - Basis of Presentation


Interim Reporting

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002, as restated, and the results of operations and of cash flows for the three and six-month periods ended March 31, 2001 and 2002. Results for the six months ended March 31, 2002, as restated, are not necessarily indicative of the results to be expected for the year ending September 30, 2002.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB as amended.


Going Concern

The Company has incurred losses from operations throughout its recent past. At March 31, 2002, the Company had working capital of approximately $1.2 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $1.1 million. In addition, the Company's trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses by eliminating certain personnel positions, reducing certain overhead costs, and raising additional capital. Sources of additional financing include the sale of debt or equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There is no assurance that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Restatement of Consolidated Interim Financial Statements

The Company noted certain inventory discrepancies between the general ledger and the perpetual inventory during the six months ended March 31, 2002. Management is currently investigating the matter to determine the cause of the discrepancies. The discrepancies amounted to approximately $324,000. Management believes the impact of these discrepancies should be reported, based on net sales and sales mix, equally amongst the first and second quarters of fiscal 2002 in the amount of approximately $162,000 per quarter. The effect on the three month period ended March 31, 2002 and the six-month period ended March 31, 2002 is as follows:

                                               Three months ended                 Six months ended
                                                  March 31, 2002                     March 31, 2002

                                               Net Loss     Net Loss            Net Loss     Net Loss
                                                            Per Share                        Per Share
                                              ----------    ---------          ----------    ---------
Net loss, as previously presented            $ (250,000)    $   (0.02)        $ (363,000)    $   (0.03)
 Inventory adjustments                         (162,000)        (0.01)          (324,000)        (0.02)
                                             -----------    ----------        -----------    ----------
Net loss, as adjusted                        $ (412,000)    $   (0.03)        $ (687,000)    $   (0.05)
                                             ===========    ==========        ===========    ==========


The Company restated its consolidated financial statements for the three and six months ended March 31, 2001, to comply with accounting standards generally accepted in the United States.

During the three months ended December 31, 2000, the Company reversed sales and related costs totaling $120,000 because the sales did not meet its revenue recognition criteria. The Company recorded an additional charge to cost of sales of $438,000 and $738,000 representing provisions for excess and obsolete inventories and excess capitalized overhead costs, respectively, for the six months ended March 31, 2001. The Company recorded a charge to operations totaling $660,000 for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to its private placement in fiscal 2000, which was triggered by the acquisition of MST. Management believes the bases used for reporting these charges to operations constitute errors requiring restatement of effects of such charges on operations during the six months ended March 31, 2001. The effects of the Company's restatement on their results of operations for the three and six months ended March 31, 2001, are as follows:

                                       Three Months ended          Six Months Ended
                                         March 31, 2001             March 31, 2001
                                     -----------------------   ----------------------
                                                   Net Loss                 Net Loss
                                       Net Loss   Per Share     Net Loss   Per Share

Net loss, as previously presented    $(1,074,000)  $(0.09)     $(2,215,000)  $(0.18)
 Reversal of sale                             --       --         (120,000)   (0.01)
 Physical inventory and overhead
  adjustments                           (589,000)   (0.04)      (1,176,000)   (0.10)
 Fair value of "make-up" shares
  issued                                      --       --         (660,000)   (0.05)
                                     ------------  -------     ------------  -------
Net loss, as adjusted                $(1,663,000)  $(0.13)     $(4,171,000)  $(0.34)
                                     ============  =======     ============  =======



Intangible Assets

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 requires the Company to adopt this standard as of October 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Management has not determined the impact of adoption of SFAS 142.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:


                                                   March 31, 2002
                                                  ----------------
                                                    (as restated)

   Raw material                                     $    959,000
   Work-in-process                                       522,000
   Finished goods                                        860,000
                                                    -------------
   Total inventory                                  $  2,341,000
                                                    =============

Net properties consist of the following:

  Furniture and equipment                           $  3,270,000
  Leasehold improvements                                 272,000
  Other                                                   98,000
                                                    -------------
  Total Properties                                     3,640,000


Accumulated depreciation                              (2,990,000)
                                                    -------------
Net properties                                      $    650,000
                                                    =============

NOTE 3 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented. The number of shares which would have been included in the weighted average shares outstanding had the effects been dilutive during the six months ended March 31, 2002, as restated, were approximately 100,000 shares each.

NOTE 4 - Intangible Assets

The Company's intangible assets consist of goodwill relating to Mobile Surgical Technologies, Inc. ("MST"). Goodwill is amortized on a straight-line basis over ten years. During the six months ended March 31, 2002, as restated, amortization expense was $22,000. No impairments of goodwill have been charged to operations since MST is generating positive cash flows from operations.


NOTE 5 - Contingencies


The Company elected not to pay the minimum quarterly royalty for the quarter ended September 30, 2000, under a patent license in urology from Lumenis, Inc. ("Lumenis"), as sales of products covered by the license were insignificant. The license, by its terms, terminated on September 30, 2000, due to said non-payment, and the Company ceased marketing products covered by the license. In January 2002, Lumenis filed a lawsuit against the Company in the Federal District Court for the Central District of California in Los Angeles, alleging the Company contributed to customers' infringing Lumenis' patents. The Company believes the lawsuit is entirely without merit and will be rigorously defended. The Company has filed counterclaims against Lumenis, including claims alleging violation of the anti-trust laws, price fixing, trade libel, patent misuse and that Lumenis infringed two the of Company's patents.

At March 31, 2002, the Company is disputing claims of two lawsuits, one filed by a supplier and one filed by a building contractor. The Company believes the supplier's suit includes charges for materials not delivered, and the Company suffered expenses due to delays caused by the building contractor that offset, at least partially, the amount claimed. The total amount claimed in each suit is included in accounts payable as of March 31, 2002.

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

NOTE 6  Other Income (Expense)


During the six months ended March 31, 2002, the Company received a reimbursement of legal fees of $51,000 related to the successful defense of the litigation brought on by the co-inventor of the Company's Urolase product. Additionally, the Company reversed approximately $30,000 in accruals which did not materialize in payments by the Company.



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



Critical Accounting Policies
----------------------------
Revenue recognition and allowances for doubtful accounts

We recognize revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

Inventories

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. We write down our inventory for estimated obsolescence equal to the salvage value of the obsolete inventory. Product obsolescence may be caused by changes in technology, discontinuance of a product line, replacement products in the marketplace, or other competitive situations.

Valuation of long-lived and intangible assets

We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method or fair value. If these forecasts are not met, we may have to record impairment charges not previously recognized.

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001.

During the quarter ended March 31, 2002, Trimedyne's net revenues decreased $303,000 or 15% from the same quarter of the previous year, $1,978,000 vs. $1,675,000. Net sales from lasers decreased by $48,000 or 9% from $540,000 in the prior year quarter to $492,000 in the current quarter. Net sales from delivery and disposable devices decreased by $64,000 or 7% from $848,000 to $784,000 for the same quarters. Net sales from service and rental decreased by $198,000 or 34% from $581,000 to $383,000 for the same quarters. The decrease is due to the departure of a major participant in the revenue share program. Additionally, the acquisition of MST contributed approximately $183,000 to revenues in the current quarter, compared to $165,000 in the prior year quarter.

Cost of goods sold was 57% of net sales in the second quarter of fiscal 2002 compared to 79% for the second quarter of fiscal 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of the Company's cost reduction efforts. In March 2001, the Company relocated its manufacturing facilities and began reducing costs. Furthermore, costs of sales in the second quarter ending March 31, 2001 contained provisions for excess and obsolete inventories totaling $219,000 and a charge for excess physical inventories and capitalized overhead costs totaling $370,000.

Selling, general and administrative expenses decreased from $1,367,000 to $747,000, a decrease of $620,000 or 45%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs of $428,000, including two executives, and reductions in advertising and marketing of approximately $85,000.

Research and development expenditures for the quarter ended March 31, 2002, decreased $149,000 or 27% to $393,000 from $542,000. The decrease is primarily attributed to the Company reducing the product development efforts of Cardiodyne and other projects, along with employee attrition.

Other expense decreased by $163,000 or 101% from $161,000 in the second quarter of fiscal 2001, which included a loss on investments of $191,000, to other income of $2,000 in the second quarter of 2002. All investments were sold in fiscal 2001.

The net loss for the current quarter was $412,000 or $0.02 per share, on 13,489,760 shares outstanding, a reduction of 75% from the net loss for the same quarter of the prior year of $1,663,000 or $0.13 per share, which included charges and adjustments of $589,000 or $0.04 per share, on 12,447,811 shares outstanding.


Six months ended March 31, 2002 compared to six months ended March 31, 2001.

During the six months ended March 31, 2002, Trimedyne's net revenues decreased $103,000 or 3% from the same period of the previous year, $3,615,000 vs. $3,512,000. Net sales from lasers decreased by $59,000 or 5% from $1,181,000 in the prior year to $1,122,000 in the current six month period. Net sales from delivery and disposable devices decreased by $137,000 or 8% from $1,743,000 to $1,606,000 for the six-month periods ending 2001 and 2002, respectively. Net sales from service and rental decreased by $55,000 or 34% from $848,000 to $793,000 for the six-month periods ending 2001 and 2002, respectively. The decrease is due to the Company's cancelling a revenue sharing agreement with a rental company, due to its failure to timely pay amounts due to the Company. Additionally, the acquisition of MST contributed approximately $356,000 in the current six-month period compared to $221,000 in the prior year six-month period.

Cost of goods sold was 58% of net sales in the six months ended March 31, 2002 compared to 79% for the six months ended March 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of the Company's cost reduction efforts, which began upon the relocation of its manufacturing facilities in March 2001. Furthermore, costs of sales in the six months ended March 31, 2001 contained provisions for excess and obsolete inventories totaling $438,000 and a charge for excess physical inventories and capitalized overhead costs totaling $738,000.

Selling, general and administrative expenses decreased from $2,696,000 to $1,475,000, a decrease of $1,221,000 or 45%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $595,000, reductions in advertising and marketing of approximately $173,000, and reduction of legal fees of $237,000 resulting from the settlement of the Company's lawsuit against C. R. Bard.

Research and development expenditures for the six months ended March 31, 2002, decreased $546,000 or 41% to $788,000 from $1,334,000. The decrease is primarily attributed to the Company reducing the product development efforts of Cardiodyne and other projects, as well as employee attrition.

Other expense decreased by $841,000 to income of $100,000 in the current six-month period from expense of $741,000 in the six-month period of fiscal 2001, which included $660,000 charge for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000, triggered by the acquisition of MST. Income in the current six-month period includes approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Company's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which the Company brought against C.R. Bard, and $17,000 from the sale of fixed assets.

The net loss for the six months ended March 31, 2002, as restated, was $687,000 or $0.05 per share, a reduction of 86% from the net loss for the same quarter of the prior year of $4,171,000 or $0.34 per share, which included charges and adjustments of $1,956,000 or $0.16 per share.


Liquidity and Capital Resources
-------------------------------


The Company's working capital decreased from $1,622,000 at September 30, 2001 to $1,217,000 at March 31, 2002. Cash and cash equivalents increased by $7,000 to $91,000 at March 31, 2002, from $84,000 at September 30, 2001.

During the six-month period ended March 31, 2002, net cash used in operating activities was $143,000 which resulted principally from losses incurred of $687,000, offset by non-cash adjustments for depreciation and amortization of $124,000 and a charge of $25,000 from the modification of certain stock option grants.

Net cash provided by investing activities during the current six-month period was $35,000 from the sale of fixed assets.

Net cash provided from financing activities during the six-month period ending March 31, 2002, was $115,000, which included a loan of $150,000 from the chief executive officer offset by payments on long-term obligations totaling approximately $35,000.

The Company has noted certain inventory discrepancies between the general ledger and the perpetual inventory during the six months ended March 31, 2002. Management believes these discrepancies are due to over-absorption of overhead costs, resulting in inconsistencies in the standard costing of products sold during the six month period ending March 31, 2002. Management has allocated these additional inventory costs totaling $324,000 to the first and second quarters of fiscal 2002 based upon net sales and sales mix.

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

                                      TRIMEDYNE, INC.



Date:       May 24, 2002              /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer


Date:       May 24, 2002              /s/ Jeffrey S. Rudner
     ----------------------------     --------------------------------------
                                      Jeffrey S. Rudner
                                      Controller