Form 10QSB
period 2002-06-30
TRIMEDYNE INC
filed 2002-08-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
  JUNE 30, 2002                                                 -------
-----------------                                               0-10581

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                               Outstanding at August 13, 2002
----------------------------                ------------------------------------
Common Stock, $.01 par value                           13,739,760 shares

                                TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet June 30, 2002                3

                  Consolidated Statements of Operations and
                   Comprehensive Loss for the three
                   and nine months ended June 30, 2002                    4
                   and June 30, 2001 (as restated)
                  Consolidated Statements of Cash Flows for
                   the nine months ended June 30, 2002                    5
                   and June 30, 2001 (as restated)

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12

PART II.          Other Information                                       16

SIGNATURE PAGE                                                            17

                                  TRIMEDYNE, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                    ASSETS

                                                                   June 30,
                                                                     2002
                                                                 ------------
Current assets:
  Cash and cash equivalents                                      $    174,000
  Trade accounts receivable, net of allowance for
   doubtful accounts of $68,000                                     1,050,000
  Inventories (Note 2)                                              2,090,000
  Other Current Assets                                                184,000
                                                                 -------------
   Total current assets                                             3,498,000

Goodwill, net of accumulated
 amortization of $105,000 (Notes 1 and 4)                             561,000
Net properties (Note 2)                                               623,000
Other Assets                                                           58,000
                                                                 -------------

                                                                 $  4,740,000
                                                                 =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  1,504,000
  Accrued expenses (Note 2)                                           649,000
  Deferred income                                                     157,000
  Current portion of long-term debt (Note 5)                           46,000
  Other current liabilities                                            79,000
                                                                 -------------
    Total current liabilities                                       2,435,000

Long-term debt, net of current portion                                      -
Senior Convertible Secured Notes due officer (Note 6)                 200,000
                                                                 -------------
    Total liabilities                                               2,635,000

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred Stock - $10 par value; 1,000,000 shares authorized,
    none issued or outstanding                                             --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    13,591,369 shares issued, 13,489,760 shares outstanding           137,000
  Capital in excess of par value                                   47,656,000
  Accumulated deficit                                             (44,975,000)
                                                                 -------------
                                                                    2,818,000

Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                 -------------

   Total stockholders' equity                                       2,105,000
                                                                 -------------

                                                                 $  4,740,000
                                                                 =============

   See accompanying notes to consolidated financial statements


                                                TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                  (UNAUDITED)

                                                      Three Months Ended              Nine Months Ended
                                                           June 30,                        June 30,
                                                      2001            2002            2001            2002
                                                 -------------   -------------   -------------   -------------
                                                 (as restated)                  (as restated)
Net revenues
   Products                                      $  1,122,000    $  1,616,000    $  4,135,000    $  4,353,000
   Service and rental                                 707,000         280,000       1,310,000       1,055,000
                                                 -------------   -------------   -------------   -------------
                                                    1,829,000       1,896,000       5,445,000       5,408,000
                                                 -------------   -------------   -------------   -------------
Cost of revenues
  Products                                          1,022,000         784,000       3,391,000       2,325,000
  Service and rental                                  232,000         151,000         879,000         646,000
                                                 -------------   -------------   -------------   -------------
                                                    1,254,000         935,000       4,270,000       2,971,000
                                                 -------------   -------------   -------------   -------------

  Gross profit                                        575,000         961,000       1,175,000       2,437,000

Operating expenses:
  Selling, general and administrative,
   including stock-based compensation of
   $97,000 and $173,000 respectively in 2002        1,422,000         928,000       4,118,000       2,479,000
  Research and development                            491,000         348,000       1,825,000       1,136,000
                                                 -------------   -------------   -------------   -------------
   Total costs and operating expenses               1,913,000       1,276,000       5,943,000       3,615,000
                                                 -------------   -------------   -------------   -------------

Loss from operations                               (1,338,000)       (315,000)     (4,768,000)     (1,178,000)

Loss from permanent impairment
 of marketable securities                            (953,000)             --        (953,000)             --
Fair value of make-up shares                               --              --        (660,000)             --
Other income (expense)                                100,000          28,000          19,000         128,000
                                                 -------------   -------------   -------------   -------------

Net Loss                                           (2,191,000)       (287,000)     (6,362,000)     (1,050,000)

Comprehensive Loss                               $ (2,191,000)   $   (287,000)     (6,362,000)     (1,050,000)
                                                 =============   =============   =============   =============

 Basic and diluted net loss per common share     $      (0.17)   $      (0.02)   $      (0.51)   $      (0.08)
                                                 =============   =============   =============   =============

 Weighted average number of shares outstanding     12,447,811      13,614,760      12,274,228      13,531,510
                                                 =============   =============   =============   =============

                         See accompanying notes to consolidated financial statements.

                                       TRIMEDYNE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                Nine Months Ended
                                                                    June 30,
                                                               2001            2002
                                                            ----------      ----------
                                                           (as restated)
Cash flows from operating activities:
    Net Loss                                               $(6,362,000)   $(1,050,000)
    Adjustment to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                            149,000        202,000
      Stock-based compensation                                      --        173,000
      Impairment of inventory                                  596,000             --
      Fair value of make up shares issued                      660,000             --
      Loss from permanent impairment of
      Marketable securities                                    953,000             --
      Gain on sale of fixed assets                                  --        (37,000)
    Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable         (359,000)       191,000
     (Increase) decrease in inventories                        221,000        774,000
     (Increase) decrease in other current assets                38,000         29,000
      Increase (decrease) in accounts payable                1,636,000       (272,000)
      Increase (decrease) in accrued expense                   222,000        (75,000)
      Increase (decrease) in other current liabilities              --        (85,000)
      Increase (decrease) in deferred income                     4,000         38,000
                                                           ------------   ------------

   Net cash used in operating activities                    (2,242,000)      (112,000)

Cash flows from investing activities:
     (Purchases) sales of fixed assets                        (258,000)        37,000
     Sale of marketable securities                           2,232,000             --
     Acquisition of MST, net of cash received                   (1,000)            --
                                                           ------------   ------------

     Net cash provided by investing activities               1,973,000         37,000

Cash flows from financing activities:
     Payments on long-term obligations                        (123,000)       (35,000)
     Proceeds from senior convertible secured
      note due officer                                              --        200,000
     Proceeds from exercise of stock options                    25,000             --
                                                           ------------   ------------

     Net cash provided by (used in) financing activities       (98,000)       165,000
                                                           ------------   ------------

Net increase in cash and cash equivalents                     (367,000)        90,000
Cash and cash equivalents at beginning of period               466,000         84,000
                                                           ------------   ------------

Cash and cash equivalents at end of period                 $    99,000    $   174,000
                                                           ============   ============
Non-cash investing and financing activities:
     Common stock issued for acquisition of MST            $   775,000    $        --
                                                           ============   ============

                See accompanying notes to consolidated financial statements


                                TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 2002

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

Interim Reporting

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, and the results of operations and of cash flows for the three and nine-month periods ended June 30, 2001 as restated, and 2002. Results for the nine months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending September 30, 2002.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB as amended.

Going Concern

The Company has incurred losses from operations throughout its recent past. At June 30, 2002, the Company had working capital of approximately $1.2 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $1.1 million. In addition, the Company's trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to reduce certain of its expenses by eliminating certain personnel positions, reducing certain overhead costs, and raising additional capital. Sources of additional financing include the sale of debt or equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. During the nine months ended June 30, 2002, the Company sold 12% Senior Convertible Secured Notes to its chief executive totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. Management will attempt to register the shares in a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"). There is no assurance that additional capital will be raised or obtained by the Company, or that a registration of securities will be completed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Consolidated Interim Financial Statements

The Company restated its consolidated financial statements for the three and nine months ended June 30, 2001, to comply with accounting standards generally accepted in the United States.

During the three months ended December 31, 2000, the Company reversed sales and related costs totaling $120,000 because the sale did not meet its revenue recognition criteria. The Company also recorded a charge to operations totaling $660,000 for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to its private placement in fiscal 2000, which was triggered by the acquisition of MST. During the Company's annual count of its inventories, they noted certain inventory discrepancies between the general ledger and the perpetual inventory at year end. Management believed these discrepancies are due to over-absorption of overhead costs, resulting in inconsistencies in the standard costing of products sold. Management has allocated these additional inventory costs totaling $387,000 and $1,005,000 to cost of sales during the three and nine months ended June 30, 2001. In addition, during the three and nine months ended June 30, 2001 certain provisions for slow moving and obsolete inventories aggregating $158,000 and $596,000, respectively. Management believes the bases used for reporting these charges to operations constitute errors requiring restatement on their results of operations during the nine months ended June 30, 2001. The effects of the Company's restatement on their results of operations for the three and nine months ended June 30, 2001, are as follows:

                                            Three months ended               Nine months ended
                                               June 30, 2001                   June 30, 2001
                                         -------------------------      --------------------------
                                                          Net Loss                       Net Loss
                                            Net Loss      Per Share         Net Loss     Per Share
Net loss, as previously presented        $ (1,886,000)   $   (0.15)     $ (4,101,000)    $   (0.33)
Provision for obsolete and
 slow moving inventory                       (158,000)       (0.01)         (596,000)        (0.04)
Physical inventory and excess
 overhead adjustments                        (387,000)       (0.03)       (1,005,000)        (0.08)
Fair value of "make-up" shares
 issued                                            --           --          (660,000)        (0.05)
Revenue adjustment                            240,000         0.02                              --
                                         -------------   ----------     -------------    ----------
Net loss, as adjusted                    $ (2,191,000)   $   (0.17)     $ (6,362,000)    $   (0.51)
                                         =============   ==========     =============    ==========

Adjustments to previously reported quarterly fiscal 2002 unaudited financial statements

During the nine months ended June 30, 2002, the Company's chief executive has not received cash compensation for his services. On May 21, 2002, the board of directors approved that 230,000 shares be issued as compensation. Management estimates the fair value of the services provided the chief executive to be approximately $150,000, annually. Management did not accrue such services prior to payment in May 2002 through the issuance of common stock. The impact is to increase selling, general and administrative expenses by approximately $38,000 during the three months ended December 31, 2001 and March 31, 2002, each. As a result of an inventory discrepancy which management believes to be due to over-absorption of overhead costs during the six-month period ended March 31, 2002, management has allocated the additional costs of $162,000 to the first quarter ended December 31, 2001 based upon net sales and sales mix. The effects of the Company's restatement on their results of operations for the previously reported quarterly financial information for three months ended December 31, 2001 and March 31, 2002, are as follows:

                             Unaudited (in thousands, except per share information)
                             -------------------------------------------------------

                                Three months ended            Three months ended
                                 December 31, 2001               March 31, 2002
                               ---------------------         ----------------------
                                   As                            As
                               Originally      As            Originally      As
                                Reported     Restated         Reported     Restated
                               ---------    ---------         ---------   ---------
Revenues, net                  $  1,836     $  1,836          $  1,675    $  1,675
Cost of sales                       957        1,119               949         949
                               ---------    ---------         ---------   ---------
Gross profit                        879          717               726         726

Total operating expenses          1,093        1,131             1,140       1,178
                               ---------    ---------         ---------   ---------
Loss from operations               (214)        (414)             (414)       (452)

Total other income (expense)        101          101                 2           2
                               ---------    ---------         ---------   ---------
Net loss                           (113)        (313)             (412)       (450)
                               =========    =========         =========   =========

Basic and diluted loss
Per share                      $  (0.01)       (0.02)            (0.03)      (0.03)
                               =========    =========         =========   =========

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

Recently Issued Accounting Policies

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts ANZA only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The adoption of SFAS No. 145 is not expected to have a significant impact on The Company's statements of operations.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                                   June 30, 2002
                                                  ----------------

   Raw material                                     $  1,002,000
   Work-in-process                                       485,000
   Finished goods                                        603,000
                                                    -------------
   Total inventory                                  $  2,090,000
                                                    =============

Net properties consist of the following:

  Furniture and equipment                           $  3,270,000
  Leasehold improvements                                 272,000
  Other                                                  116,000
                                                    -------------
  Total Properties                                     3,658,000

Accumulated depreciation                              (3,035,000)
                                                    -------------
Net properties                                      $    623,000
                                                    =============

NOTE 3 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented. The number of shares which would have been included in the weighted average shares outstanding had the effects been dilutive during the nine months ended June 30, 2002, were approximately 100,000 shares each.

NOTE 4 - Intangible Assets

The Company's intangible assets consist of goodwill relating to Mobile Surgical Technologies, Inc. ("MST"). Goodwill is amortized on a straight-line basis over ten years. During the nine months ended June 30, 2002, amortization expense was $49,000. No impairments of goodwill have been charged to operations since MST is generating positive cash flows from operations.

NOTE 5 - Long-term debt

Various loans payable to banks, bearing interest at 9.5% to 10% per annum, with principal and interest due monthly in aggregate installments of $6,552, which mature from November 2002 through April 2003. The loans are secured by lasers and automobiles.

NOTE 6 - Senior convertible secured notes due to officer

During the nine months ended June 30, 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") to its chief executive totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. The Convertible Notes sold in the amount of $150,000 and $50,000 bear interest at 12%, per annum, payable annually on December 31 through December 31, 2006, with a maturity date of February 27 and April 15, 2007, respectively, and are convertible into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Convertible Notes are secured by substantially all the Company's assets. The Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price at which the Conversion Price will be reduced to the price at which the shares of common ctock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. The Company intends to file a registration statement with the SEC to register the underlying common stock.

NOTE 7 - Contingencies

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

At June 30, 2002, the Company is disputing claims of two lawsuits, one filed by a supplier and one filed by a building contractor. The Company believes the supplier's suit includes charges for materials not delivered, and the Company suffered expenses due to delays caused by the building contractor that offset, at least partially, the amount claimed. The total amount claimed in each suit is included in accounts payable as of June 30, 2002. Subsequent to June 30, 2002, the Company settled the above claims with no significant effect on operations.

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

NOTE 8  STOCK-BASED COMPENSATION

Common stock transactions

On April 17, 2002, the board of directors authorized the grant of 10,000 shares of the Company's common stock valued at $5,000 or $0.50 per share to a financial consultant. The shares are fully vested and charged to operations, at the time of board approval, during the three months ended June 30, 2002.

On May 21, 2002, the board of directors authorized the grant of 230,000 shares of the Company's common stock valued at $115,000 or $0.50 per share. Such compensation was provided primarily for services during the nine-months ended June 30, 2002. The Company charged operations for $115,000 during the nine months ended June 30, 2002, of which approximately $38,000 is included in operations during the three months ended June 30, 2002.

Contingent common stock arrangement

On April 17, 2002, the board of directors authorized the grant of 185,000 shares of the Company's common stock to certain employees, subject to the completion of an effective registration statement. In the event the registration is not completed, the shares will not be issued.

Stock options

The Company has adopted stock option plans that authorize the granting of options to key employees and directors in the form of incentive stock options intended to qualify under IRS regulations, and/or non-qualified stock options consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and expire in ten years. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan.

On April 17, 2002, the board of directors authorized the grant of incentive stock options to purchase 286,000 shares at an exercise price of $0.50 per share to employees.

On April 17, 2002, the board of directors authorized the grant of non-qualified stock options to purchase 365,000 shares at various exercise prices ranging from $0.50 per share to $2.50 per share. Options to purchase 350,000 shares of common stock are fully vested. The Company used the Black-Scholes valuation model to value the options. Average assumptions used are: i. a volatility of 60%, ii. a risk-free interest rate of 4.75%, iii. no dividend yield, and iv. an expected life of 3 years. The total value ascribed to options issued to consultants amounted to $53,000 and charged to operations during the three and nine months ended June 30, 2002. These options generally expire in 5 years from the date of grant. Options to purchase 340,000 shares are exercisable as of June 30, 2002.

NOTE 9  Other Income (Expense)

During the nine months ended June 30, 2002, the Company received a reimbursement of legal fees of $51,000 related to the successful defense of the litigation brought on by the co-inventor of the Company's Urolase product. Additionally, the Company received %37,000 for the sale of obsolete equipment and reversed approximately $30,000 in accruals which did not materialize in payments by the Company.

NOTE 10  SEGMENT INFORMATION:

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the six months ended June 30, 2001 and June 30, 2002, were $721,000 and $915,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales and gross profit to customers by similar products and services for the nine months ended June 30, 2001 and 2002 were:

                                                  2001          2002
                                               ---------       ---------
By similar products and services:
Revenues:
 Products
  Laser equipment and accessories             $ 1,904,000     $ 1,656,000
  Delivery and disposable devices               2,449,000       2,479,000
  Service and rental                            1,055,000       1,310,000
                                              ------------    ------------
        Total                                 $ 5,408,000     $ 5,445,000
                                              ============    ============
Gross profit (loss)
 Products
  Laser equipment and accessories             $  (259,000)    $   514,000
  Delivery and disposable devices               1,003,000       1,514,000
  Service and rental                              431,000         409,000
                                              ------------    ------------
        Total                                 $ 1,175,000     $ 2,437,000
                                              ============    ============

The gross profit (loss) on experienced during the nine-months ended June 30, 2001, was largely due to write-downs of inventories due to obsolescence, and physical inventory and overhead adjustments at year-end September 30, 2001.

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

Restatement of June 30, 2001 financial statements

We restated our consolidated financial statements for the three and nine months ended June 30, 2001. During our annual count of our inventories, we noted certain inventory discrepancies between the general ledger and the perpetual inventory at year end. Management believes these discrepancies are due to over-absorption of overhead costs, resulting in inconsistencies in the standard costing of products sold. Management has allocated these additional inventory costs totaling $387,000 and $1,005,000 to cost of sales during the three and nine months ended June 30, 2001. We also provided write-downs of inventory costs due to obsolete products and parts. We charged the financial statements aggregating $158,000 and $596,000, during the three and nine months ended June 30, 2001, respectively. We have reevaluated our standard costs due to changes in product sales mixes, changes in manufacturing costs and the anticipated level of production. We also anticipate cycle counting our inventory as a supplement to our year end count. We believe that our procedures implemented will reduce the risk of restatement of our financial statements in the future.

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001, as restated

During the quarter ended June 30, 2002, Trimedyne's net revenues increased $67,000 or 4% from the same quarter of the previous year, $1,896,000 vs. $1,829,000. Net sales from lasers increased by $327,000 or 45% from $401,000 in the prior year quarter to $728,000 in the current quarter. Net sales from delivery and disposable devices decreased by $12,000 or 1% FROM $882,000 to $894,000 for the same quarters. Net sales from service and rental decreased by $302,000 or 331% from $394,000 to $92,000 for the same quarters. The decrease is due to the departure of a major participant in the revenue share program for non-payment. Additionally, the acquisition of MST contributed approximately $187,000 to revenues in the current quarter, compared to $172,000 in the prior year quarter.

Cost of goods sold was 49% of net sales in the third quarter of fiscal 2002 compared to 69% for the third quarter of fiscal 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of the Company's cost reduction efforts. In March 2001, the Company relocated its manufacturing facilities and began reducing costs. Furthermore, costs of sales in the third quarter ending June 30, 2001 contained provisions for excess and obsolete inventories totaling $158,000 and a charge for excess physical inventories and capitalized overhead costs totaling $387,000.

Selling, general and administrative expenses decreased from $1,422,000 to $928,000 a decrease of $494,000 or 53%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs of $428,000, including two executives, and reductions in advertising and marketing of approximately $68,000. Stock-based compensation, which was included in selling, general and administration expenses, totaled $97,000 during the three months ended June 30, 2002, with no corresponding charge in the comparable period in the prior year. We used our common stock and common stock purchase options to compensate our Chief Executive in the amount of $38,000, as well as employees and certain consultants. Because of our lack of liquidity, we may be required to provide compensation through common stock in the future.

Research and development expenditures for the quarter ended June 30, 2002, decreased $143,000 or 41% to $348,000 from $491,000. The decrease is primarily attributed to the Company reducing the product development efforts of Cardiodyne and other projects, along with employee attrition.

Other expense decreased by $881,000 or 3,146% from $853,000 in the third quarter of fiscal 2001, which included a net loss on investments of $853,000, to other income of $28,000 in the third quarter of 2002. All investments were sold in fiscal 2001.

The net loss for the current quarter was $287,000 or $0.02 per share, on 13,489,760 weighted average shares outstanding, a reduction of 663% from the net loss for the same quarter of the prior year of $2,191,000 or $0.17 per share, which included charges and adjustments of $288,000 or $0.02 per share, on 12,447,811 weighted average shares outstanding. We continue to monitor our costs to reduce our operating losses.

Nine months ended June 30, 2002 compared to nine months ended June 30, 2001, as restated

During the nine months ended June 30, 2002, Trimedyne's net revenues decreased $37,000 or 1% from the same period of the previous year, $5,445,000 vs. $5,408,000. Net sales from lasers increased by $248,000 or 15% from $1,656,000 in the prior year to $1,904,000 in the current nine-month period. Net sales from delivery and disposable devices decreased by $30,000 or 1% from $2,479,000 to $2,449,000 for the nine-month periods ending 2001 and 2002, respectively. Net sales from service and rental decreased by $255,000 or 19% from $1,310,000 to $1,055,000 for the nine-month periods ending 2001 and 2002, respectively. The decrease is due to the Company's canceling a revenue sharing agreement with a rental company, due to its failure to timely pay amounts due to the Company. Additionally, the acquisition of MST contributed approximately $526,000 in the current nine-month period compared to $385,000 in the prior year nine-month period.

Cost of goods sold was 55% of net sales in the nine months ended June 30, 2002 compared to 78% for the nine months ended June 30, 2001. The decrease in cost of goods sold as a percentage of revenues was primarily the result of the Company's cost reduction efforts, which began upon the relocation of its manufacturing facilities in March 2001. Furthermore, costs of sales in the nine months ended June 30, 2001 contained provisions for excess and obsolete inventories totaling $596,000 and a charge for excess physical inventories and capitalized overhead costs totaling $1,005,000.

Selling, general and administrative expenses decreased from $4,118,000 to $2,479,000, a decrease of $1,639,000 or 66%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $595,000, reductions in advertising and marketing of approximately $320,000, and reduction of legal fees of $237,000 resulting from the settlement of the Company's lawsuit against C. R. Bard.

Stock-based compensation, which was charged to selling, general and administrative expenses, totaled $173,000 during the nine months ended June 30, 2002, with no corresponding charge in the comparable period in the prior year. We used our common stock and common stock purchase options to compensate our chief Executive in the amount of $115,000, as well as employees and certain consultants. Because of our lack of liquidity, we may be required to provide compensation through common stock in the future.

Research and development expenditures for the nine months ended June 30, 2002, decreased $689,000 or 61% from $1,825,000 to $1,136,000. The decrease is primarily attributed to the Company reducing the product development efforts of Cardiodyne and other projects, as well as employee attrition.

Other expense decreased by $1,722,000 to income of $128,000 in the current nine-month period from expense of $1,594,000 in the nine-month period of fiscal 2001, which was primarily attributed to a $660,000 charge for the value of "make-up" shares of common stock issued pursuant to an anti-dilution clause related to the private placement in fiscal 2000, triggered by the acquisition of MST along with a loss on the sale of investments of $953,000. Income in the current nine-month period includes approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Company's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which the Company brought against C.R. Bard, $37,000 from the sale of fixed assets and the reversal of approximately $30,000 in accruals which did not materialize in payments by the Company.

The net loss for the nine months ended June 30, 2002, was $1,050,000 or $0.08 per share, a reduction of 506% from the net loss for the same period of the prior year of $6,362,000 or $0.51 per share, which included charges and adjustments of $2,484,000 or $0.18 per share.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from $1,622,000 at September 30, 2001 to $1,063,000 at June 30, 2002. Cash and cash equivalents increased by $90,000 to $174,000 at June 30, 2002, from $84,000 at September 30, 2001.

During the nine-month period ended June 30, 2002, net cash used in operating activities was $112,000 which resulted principally from losses incurred of $1,136,000, offset by non-cash adjustments for depreciation and amortization of $202,000 and stock-based compensation of $173,00 and a charge of $25,000 from the modification of certain stock option grants.

Net cash provided by investing activities during the current nine-month period was $37,000 from the sale of fixed assets.

Net cash provided from financing activities during the nine-month period ending June 30, 2002, was $165,000, which included a loan of $200,000 from the chief executive officer offset by payments on long-term obligations totaling approximately $35,000.

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

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             4.1 Convertible Note form
            99.1 Officer Certification


        (b)  Reports on Form 8-K
             None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date:      August 9, 2002              /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:      August 9, 2002              /s/ Jeffrey S. Rudner
     ----------------------------     --------------------------------------
                                      Jeffrey S. Rudner
                                      Controller