Form 10KSB
period 2002-09-30
TRIMEDYNE INC
filed 2003-01-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002        COMMISSION FILE NO. 0-10581
--------------------------------------------

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

The aggregate market value of voting stock held by non-affiliates of registrant on January 14, 2003, based upon the closing price of the common stock on such date was approximately $1,600,000.
As of September 30, 2002, there were outstanding 13,729,760 shares of registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._____

                                TABLE OF CONTENTS

ITEM 1.    BUSINESS..........................................................  3
               General  .....................................................  3
               Orthopedics, Urology and Other Surgical Specialties...........  4
               Cardiodyne....................................................  4
               New Products..................................................  4
               License Agreements ...........................................  5
               Research and Development .....................................  5
               Manufacturing, Supply Agreements .............................  5
               Marketing ....................................................  5
               Government Regulation ........................................  5
               Employees ....................................................  7
               Patents and Patent Applications ..............................  7
               Competition ..................................................  8
               Insurance ....................................................  8
               Foreign Operations ...........................................  8
ITEM 2.    PROPERTIES .......................................................  8
ITEM 3.    LITIGATION .......................................................  8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  8
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS ......................................................  9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION...............  9
ITEM 7.    FINANCIAL STATEMENTS.............................................. 12
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................... 12
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...... 13
ITEM 10.   EXECUTIVE COMPENSATION ........................................... 14
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 15
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 17
ITEM 13.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................. 17
ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 17
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS........................F-1

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

In mid-2000, the Company established a new marketing strategy, under which the Company provides lasers to laser rental companies and shares in the revenues generated by these companies from renting the lasers to hospitals and surgery centers on a "fee per case" basis. In November 2000, The Company acquired Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based company that provides lasers and other equipment with trained operators to users on a "fee per case" basis in the Southwest.

Net revenue of the Company in fiscal 2002 decreased 6% to $7,057,000 from $7,464,000 for the prior year. The Company had a net loss of $1,215,000 or $(0.9) per share in fiscal 2002, compared to a net loss of $7,484,000 or $(0.59) per share in fiscal 2001. The net loss in fiscal 2001, excluding charges and adjustments totaling $2,833,000, was $4,651,000 or $(0.37) per share. The $2,833,000 of adjustments and charges consisted of a loss of $1,143,000 on the sale of investments, provisions for excess and obsolete inventories totaling $868,000, charges related to common stock issuances in connection with a private placement in fiscal 2000 of $660,000 and a charge for modifications in the terms of certain stock options totaling $162,000.

The Company believes its future lies in expanding the sales of its laser products in its existing business areas, expanding its "fee per case" laser rental services and introducing new laser products for use in orthopedics, urology, gynecology, ENT surgery and gastrointestinal surgery. (See "New Products" for a description of the new products that the Company is developing).

The Company's working capital on September 30, 2002 was $990,000; however, management believes the Company will require additional working capital to meet its past and near term obligations. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

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

The Company's Holmium lasers are used in lithotripsy for fragmentation of urinary stones in the kidney, ureter and bladder, as Company's Holmium laser is able to fragment stones of any color, composition or hardness. The Company recently introduced lower cost optical fibers for use in lithotripsy.

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

Research And Development

From its inception to September 30, 2002, an aggregate of $47,548,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $1,358,000 (of which no R&D expenses attributed to Cardiodyne) was expended during the fiscal year ended September 30, 2002. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products. The Company reduced its product development efforts and ceased funding Cardiodyne's development projects in January 2001.

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

At September 30, 2002, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 24 independent sales entities with approximately 76 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President - Sales and a Marketing Director.

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

Employees

On September 30, 2002, Trimedyne had 57 full-time employees, of whom 33 were engaged in production, 6 in R&D, 4 in sales and marketing, and 14 in general and administrative functions. The Company also employs a consultant on an hourly basis.

On October 18, 2002 the Company terminated 17 employees as part of an ongoing cost cutting strategy.

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

Patents And Patent Applications

As of September 30, 2002, the Company owns or has licenses to 28 U.S. patents, 4 foreign patents, 7 U.S. patent applications and 8 foreign patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the Company's claims of this Patent.

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

Competition

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Lumenis, Inc., Johnson & Johnson, Boston Scientific, Inc., Circon, Inc. and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are Laserscope, Inc., Surgical Laser Technologies, Inc., Convergent, Inc. and others, certain of which are publicly held.

Insurance

The Company has a commercial general liability insurance policy, including an umbrella policy providing coverage in the aggregate amount of $7,000,000 and a products liability insurance policy providing coverage in the amount per occurrence of $10,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability. The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

Foreign Operations

In fiscal 2002, sales of products in foreign countries accounted for approximately 17% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.  PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at a rental of approximately $40,000 per month through December 2005. The Company subleases approximately 8,800 square feet of this facility to an unafilliated third party health management company under a two year lease expiring in April 2004 at a monthly rental of $14,553.00.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.  LITIGATION

The Company is currently a defendant and counterclaimant in Lumenis, Inc. v. Trimedyne, Inc. The plaintiff alleges that Trimedyne is infringing on two of Lumenis' patents. Trimedyne has filed an answer to Lumenis' complaint and also filed a counterclaim against Lumenis. There have been settlement discussions but no settlement has been reached. The Company intends to vigorously defend this litigation and pursue its counterclaim against Lumenis. No provision for loss has been recorded since the matter is in its infancy stages.

The Company has been threatened with litigation in connection with certain of its trade vendors due to the Company's being delinquent in meeting certain of its obligations. Liabilities related to such actions are recorded in the Company's financial statements in accounts payable. The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2002, no matters were submitted to a vote of securities holders.

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

2001                                               High                    Low
----                                              -------                -------
Quarter ended:
December 31, 2000                                 2 7/16                 1 9/16
March 31, 2001                                    2 19/64                1 1/4
June 30, 2001                                     2                      1 17/81
September 30, 2001                                1 29/50                 6/25

2002                                               High                    Low
----                                              -------                -------
Quarter ended:
December 31, 2001                                  20/29                   1/3
March 31, 2002                                    1 1/10                  17/50
June 30, 2002                                      13/20                  17/50
September 30, 2002                                  3/7                    1/5

On August 1, 2002, the Company was notified by NASDAQ that the Company does not meet the minimum financial requirements for listing on the NASDAQ Small Cap Market. The Company transferred to the Over-The-Counter-Bulletin Board (OTC:BB) on November 18, 2002.

         B. Holders of Common Stock

As of September 30, 2002, there were approximately 1,000 holders of record of the Company's Common Stock and an additional estimated 9,200 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

We recognize revenue when the title and risk of ownership have passed to the buyer. In making that assessment, pervasive evidence that an agreement must exist, the products have been shipped, the prices are fixed and determinable and not subject to refund or adjustment, and collection of the amount are reasonably assured. We use purchase orders for the sale of lasers and related disposable systems which is customary in our business. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required.

INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (Fifo) method including material, labor and factory overhead. We write down our inventory for estimated obsolescence equal to the salvage value of the obsolete inventory. Product obsolescence may be caused by changes in technology discontinuance of a product line, replacement products in the marketplace or other competitive situations. See below for discussions of restatements of our financial statements encountered in the recent past related to inventories.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 121, until SFAS 144 is adopted, which uses a single accounting approach for measuring impairment. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-KSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method of Presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") from the date of acquisition, November 30, 2000 and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Consolidated Results of Operations Fiscal years 2002 and 2001

The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2002 and 2001

                                                  Year Ended September 30,

                                                     2002          2001
                                                    ------        ------
Net revenues                                        100.0%        100.0%
Cost of goods sold                                   59.4          83.3
Selling, general and administrative                  40.5          64.8
Research and development                             19.2          31.2
Interest income                                       0.1           2.9
Other expense                                        (0.5)        (24.2)
Other income                                          2.3           0.3
Net loss                                            (17.2)       (100.3)

Net Revenues

Net revenues decreased $407,000 or 6% in fiscal 2002 to $7,057,000 from $7,464,000 in fiscal 2001, due to competitive pressures on prices and slightly lower unit sales. Net revenues from service and rental decreased by $190,000 or 12% primarily due to fewer renewals of service contracts on older lasers . International export revenues were $1,183,000 for fiscal 2002 and $ 1,265,000 for fiscal 2001. The decrease in fiscal 2002 resulted from pricing incentives offered to new distributors in the Asian market, specifically in China and Korea.

Cost of Goods Sold

Cost of goods sold in fiscal 2002 was approximately 59% of net revenues, compared to 83% in fiscal 2001. Part of the $2,757,000 or 45% increase in cost of goods during fiscal 2001 was a provision for excess and obsolete inventories totaling $868,000 and a provision for over-absorption of labor and overhead costs totaling $1,463,000. The Company did not experience significant cost increases in component parts, labor or overhead in fiscal 2002 versus 2001.

Gross Profit

Gross profit for the year ended September 30, 2002 increased $1,614,000 or 129% from fiscal 2001. The lower gross profit for the year ended September 30, 2001 was a result of a provision for excess and obsolete inventories of custom components which have no resale market, combined with management's lowering of selling prices on lasers to meet competition and stimulate sales.

Research and Development Expenses (R&D)

R&D expenses were $1,358,000 in fiscal 2002, compared to $2,330,000 in fiscal 2001. R&D spending in fiscal 2002 was lower, as the Company reduced its product development efforts and ceased funding of the development of Cardiodyne's proposed products. R&D as a percentage of net revenues decreased to 19% of net revenues in fiscal 2002 vs. 31% in fiscal year 2001, due to lower R&D costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased 41% to $2,857,000 in fiscal 2002, compared to $4,839,000 in fiscal 2001. The $1,982,000 decrease in fiscal 2002 is primarily attributed to an decrease in SG&A related to the reduction of staff, reduced marketing efforts and a reduction of commissionable sales.

Other Income and Expense

Interest income was $5,000 in fiscal 2002 compared to $220,000 in fiscal 2001. The levels of cash and equivalents available for investment in interest bearing securities were $317,000 and $84,000 as of September 30, 2002 and 2001, respectively. The decrease in interest income was attributed to the Company's conservative use of cash to reduce debt to improve its financial position as opposed to investing in securities.

Net Loss

As a result of the above, fiscal 2002 net loss was $1,215,000, compared to a net loss of $7,484,000 ($4,651,000 net of $2,833,000 of charges) in fiscal 2001.
Management intends to further reduce and expenses, while continuing its efforts to raise new capital and sell or license some of its patent portfolio.

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of $ 990,000 compared to $1,622,000 at the end of fiscal 2001. Cash and cash equivalents increased by $233,000 in fiscal 2002 to $317,000 compared to $84,000 at September 30, 2001.

In 2002, net cash used in operating activities was $30,000, which resulted principally from losses incurred of $1,215,000, offset by a non-cash charge of $172,000 from the issuance of certain stock grants for compensation, decreases in liabilities of $925,000 and decreases inventories and account receivable of $1,003,000 and $639,000, respectively. Net cash provided by investing activities was $38,000 in fiscal 2002 compared to net cash used of $1,812,000 in fiscal 2001. The decrease in cash provided by investing activities in fiscal 2002 was due to the Company's conservative use of cash to reduce debt as opposed to investing in marketable securities.

Net cash provided by financing activities in fiscal 2002 was $165,000 from the sale of fixed assets.

The Company has incurred losses from operations throughout its recent past. Because of the Company's loss during 2001, the Company's liquid assets declined dramatically and trade payables became significantly past due. While the Company's accounts payable was reduced and its cash and cash equivalents increased in fiscal 2002, our independent auditors have included an explanatory paragraph in their report raising substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include continuing to reduce certain expenses (personnel and overhead) and raise additional capital. Sources of additional capital include the sale of equity securities of the Company, the sale of Cardiodyne and/or the sale or licensing of certain patent rights. There are no assurances that additional capital will be raised or obtained by the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 of this report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                               Age               Position
----                               ---               --------

Marvin P. Loeb                     76                Chairman, President and CEO

Glenn D. Yeik                      35                Executive V.P.

Brian T. Kenney                    47                V.P. - Sales and Marketing

Richard F. Horowitz                62                Secretary and Director

Donald Baker                       73                Director

         MARVIN P. LOEB, has been a director of our Company since 1980, Chairman of the Board since March 1981, Chief Executive Officer from April 1991 to November 2000 and since July 2001. He served as our President from April 1991 until November 1992 and from July 1991 to November 2000. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned subsidiary of the Company) since May 1992. Since May 1986, he has been Chairman and a director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company engaged in the development of a feminine hygiene product. From December 1979 he was a director of Automedix Sciences, Inc., (now COMC, Inc., a publicly held company in the voice and data telecommunications business). From 1980 to June 1999, Mr. Loeb was a director of Contracap, Inc. (now eTravel Serve, Inc., an inactive publicly-held, internet travel service. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

         GLENN D. YEIK, has been our Executive Vice President since April 2002. Prior thereto, he was our Vice President - Product Development from March 2000 to April 2002. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineer from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Prior thereto, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

         L. DEAN CRAWFORD, has been our Senior Vice President-Research and Development since April 1997. Mr. Crawford had been Vice President-Operations/Research and Development from July 1995 to April 1997 and Vice President-Delivery Systems from May 1992 to July 1995. Mr. Crawford has been a Senior engineer from February 1989 to May 1992. Before joining the Company, he was a manufacturing engineer and R & D Section Manager for Baxter Edwards Critical Care Division. Mr. Crawford has a Bachelors and Masters of Engineering Degree in Mechanical Engineering from Brigham Young University. Mr. Crawford ceased to be an employee of the Company in October 2002.

         BRIAN T. KENNEY, has been our Vice President of Sales and Marketing since January 2000. Mr. Kenney had been our Director of International Sales from January, 1999 to January 2000. Before joining Trimedyne, Mr. Kenney held sales and sales management positions with Exogen, a division of Smith & Nephew from April 1996 to November 1999, U.S. Surgical Corporation from January 1982 to December 1984, Stryker Corporation/Endoscopy Division from May 1988 to December 1992, and Surgical Laser Technologies from January 1993 to February 1996. Mr. Kenney is a graduate of the University of Oklahoma with a Bachelors Degree in Business Administration in Marketing and Finance.

         STEPHEN J. BYRNE, has been our Vice President of Operations since July, 2001, having previously been our V.P. Manufacturing from February, 2001 to July 2001 and our Director of Purchasing since May 1999. He has over 20 years of diversified experience in medical device manufacturing, having held management positions at mature, world class, manufacturing companies: Bristol-Meyers from October 1975 to July 1981, American Hospital Supply from July 1981 to August 1982, and 3M from June 1988 to May 1996, as well as a successful start up company, Cardiovascular Devices, Inc. from August 1982 to June 1988. He received a Bachelor's of Science degree in Marketing from California State University at Long Beach. Mr Byrne ceased to be an employee of the Company in October 2002.

         DONALD BAKER, has been a director of our Company since May 1983. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since August 1996. Mr. Baker retired after 39 years as a managing partner of the law firm of Baker & McKenzie. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker is a Director of the Mid-America Committee on International Business and Government Cooperation, Chicago, Automedix Sciences (now COMC, Inc.), Santa Ana, CA and Cardiomedics, Inc., Santa Ana, CA. He is a member of the Chicago and American Bar Associations.

         RICHARD F. HOROWITZ, has been a director of our Company since April 1983, and Secretary since July 2001. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He was a director of Automedix Sciences, Inc. (now COMC, Inc.) from November 1988 until 1999 and he has been a director of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 38 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Mr. Horowitz is a graduate of Columbia College and Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the fiscal years ended September 30, 2002 and 2001 to our Executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2002:

                                                                    Compensation
                                                      Annual        ------------
                                                  Compensation (1)   Securities
                                                  -----------------  Underlying    All Other
                                                  Salary    Bonus     Options     Compensation
Name of Individual and Principal Position   Year   ($)       ($)        (#)         ($) (2)
-----------------------------------------   ----  --------------------------------------------

Marvin P. Loeb............................  2002                        230,000       $ 8,558
   Chairman of the Board, President and     2001  $ 99,132    0          78,000       $12,124
   Chief Executive Officer

Glenn D. Yeik, Executive V.P..............  2002   116,114    0          30,000         8,272
                                            2001   122,836    0          95,300         8,471
                                            2000    64,399               73,000         5,761

L. Dean Crawford, V.P.....................  2002   128,161    0              --         7,402
                                            2001   133,344    0          83,724         7,458
                                            2000   131,659    0          79,020         7,459

Brian T. Kenney, V.P......................  2002   131,796    0          20,000         7,992
                                            2001   113,591    0          30,000         7,886
                                            2000    90,157    0          80,000         7,748

Steven J. Byrne, V.P......................  2002    91,938    0          10,000         2,048
                                            2001    93,448    0          30,000         1,873
                                            2000    66,999    0          71,000         1,054

---------------
Amounts shown include cash and non-cash compensation earned and received by our executive officers.

Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

On January 18, 2001, Mr. Loeb voluntarily reduced his cash compensation by 50% to $107,858 annually ($8,988 per month). On May 7, 2001, he agreed to accept Shares in lieu of the reduced amount of cash compensation, the number of Shares being determined by dividing $8,988 through March 31, 2002, and $9,231 thereafter, by the closing price of our Shares on the last day of each month. Through May 31, 2002, he was entitled to be issued a total of 230,000 Shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the name of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, by each director of the Company, by each named executive officer, and by all directors and executive officers as a group, the number of shares beneficially owned by such persons as of June 30, 2002 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.

                   NAME AND ADDRESS                     AMOUNT AND NATURE OF    PERCENT OF CLASS
TITLE OF CLASS    OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      OUTSTANDING*
--------------    -------------------                   --------------------    ----------------

                  MAJOR SHAREHOLDER
                  -----------------
Common Stock      Marvin P. Loeb, Chairman (1)               1,642,570               12%
$.01 Par Value    15091 Bake Parkway
                  Irvine, CA 92618

                  DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------
                  Donald Baker, Director (2)                    70,000                 *
                  544 Earlston Road
                  Kenilworth, IL 60043

                  Richard Horowitz, Secy. & Dir. (2)            60,000                 *
                  Heller, Horowitz & Feit, P.C.
                  292 Madison Avenue
                  New York, New York 10017

                  Glenn D. Yeik, Exec. V.P.  (3) (4)           174,300                1%
                  L. Dean Crawford, Sr. V.P. (4) (5)            70,010                 *
                  Brian T. Kenney, V.P. (4) (6)                 26,000                 *
                  Steven J. Byrne, V.P. (4) (7)                 22,000                 *

All Directors and Executive                                  2,064,880               15%
Officers as a Group (7 persons) (8)

-------------------
* Indicates less than 1%.

(1) Includes 751,000 Shares held by Mr. Loeb and his wife, 109,570 shares to be issued to Mr. Loeb in lieu of compensation of $37,000 accrued for the period June through September, 2002, 760,000 shares issuable upon conversion of the Notes held by Mr. Loeb and his wife plus accrued interest to maturity, and currently exercisable Options to purchase 22,000 Shares. Does not include 797,900 shares held by Mr. Loeb's adult children and members of their families and trusts for their benefit. See "EXECUTIVE COMPENSATION").

(2)   Includes 20,000 currently exercisable Options.

(3) Includes currently exercisable Options to purchase 17,000 Shares and 110,000 Shares owned by a trust for the benefit of his wife. Mr. Yeik is Mr. Loeb's son-in-law.

(4)   Address is 15091 Bake Parkway, Irvine, CA 92618.

(5)   Includes currently exercisable options to purchase 55,724 Shares.

(6)   Consists solely of currently exercisable options.

(7)   Includes currently exercisable options to purchase 13,000 Shares.

(8) Includes currently exercisable options to purchase 173,724 Shares and 760,000 Shares issuable on conversion of the Notes and accrued interest described in Note 1.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

In fiscal 2002, options to purchase a total of 60,000 Shares of our Common Stock were granted to our above named executive officers.

STOCK OPTIONS EXERCISED AND HELD AT END OF FISCAL YEAR

The following table provides information related to options exercised during the fiscal year ended September 30, 2002, and unexercised options held by the above named executive officers as of the end of such fiscal year.

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING                 VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                   AT FY END (#) (1)               AT FY END ($) (2)
               SHARES ACQUIRED     VALUE     --------------------------  ----------------------------------
               ON EXERCISE (#)  REALIZED($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE ($)  UNEXERCISABLE ($)
               ---------------  -----------  -----------  -------------  ---------------  -----------------
Marvin P. Loeb           0             0         22,000       56,000                0               0

Brian T. Kenney          0             0         26,000       79,000                0               0

Glenn D. Yeik            0             0         17,000       86,000                0               0

Steven J. Byrne          0             0         13,000       68,000                0               0

L. Dean Crawford         0             0         55,724       28,000                0               0

---------------

(1) Our Non-Qualified Stock Options have a term of six years, and our Incentive Stock Options have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable from the date of grant equally over the following three years for our Non-Qualified Stock options and five years for our Incentive Stock Options.

(2) The exercise prices of all of our exercisable and non-exercisable stock options on September 30, 2002 were higher than the market price of $0.25 per share, as reported by NASDAQ on that date. If the exercise price of any of these stock options had been less than the market price on that date, the value would have been calculated by multiplying the closing market price of our Shares at September 30, 2002 by the respective number of Shares and subtracting the option price. No dollar value indicates that the market price on September 30, 2002 was lower than the exercise price.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company subleased space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocated expenses to that company based on actual costs incurred. Such charges aggregated $18,900 and $57,000 for the fiscal years 2002 and 2001, respectively. During fiscal 2002, the Company received collections totaling $18,900 from this related party.
This facility lease expired January 2002; management declined their renewal option and the sublease terminated.

During the year ended September 30, 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") to its Chief Executive totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. The Convertible Notes sold in the amount of $150,000 and $50,000 bear interest at 12%, per annum, payable annually on December 31 through December 31, 2006, with a maturity date of February 27 and April 15, 2007, respectively, and are convertible into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. The Company filed a registration statement with the SEC to register the underlying common stock. The Company's Chief Executive does not intend to demand the registration statement be effective.

On May 21, 2002, the board of directors authorized the grant of 230,000 shares of the Company's common stock valued at $115,000 or $0.50 per share to the Company's Chief Executive.

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

                                       Trimedyne, Inc.

Date: January 14, 2002                 /s/ Marvin P. Loeb
                                       -----------------------
                                       Marvin P. Loeb,
                                       Chairman, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date
---------                         -----                       ----

/s/ Marvin P. Loeb                Chairman of the
------------------------------    Board of Directors,         January 14, 2003
Marvin P. Loeb                    President & CEO

/s/ Donald Baker                  Director                    January 14, 2003
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Director                    January 14, 2003
------------------------------
Richard F. Horowitz

/s/ Jeffrey S. Rudner             Chief Accountig Officer     January 14, 2003
------------------------------
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Trimedyne, Inc. and its subsidiary are included in Item 7:

Consolidated Financial Statements:

        Report of Independent Accountants                                    F-2

        Consolidated Balance Sheet at September 30, 2002                     F-3

        Consolidated Statements of Operations and Comprehensive Loss
        for each of the two years in the period ended September 30, 2002     F-4

        Consolidated Statements of Stockholders' Equity for each of
        the two years in the period ended September 30, 2002                 F-5

        Consolidated Statements of Cash Flows for each of the two years
        in the period ended September 30, 2002                               F-6

        Notes to Consolidated Financial Statements                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company"), as of September 30, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimedyne, Inc. and subsidiaries, as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

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

                                            /s/ McKennon, Wilson & Morgan LLP
                                            ---------------------------------

Irvine, California
January 14, 2003

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                   -------------
                                                                       2002
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $    317,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $62,000                                    601,000
  Inventories (Note 5)                                                1,861,000
  Other                                                                 112,000
                                                                   -------------
      Total current assets                                            2,891,000

  Goodwill, net (Note 3)                                                544,000
  Property and equipment, net (Note 5)                                  552,000
  Other         assets                                                   55,000
                                                                   -------------
                                                                   $  4,042,000
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  1,023,000
  Accrued expenses (Note 5)                                             675,000
  Deferred income                                                       172,000
  Current portion of long-term debt (Note 6)                             31,000
                                                                   -------------
        Total current liabilities                                     1,901,000

Senior Convertible Secured Notes due officer (Note 9)                   200,000
                                                                   -------------
Total liabilities                                                     2,101,000

Stockholders' equity:
  Preferred stock - $0.01 per share, 1,000,000 shares
    authorized, none outstanding                                             --
  Common stock - $.01 par value; 30,000,000 shares
    authorized, 13,831,369 shares issued
    and 13,729,760 shares outstanding (Note 10)                         139,000
  Capital in excess of par value                                     47,655,000
  Accumulated deficit                                               (45,140,000)
                                                                   -------------
                                                                      2,654,000
Less treasury stock, at cost, 101,609 shares                           (713,000)
                                                                   -------------
Total stockholders' equity                                            1,941,000
                                                                   -------------
                                                                   $  4,042,000
                                                                   =============

                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

                                               For The Years Ended September 30,
                                               ---------------------------------
                                                   2002                 2001
                                               -------------       -------------
Net revenues:
  Products                                     $  5,640,000           5,857,000
  Service and rental                              1,417,000           1,607,000
                                               -------------       -------------
                                                  7,057,000           7,464,000
                                               -------------       -------------

Cost of sales:
  Products                                        3,134,000           5,187,000
  Service and rental                              1,060,000           1,028,000
                                               -------------       -------------
                                                  4,194,000           6,215,000
                                               -------------       -------------

Gross Profit                                      2,863,000           1,249,000

Selling, general and administrative expenses      2,857,000           4,839,000
Research and development expenses                 1,358,000           2,330,000
                                               -------------       -------------

Loss from operations                             (1,352,000)         (5,920,000)

Other income (expense):
  Interest income                                     5,000             220,000
  Loss on investments                                    --          (1,143,000)
  Fair value of make-up shares                           --            (660,000)
  Gain on disposal of assets                          9,000                  --
  Creditor settlements and recoveries               123,000              19,000
                                               -------------       -------------

Net loss                                       $ (1,215,000)       $ (7,484,000)
                                               =============       =============
Comprehensive loss                             $ (1,215,000)       $ (7,484,000)
                                               =============       =============

Basic and diluted net loss per share           $      (0.09)       $      (0.59)
                                               =============       =============

Basic and diluted weighted average
 common shares outstanding:                      13,681,369          12,615,000
                                               =============       =============

                 See Notes to Consolidated Financial Statements

TRIMEDYNE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Accumulated
                                 Common Stock           Capital In                      Other
                          --------------------------    Excess of     Accumulated    Comprehensive     Treasury
                            Shares         Amount       Par Value       Deficit          Loss            Stock          Total
                          -----------  -------------  -------------  -------------   -------------   -------------   ------------
Balances at
September 30, 2000        11,931,978   $    120,000   $ 45,661,000   $(36,441,000)   $   (155,000)   $   (713,000)   $ 8,472,000

Change in unrealized
loss on marketable
securities                                                                                155,000                        155,000

Exercise of
stock options                713,359          7,000        202,000                                                       209,000

Stock issued
to consultants                20,200          1,000         32,000                                                        33,000

Make-up shares issued
pursuant to
private placement            425,832          4,000        656,000                                                       660,000

Additional compensation
for modification
of stock options                                           162,000                                                       162,000

Purchase of
Mobile Surgical
Technologies, Inc.           500,000          5,000        770,000                                                       775,000

Net loss for
the year                                                               (7,484,000)                                    (7,484,000)
                          -----------  -------------  -------------  -------------   -------------   -------------   ------------
Balances at
September 30, 2001        13,591,369   $    137,000   $ 47,483,000   $(43,925,000)   $         --    $   (713,000)   $ 2,982,000




TRIMEDYNE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                      Accumulated
                                 Common Stock           Capital In                      Other
                          --------------------------    Excess of     Accumulated    Comprehensive     Treasury
                            Shares         Amount       Par Value       Deficit          Loss            Stock          Total
                          -----------  -------------  -------------  -------------   -------------   -------------   ------------
Shares issued for
services rendered            240,000          2,000        115,000                                                       117,000

Additional compensation
for granting
of stock options
                                                            57,000                                                        57,000

Net loss for
the year                                                               (1,215,000)                                    (1,215,000)
                          -----------  -------------  -------------  -------------   -------------   -------------   ------------
Balances at
September 30, 2002        13,831,369   $    139,000   $ 47,655,000   $(45,140,000)   $         --    $   (713,000)   $ 1,941,000
                          ===========  =============  =============  =============   =============   =============   ============

                                          See Notes to Consolidated Financial Statements

                                                               F-5

                                      TRIMEDYNE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For The Years Ended September 30,
                                                             ---------------------------------
                                                                    2002           2001
                                                                ------------   ------------
Cash flows from operating activities:
  Net loss                                                      $(1,215,000)   $(7,484,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                  261,000        241,000
     Provision for impairment of inventory                               --        868,000
     Provision for bad debts                                             --        164,000
     Loss on sale of investment                                          --      1,143,000
     Fair value of modifications of options granted                      --        162,000
     Fair value of stock issued and options                         174,000         33,000
     Fair value of stock issued pursuant to private placement            --        660,000
     Gain on sale/disposal of fixed assets                           (9,000)            --
  Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable, net          637,000       (523,000)
     Decrease (increase) in inventories                           1,003,000        609,000
     Decrease (increase) in other current assets                    104,000         90,000
     (Decrease) increase in accounts payable                       (751,000)     1,348,000
     (Decrease) increase in accrued expenses                       (127,000)       221,000
     (Decrease) increase in other current liabilities               (47,000)       216,000
                                                                ------------   ------------
     Net cash provided by (used in) operating activities             30,000     (2,252,000)
                                                                ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                                   --       (276,000)
  Sale of marketable securities                                          --      2,089,000
  Acquisition of MST, net of cash received                               --         (1,000)
  Sale of fixed assets                                               38,000             --
                                                                ------------   ------------
     Net cash provided by investing activities                       38,000      1,812,000
                                                                ------------   ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                --        198,000
  Loans from officer                                                200,000             --
  Net payments on long-term liabilities                             (35,000)      (140,000)
                                                                ------------   ------------
  Net cash provided by financing activities                         165,000         58,000
                                                                ------------   ------------

Net decrease in cash and cash equivalents                           233,000       (382,000)

Cash and cash equivalents at beginning of year                       84,000        466,000
                                                                ------------   ------------
Cash and cash equivalents at end of year                        $   317,000    $    84,000
                                                                ============   ============

Non-cash investing and financing activities
  Common stock issued for acquisition of MST                    $        --    $   775,000
                                                                ============   ============
  Stock options exercised for relief of debt                    $        --    $    11,000
                                                                ============   ============

                      See Notes to Consolidated Financial Statements

                                           F-6

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY:

Trimedyne, Inc. ("Trimedyne") and its subsidiary (collectively "the Company") are engaged primarily in the research and development, manufacture and sale of lasers and disposable laser devices in the medical field. The Company has was also been engaged in the research and development of cardiovascular laser devices through its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"). In January 2001, the Company ceased funding Cardiodyne's operations due to budgetary constraints. The Company's operations are primarily located in Southern California with distribution of its products worldwide (Note 12).

On In November 30, 2000, the Company acquired all of the common stock of Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based privately held company, in exchange for 500,000 shares of the Company's unregistered common stock. MST is primarily engaged in providing the Company's lasers and other surgical equipment to hospitals and surgery centers on a "fee-per-case" basis in the southwestern United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne and wholly-owned subsidiary, MST. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company has incurred losses from operations throughout its recent past. At September 30, 2002, the Company had working capital of approximately $1 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $900,000. In addition, the Company's trade payables are past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to seek additional sources of revenues, further reduce costs by eliminating certain personnel positions and reducing certain overhead costs. Management has been successful in reducing its costs significantly in 2002, and must continue to do so. Management continues to seek additional capital from external sources; however, to date such efforts have been unsuccessful. During the year ended September 30, 2002, the Company sold 12% Senior Convertible Secured Notes to its Chief Executive Officer totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. Management filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register the shares. Management currently intends to withdraw this registration statements in the near future. There are no assurances that management's plans will be successful in its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The Company recognizes revenue from products once all of the following criteria for revenue recognition have been met:

1) Persuasive evidence that an agreement exists;
2) the products have been shipped;
3) the prices are fixed and determinable and not subject to refund or adjustment; and
4) collection of the amounts due is reasonably assured.

The Company adopted SAB 101 in the first quarter of fiscal 2001 with no material impact on its consolidated financial statements. Revenues from the sale of delivery and disposable devices are recognized upon shipment of product, provided that all revenue recognition criteria have been met. Generally, customers are required to insure the goods from Trimedyne's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been picked up by shipping company. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all revenue recognition criteria have been met, and ownership risks transferred.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2000, the Company commenced a revenue share program (the "program") with certain laser rental companies, the terms of which include placements of lasers and the sale of reusable and disposable devices discounted at 20% to 50%. The Company shares 35% of the customers' revenues generated from surgical procedures in which the Company's lasers and reusable and disposable devices are used. Generally, the laser rental companies are required to remit a monthly minimum ranging from $3,000 to $3,800 per laser placed. Shared revenues are recognized at the end each month pursuant to the terms of each agreement. As of September 30, 2002, the Company had an agreement with one customer under the program at $3,800 per month. During the periods presented, revenue shares are not significant.

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

Accounting for stock-based compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see Note 9). Stock-based compensation issued to non-employees and consultants are measured at fair value,. Common stock purchase options and warrants issued to non-employees and consultants are measured at fair value using the Black-Scholes valuation model. The Company has considered the effects of Interpretation No. 44 of APB No. 25 issued by the FASB when accounting for stock options issued to employees and to non-employee directors voted to office by shareholders.

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

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per share information

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred in fiscal 2002 and 2001, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consist of the incremental common shares issuable upon the exercise of stock options, using the treasury stock method, approximated 101,000 shares in fiscal 2001. There were no incremental common shares issued in fiscal 2002.

Consolidated statements of cash flows

Cash paid for interest and income taxes in 2001 or 2002 was not applicable or not significant.

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

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions effective October 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after September 30, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Current assets                           $ 138,000
Non-current assets, excluding goodwill     278,000
Goodwill                                   666,000
Current liabilities                        (51,000)
Long-term liabilities                     (239,000)
                                         ----------
                                         $ 792,000
                                         ==========

Amortization of goodwill amounted to $72,000 and $50,000 in fiscal 2002 and 2001, respectively.

NOTE 4.  Marketable Securities

The Company had no marketable securities during the year ended September 30, 2002. Marketable securities during 2001 included an investment in an equity hedge fund which suffered a significant loss during the second quarter of 2001. At that time, management was unable to determine whether the investment was permanently impaired since the value of the investment was volatile. Management determined a permanent impairment to the asset value should be recognized during the third quarter based on the proceeds received from the liquidation of its marketable securities in July 2001 for approximately $47,000. Accordingly, management recorded a charge of $1,143,000 to operations during fiscal 2001. The Company had no marketable securities during the year ended September 30, 2002.

NOTE 5.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

Inventories consist of the following at September 30, 2002:

Raw materials                           $  543,000
Work-in-process                            359,000
Finished goods                             959,000
                                        -----------
                                        $1,861,000
                                        ===========

The Company presently has approximately $1.1 million in purchase commitments for inventory, which have been customized for the Company's production specifications and for which suppliers, due to the Company's account not being current, have not released the related inventory. The purchase commitment will not be reflected in inventory until such time it is shipped by the vendor.

Property and equipment, net consist of the following at September 30, 2002:

Furniture and equipment                               $ 2,270,000
Leasehold improvements                                    218,000
Other                                                     114,000
                                                      ------------
                                                        2,602,000
Less accumulated depreciation and amortization         (2,050,000)
                                                      ------------
                                                      $   552,000
                                                      ============

As discussed in Note 7, the Company entered into a new facility lease beginning February 2001. All remaining leasehold improvements related to the previously leased facility have been expensed. In connection with the newly leased facility, the Company incurred $218,000 in leasehold improvement costs in fiscal 2001. These leasehold improvements will be amortized over the initial lease term on a straight-line basis through December 2005. Depreciation expense totaled $189,000 and $191,000 for fiscal 2002 and 2001, respectively.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following at September 30, 2002:

                                  September 30,
                                       2002
                                  -------------
Salaries, wages and benefits      $    183,000
Accrued royalties                       88,000
Accrued warranty                        62,000
Loss contingencies                      77,000
Other                                  265,000
                                  -------------
                                  $    675,000
                                  =============

NOTE 6.  LONG-TERM DEBT:

Long-term debt consists of the following at September 30, 2002:

Loan payable to bank, bearing interest at
9.5% per annum; principal and interest
due monthly in equal installments of $2,306
paid November 2002                                       $  3,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest
due monthly in equal installments of $1,611
through April 2003. The loan is secured by
the related laser                                          11,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest
due monthly in equal installments of $1,537
through April 2003. The loan is secured by
the related laser                                          10,000

Loan payable to bank, bearing interest at
10% per annum; principal and interest
due monthly in equal installments of $1,098
through April 2003. The loan is secured by
the related automobiles                                     7,000
                                                         ---------
                                                           31,000
Less: current portion                                     (31,000)
                                                         ---------
Long-term debt                                           $     --
                                                         =========

NOTE 7.  INCOME TAXES:

The deferred income tax balances at September 30, 2002, are comprised as follows:

                                                  September 30, 2002
                                                  ------------------
Deferred income tax assets:
    Net operating loss carry forwards             $      15,675,000
    Research & development credits                        3,627,000
    Inventory obsolescence reserves                         727,000
    Accrued expenses                                         52,000
    Account receivable reserves                              26,000
    Other                                                   166,000
    Valuation allowance                                 (20,273,000)
                                                  ------------------
                                                                 --
                                                  ==================

The valuation allowance for deferred tax assets increased approximately $ 3,065,000 and decreased approximately $37,000 during the years ended September 30, 2001 and 2002, respectively. The 2001 increase primarily relates to additional valuation allowance for net operating loss carryforwards and research tax credits generated. Due to the existence of net operating loss carryforwards, such assets of which were fully reserved, the Company recorded no provision for income taxes in fiscal 2002 nor 2001.

In fiscal 2002 and 2001, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2002, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes totaling approximately $45.0 million and $14.3 million, respectively. Federal NOL's begin to expire in 2005 and fully expire in 2020. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 8.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company elected an early termination of the then existing facility lease effective January 2001. In February 2001, the Company entered into a non-cancelable lease, which expires in December 2005, with an option to renew the lease at market rates. The Company subleases approximately 8,800 square feet of this facility to a third party at a monthly rental of $14,600. The sublease expires in April 2005 and reverts to a month-to-month basis.

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

The Company is obligated under lease agreements to make minimum rental payments, excluding taxes and common area maintenance costs, for the years ending September 30 as follows:

           2003              $   490,000
           2004                  528,000
           2005                  528,000
           2006                  132,000
                             ------------
           Total             $ 1,678,000
                             ============

Rent expense for the years ended September 30, 2002 and 2001 was approximately $516,000 and $452,000, respectively. Sub-lease income totaled approximately $119,000 and $55,000 for fiscal 2002 and 2001, respectively.

Contingencies

Litigation

The Company is currently a defendant and counterclaimant in Lumenis, Inc. v. Trimedyne, Inc. The plaintiff alleges that Trimedyne is infringing on two of Lumenis' patents. Trimedyne has filed an answer to Lumenis' complaint and also filed a counterclaim against Lumenis. There have been settlement discussions but no settlement has been reached. The Company intends to vigorously defend this litigation and pursue its counterclaim against Lumenis. No provision for loss has been recorded since the matter is in its infancy stages.

Product liability

The Company is currently a defendant in two product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. Both of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $10,000,000 of coverage for each occurrence. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $10,000,000. Management has recorded a provision for these claims in the amount of $100,000 ($50,000 for each claim), based on the deductible under the insurance policy.

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

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

During the year ended September 30, 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") to its Chief Executive totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. The Convertible Notes sold in the amount of $150,000 and $50,000 bear interest at 12%, per annum, payable annually on December 31 through December 31, 2006, with a maturity date of February 27 and April 15, 2007, respectively, and are convertible into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. The Company filed a registration statement with the SEC to register the underlying common stock. The Company's Chief Executive does not intend to demand the registration statement be effective.

Management intends to withdraw this registration.

NOTE 10. STOCKHOLDERS' EQUITY:

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

On April 17, 2002, the board of directors authorized the grant of incentive stock options to employees to purchase 295,500 shares at an exercise price of $0.50 per share, the estimated fair value at the date of grant.

On April 17, 2002, the board of directors authorized the grant of non-qualified stock options to purchase 365,000 shares at various exercise prices ranging from $0.50 per share to $2.50 per share. Options to purchase 355,000 shares of common stock are fully vested. The Company used the Black-Scholes valuation model to value the options. Average assumptions used are: i. a volatility of 60%, ii. a risk-free interest rate of 4.75%, iii. no dividend yield, and iv. an expected life of 3 years. The total value ascribed to options issued to consultants amounted to $57,000 and charged to operations during the year ended September 30, 2002. These options generally expire 5 years from the date of grant.

On August 24, 2001, the Company modified all option contracts issued to employees and certain non-employee board members. The modification consisted of a reduction in the exercise prices ranging from $1.06 to $3.84 per share to $0.28 per share, for vested options only as of that date. This modification causes the option contracts to be variable in nature, which requires management to re-measure the value of the options on the date of modification and subsequent periodic reporting dates. The effect in fiscal 2001 amounted to $25,013, and such amount was charged to operations as compensation expense. No compensation has been recorded in fiscal 2002 as a result of this repricing, since the fair market value of the Company's common stock is less than the exercise prices above.

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

Activity during the years ended September 30, 2002 and 2001 under the plans was as follows:

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding

                                                Option Exercise     Aggregate
                                    Options     Price Per Share  Exercise Price
                                  ----------  -----------------  ---------------

September 30, 2000                2,197,770   $1.0630 - $6.6300  $    4,686,525
(as restated)

Granted                             793,500   $1.2500 - $1.6875  $    1,005,761
Exercised                          (713,816)  $1.0630 - $3.8438  $   (1,150,671)
Canceled                           (809,320)  $1.0630 - $6.6300  $   (1,670,841)
                                  ----------                     ---------------
September 30, 2001                1,468,134   $1.0630 - $6.6300  $    2,870,936
(as restated)

Granted                             702,000   $0.3300 - $2.5000         544,963
Exercised                                --        --        --              --
Canceled                           (289,580)  $0.4600 - $6.6300        (671,507)
                                  ----------                     ---------------
September 30, 2002                1,880,554   $0.3300 - $4.2500  $    2,744,392
                                  ==========                     ===============

The following table summarizes information concerning outstanding and exercisable options at September 30, 2002, after taking into consideration of the modification of option contract terms:

                                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                --------------------------------  ---------------------------
                   Outstanding  Weighted-Average    Weighted-     Exercisable     Weighted-
    Range of          as of        Remaining         Average         as of        Average
Exercise Prices     9/30/2002   Contractual Life  Exercise Price   9/30/2002   Exercise Price
-----------------  -----------  ----------------  --------------  -----------  --------------
$0.0000 - $0.9375     452,000         8.1            $0.4843        147,000       $0.4769
$0.9376 - $1.8750     975,374         5.2            $1.3076        545,874       $1.3425
$1.8751 - $2.8125     354,180         6.0            $2.5208        175,288       $2.4481
$2.8126 - $3.7500      46,000         0.7            $3.2941         46,000       $3.2941
$3.7501 - $4.6875      53,000         6.8            $3.8821         17,000       $3.9633
                   -----------  ----------------  --------------  -----------  --------------
                    1,880,554         6.0            $1.4594        931,162       $1.5582

As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the year ended September 30, 2002 to the pro-forma amount of $1,253,000 and increasing the Company's net loss for the year ended September 30, 2001 to the pro forma amount of $7,675,000, with a pro forma net loss per share of $(0.09) and $(0.61), respectively.
These pro forma amounts were determined based upon the fair value of each option granted during fiscal 20002 and 2001 on its grant date, using the Black-Scholes option- pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 60% and 167%, respectively, were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 2002 and 2001 was $0.12 and $1.20 per option, respectively.

                                TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent common stock arrangement

On April 17, 2002, the board of directors authorized the grant of 185,000 shares of the Company's common stock to certain employees, subject to the completion of an effective registration statement. In the event the registration is not completed, the shares will not be issued.

Common stock issued

On May 21, 2002, the board of directors authorized the grant of 230,000 shares of the Company's common stock valued at $115,000 or $0.50 per share. Such compensation was provided primarily for services during the nine-months ended June 30, 2002. The Company charged operations for $115,000 during the year ended September 30, 2002.

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

NOTE 11. EMPLOYEE BENEFIT PLAN:

Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $45,000 for fiscal 2002 and $65,000 for fiscal 2001.

NOTE 12. RELATED PARTY TRANSACTIONS:

The Company subleased space to a company controlled by the Company's Chairman and Chief Executive Officer. The Company allocated expenses to that company based on actual costs incurred. Such charges aggregated $18,900 and $57,000 for the fiscal years 2002 and 2001, respectively. During fiscal 2002, the Company received collections totaling $18,900 from this related party.
This facility lease expired January 2002; management declined their renewal option and the sublease terminated.

NOTE 13. SEGMENT INFORMATION:

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

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             For the year ended September 30, 2002        For the year ended September 30, 2001

                                           Service and                                Service and
                             Product         Rental         Total          Product       Rental         Total
                           ------------------------------------------   -----------------------------------------
Revenue                    $ 5,640,000    $ 1,417,000    $ 7,057,000    $ 5,857,000   $ 1,607,000    $ 7,464,000

Cost of sales                3,134,000      1,060,000      4,194,000      5,187,000     1,028,000      6,215,000
                           ------------------------------------------   -----------------------------------------

Gross profit                 2,506,000        357,000      2,863,000        670,000       579,000      1,249,000

Expenses:
Selling, general and
  administrative             2,303,000        554,000      2,857,000      3,871,000       968,000      4,839,000
Research and development     1,358,000                     1,358,000      2,330,000                    2,330,000
                           ------------------------------------------   -----------------------------------------

Loss from operations       $(1,155,000)   $  (197,000)    (1,352,000)   $ 5,531,000   $  (389,000)    (5,920,000)
                           ============   ============                  ============  ============

Other                                                        137,000                                  (1,564,000)
                                                         ------------                                ------------

Net loss                                                 $(1,215,000)                                $(7,484,000)
                                                         ============                                ============

Export sales during the years ended September 30, 2002 and 2001 were $1,183,000 and $1,265,000, respectively. Sales in foreign countries in fiscal 2002 and 2001 accounted for approximately 17% and 17% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                                            2002            2001
                                        -----------     -----------
                      Asia              $  665,000      $  369,000
                      Europe               205,000         672,000
                      Latin America        279,000          59,000
                      Middle East           34,000         165,000
                      Other                     --              --
                                        -----------     -----------
                                        $1,183,000      $1,265,000
                                        ===========     ===========

All long-lived assets were located in the United States at September 30, 2002 and 2001.

Sales to customers by similar products and services for the years ended September 30, 2002 and 2001 were:

                                                  2002          2001
                                               -----------  -----------
By similar products and services:

Laser equipment and accessories                $2,329,000   $2,477,000
Delivery and disposable devices                 3,311,000    3,380,000
Service and rental                              1,417,000    1,607,000
                                               -----------  -----------
        Total                                  $7,057,000   $7,464,000
                                               ===========  ===========

                                 CERTIFICATIONS

I, Marvin P. Loeb, Chief Executive Officer of the Company certify that:

1. I have reviewed this annual report on Form 10KSB of Trimedyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Dated: 14th day of January, 2003

                                          TRIMEDYNE, INC.

                                          /s/ Marvin P. Loeb
                                          By: Marvin P. Loeb
                                          Chief Executive Officer

I, Jeffrey S Rudner, Chief Accounting Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10KSB of Trimedyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Dated: 14th day of January, 2003

                                          TRIMEDYNE, INC.

                                          /s/ Jeffrey S. Rudner
                                          By: Jeffrey S. Rudner
                                          Chief Accounting Officer