Form 10QSB
period 2002-12-31
TRIMEDYNE INC
filed 2003-02-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
DECEMBER 31, 2002                                                        0-10581
-----------------                                                        -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding at February 14, 2003
----------------------------                ------------------------------------
Common Stock, $.01 par value                           13,729,760 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations and
                  Comprehensive Loss                                      4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11

PART II.          Other Information                                       13

SIGNATURE PAGE                                                            14

CERTIFICATIONS                                                            15

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS

                                                                    December 31,
                                                                        2002
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $    261,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $65,000                                                 956,000
  Inventories (Note 2)                                                1,700,000
  Other                                                                  67,000
                                                                   -------------
   Total current assets                                               2,984,000
                                                                   -------------

  Goodwill, net of accumulated amortization of $122,000
    (Note 4)                                                            544,000
  Other assets                                                           53,000
  Property and equipment, net (Note 2)                                  521,000
                                                                   -------------

                                                                   $  4,102,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    891,000
  Accrued expenses                                                      521,000
  Deferred revenue                                                      181,000
  Note payable                                                           17,000
  Other current liabilities                                              62,000
                                                                   -------------
    Total current liabilities                                         1,672,000

  Senior convertible secured notes due to officer                       200,000
                                                                   -------------

    Total liabilities                                                 1,872,000

Stockholders' equity:
  Preferred stock - $0.01 per share, 1,000,000 shares
    authorized, none oustanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 13,891,369 shares issued, 13,729,760
    shares outstanding                                                  139,000
  Capital in excess of par value                                     47,655,000
  Accumulated deficit                                               (44,851,000)
                                                                   -------------
                                                                      2,943,000
  Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                   -------------

   Total stockholders' equity                                         2,230,000
                                                                   -------------

                                                                   $  4,102,000
                                                                   =============

           See accompanying notes to consolidated financial statements

                                 TRIMEDYNE, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             December 31,
                                                        2002            2001
                                                    -------------  -------------
                                                                   (as restated)

Net revenues                                        $  1,685,000   $  1,837,000
Cost of revenues                                         862,000      1,087,000
                                                    ------------   ------------
  Gross profit                                           823,000        750,000

Operating expenses:
 Selling, general and administrative                     475,000        728,000
 Research and development                                 67,000        395,000
                                                    -------------  -------------
   Total operating expenses                              542,000      1,123,000
                                                    -------------  -------------

Income (loss) from operations                            281,000       (373,000)

Other income (expense)                                     9,000         98,000
                                                    -------------  -------------

Net income (loss)                                        290,000       (275,000)

Other comprehensive income (loss):
  None                                                        --             --
                                                    -------------  -------------

Comprehensive income (loss)                         $    290,000   $   (275,000)
                                                    =============  =============

Basic and diluted income (loss) per common share    $       0.02   $      (0.02)
                                                    =============  =============

Weighted average number of shares outstanding         13,729,760     13,489,760
                                                    =============  =============

          See accompanying notes to consolidated financial statements.


                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                             Three Months Ended
                                                                                December 31,
                                                                            2002          2001
                                                                          ----------   ----------
                                                                                      (as restated)
Cash flows from operating activities:
   Net Income (loss)                                                      $ 290,000    $(275,000)
   Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                          31,000       55,000
      Gain on sale of fixed assets                                               --      (17,000)
      Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable                     (355,000)      26,000
      Decrease in inventories                                               161,000      367,000
      Decrease in other current assets                                       47,000       62,000
      (Decrease) in accounts payable                                       (133,000)     (24,000)
      (Decrease) in accrued expenses                                        (92,000)     (64,000)
      (Decrease) in other current liabilities                                (5,000)     (10,000)
                                                                          ----------   ----------

      Net cash provided by (used in) operating activities                   (56,000)     120,000

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                            --       47,000
                                                                          ----------   ----------

   Net cash provided by investing activities                                     --       47,000

Cash flows from financing activities:
   Payments on notes payable                                                     --      (23,000)
   Loan from officer                                                             --       63,000
                                                                          ----------   ----------

     Net cash provided by financing activities                                   --       40,000
                                                                          ----------   ----------
Net increase (decrease) in cash and cash equivalents                        (56,000)     207,000
Cash and cash equivalents at beginning of period                            317,000       84,000
                                                                          ----------   ----------
Cash and cash equivalents at end of period                                $ 261,000    $ 291,000
                                                                          ==========   ==========

Non-cash investing and financing activities:
  None                                                                    $      --           --
                                                                          ==========   ==========

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2002 and the results of operations and cash flows for the three-month periods ended December 31, 2002 and 2001 (as restated). Results for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending September 30, 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2002 annual report on Form 10-KSB.

Going Concern

The Company has incurred losses from operations throughout its history; however, it achieved profitability during the three months ended December 31, 2002. The achievement of earnings was primarily due to significant headcount reductions and the elimination of substantially all research and development. At December 31, 2002, the Company had working capital of approximately $1.3 million, and excluding inventories, the Company's current liabilities exceed the current liquid assets by $388,000. In addition, the Company's trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to seek additional sources of revenues and further reduce costs. Management has been successful in reducing its costs significantly in 2002, and must continue to do so. Management continues to seek additional capital from external sources; however, to date such efforts have been unsuccessful. During the year ended September 30, 2002, the Company sold 12% Senior Convertible Secured Notes to its Chief Executive Officer totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. Management filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register the shares. Management currently intends to withdraw this registration statement in the near future. There are no assurances that management's plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Consolidated Interim Financial Statements

The Company noted certain inventory discrepancies between the general ledger and the perpetual inventory during the six months ended March 31, 2002. The discrepancies amounted to approximately $324,000. Management believed the impact of these discrepancies should be reported, based on net sales and sales mix, equally amongst the first and second quarters of fiscal 2002 in the amount of approximately $162,000 per quarter. The effect on the three month period ended December 31, 2001 was as follows:

                                               Three months ended
                                                December 31, 2002

                                              Net Loss      Net Loss
                                                            Per Share
                                             -----------    ----------
Net loss, as previously presented            $ (113,000)    $   (0.01)
 Inventory adjustments                         (162,000)        (0.01)
                                             -----------    ----------
Net loss, as adjusted                        $ (275,000)    $   (0.02)
                                             ===========    ==========


The Company restated its consolidated financial statements for the three months ended December 31, 2001, to comply with accounting standards generally accepted in the United States.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                                    December 31,
                                                        2002
                                                    ------------

   Raw material                                     $ 1,079,000
   Work-in-process                                      198,000
   Finished goods                                       423,000
                                                    ------------
  Total inventory                                   $ 1,700,000
                                                    ============


Property and equipment consist of the following:


   Furniture and equipment                          $ 2,270,000
   Leasehold improvements                               218,000
   Other                                                114,000
                                                    ------------
                                                      2,602,000
Less accumulated depreciation and amortization       (2,081,000)
                                                    ------------
  Total property and equipment                      $   521,000
                                                    ============


Accrued expenses consist of the following:


   Salaries, wages and benefits                     $   188,000
   Accrued royalties                                     88,000
   Accrued warranty                                      62,000
   Loss contingencies                                    76,000
   Other                                                107,000
                                                    ------------
  Total accrued expenses                            $   521,000
                                                    ============


NOTE 3 - Intangible Assets

On October 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." Management believes the intangible assets relate primarily to goodwill and no adjustment was made to the previous classification. Management reviews for impairment annually. No impairment charges are required based on future undiscounted cash flows. Had goodwill not been amortized during the comparable period in 2001 the Company's loss would have been reduced by $22,000 to $253,000 or $0.01 per share.

NOTE 4 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.


NOTE 5 - Contingencies

Litigation

The Company is currently a defendant and counterclaimant in Lumenis, Inc. v. Trimedyne, Inc. The plaintiff alleges that Trimedyne has infringed on two of Lumenis' patents. Trimedyne has filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging Lumenis' infringment of two of the Company's patents, unfair business practices, libel and anti-trust violations. There have been settlement discussions but no settlement has been reached. The Company intends to vigorously defend this litigation and pursue its counterclaim against Lumenis. No provision for loss has been recorded since the matter is in its infancy stages and the probable outcome is not known.

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

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company, as discussed above, are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 6  Other Income (Expense)

During the three months ended December 31, 2002, the Company recovered approximately $14,000 from customers previously written off for bad debt. The Company also earned $1,000 in interest income, while incurring $6,000 in interest expense on current notes payable.

NOTE 7  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months ended December 31, 2002 (unaudited) and December 31, 2001 (as restated) are as follows:

                               For the quarter ended December 31, 2002          For the quarter ended December 31, 2001
                                                                                             (as restated)

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ----------------------------------------        ------------------------------------------
   Revenue                     $ 1,287,000   $   398,000   $ 1,685,000         $ 1,563,000    $   274,000    $ 1,837,000

   Cost of sales                   634,000       228,000       862,000             907,000        180,000      1,087,000
                               ----------------------------------------        ------------------------------------------

   Gross Profit                    653,000       170,000       823,000             656,000         94,000        750,000

   Expenses:
   Selling, general and
     administrative                341,000       134,000       475,000             582,000        146,000        728,000
   Reasearch and Development        67,000            --        67,000             395,000             --        395,000
                               ----------------------------------------        ------------------------------------------

   Income from operations      $   245,000   $    36,000       281,000         $  (321,000)   $   (52,000)   $  (373,000)
                               ==========================                      ===========================
   Other                                                         9,000                                            98,000
                                                           ------------                                      ------------
   Net Income                                              $   290,000                                       $  (275,000)
                                                           ============                                      ============


Sales and gross profit to customers by similar products and services for the three months ended December 31, 2002 (unaudited) and December 31, 2001 (as restated) were:

                                                          December 31,
                                                      2002             2001
                                                                  (as restated)
                                                  -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories                 $  439,000       $  745,000
  Delivery and disposable devices                    848,000          818,000
 Service and rental                                  398,000          274,000
                                                  -----------      -----------
        Total                                     $1,685,000       $1,837,000
                                                  ===========      ===========
Gross profit
 Products:
  Laser equipment and accessories                 $  200,000       $  147,000
  Delivery and disposable devices                    453,000          509,000
 Service and rental                                  170,000           94,000
                                                  -----------      -----------
        Total                                     $  823,000       $  750,000
                                                  ===========      ===========

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended December 31, 2002 and December 31, 2001, were $415,000 and $303,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended December 31, 2002 and December 31, 2001 accounted for approximately 25% and 17% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                         Three months                 Three months
                        ended December               ended December
                           31, 2002                     31, 2001
                         ------------                 ------------
    Asia                 $   238,000                  $   238,000
    Europe                   165,000                       52,000
    Latin America              9,000                        1,000
    Middle East                3,000                       11,000
    Other                         --                        1,000
                         ------------                 ------------
                         $   415,000                  $   303,000
                         ============                 ============

All long-lived assets were located in the United States during the three months ended December 31, 2002.

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

Quarter ended December 31, 2002 compared to quarter ended December 31, 2001 (as restated)

During the quarter ended December 31, 2002, net revenues were $1,685,000 as compared to $1,837,000 for the same period of the previous year, a $152,000 or 8% decrease. Net sales from lasers decreased by $306,000 or 41% to $439,000 in the current quarter from $745,000 in the prior year quarter. This decrease was the result of a reduction in domestic sales due to reduced marketing efforts. Net sales from delivery and disposable devices increased by $30,000 or 4% to $848,000 in the current quarter from $818,000 in the same quarter of the prior year. Net sales from service and rental increased by $124,000 or 45% to $398,000 from $274,000 for the same quarters. This increase primarily due to the growth of its subsidiary MST (Mobile Surgical Technologies, Inc.).

Cost of goods sold was 51% of net sales in the first quarter of fiscal 2002 compared to 59% for the first quarter of fiscal 2001 (as restated). This increase was primarily a result of higher margins obtained from the sale of fully depreciated lasers from demo inventory.

Selling, general and administrative expenses decreased in the current quarter to $475,000 from $728,000 in the prior year quarter (as restated), a decrease of $253,000 or 35%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing further reductions since prior year end of approximately $196,000.

Research and development expenditures for the quarter ended December 31, 2002, decreased $328,000 or 83% to $67,000 from $395,000 in the quarter ended December 31, 2001 (as restated). The decrease is primarily due to the Company significantly reducing its product development efforts due to the completion of current products.

Other income and expense decreased by $89,000 or 91% to income of $9,000 in the first quarter of fiscal 2002 from income of $98,000 in the first quarter of 2001 (as restated). The prior period quarter income includes approximately $51,000 in proceeds from the successful defense against the co-inventor of the Company's Urolase(R) product, who was seeking a share of the proceeds of the lawsuit which the Company brought against C.R. Bard, combined with reversal of accruals totaling approximately $30,000.

For the current quarter, the Company had net income of $290,000 or $0.02 per share, based on 13,729,760 weighted average number of common shares outstanding, as compared to a net loss of $275,000, or $0.02 per share, based on 13,489,760 weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

The Company has incurred losses from operations throughout its history; however, we have achieved profitability during the three months ended December 31, 2002. The achievement of earnings was primarily due to significante headcount reductions and the elimination of substantially all research and development. At December 31, 2002, we had working capital of approximately $1.3 million, and excluding inventories, our current liabilities exceed the current liquid assets by $388,000. In addition, our trade payables are significantly past due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our plans with respect to these matters include efforts to seek additional sources of revenue and further reduce costs. We have been successful in reducing our costs significantly in 2002, and must continue to do so. We are continuing to seek additional capital from external sources; however, to date such efforts have been unsuccessful. During the year ended September 30, 2002, we sold 12% Senior Convertible Secured Notes to our Chief Executive Officer totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register the shares; however, we currently intend to withdraw this registration statement in the near future. There are no assurances that our management's plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Part II
Other Information

Item 1. Legal Proceedings Previously reported.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             99.1 Officer Certification
             99.2 Controller Certification

        (b)  Reports on Form 8-K
             None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date:  February 14, 2003              /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:  February 14, 2003              /s/ Jeffrey S. Rudner
     ----------------------------     --------------------------------------
                                      Jeffrey S. Rudner
                                      Controller

CERTIFICATION

I, Marvin P. Loeb, hereby certifies that:

    1. I have reviewed this quarterly report on Form 10-QSB of Trimedyne, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

    4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

              (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and

              (iii) Presented in the report our conclusions about the
                   effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

              (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

    6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

/s/ Marvin P. Loeb
------------------------
Marvin P. Loeb, CEO

CERTIFICATION

I, Jeffrey Rudner, hereby certifies that:

    1. I have reviewed this quarterly report on Form 10-QSB of Trimedyne, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

    4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

              b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and

              c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

    6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003


/s/ Jeffrey Rudner
------------------------