Form 10QSB
period 2003-03-31
TRIMEDYNE INC
filed 2003-05-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
MARCH 31, 2003                                                     0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

           Class                              Outstanding at May 14, 2003
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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS

                                                                      March 31,
                                                                        2003
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $    862,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $108,000                                                726,000
  Inventories (Note 2)                                                1,501,000
  Other                                                                  30,000
                                                                   -------------
   Total current assets                                               3,119,000
                                                                   -------------

  Goodwill (Note 3)                                                     544,000
  Other assets                                                           52,000
  Property and equipment, net (Note 2)                                  492,000
                                                                   -------------

                                                                   $  4,207,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    786,000
  Accrued expenses (Note 2)                                             546,000
  Deferred revenue                                                      165,000
  Note payable                                                            6,000
  Other current liabilities                                              67,000
                                                                   -------------
    Total current liabilities                                         1,570,000

  Senior convertible secured notes due to officer (Note 4)              200,000
                                                                   -------------

    Total liabilities                                                 1,770,000

Commitments and contingencies (Note 6)                                       --

Stockholders' equity:
  Preferred stock - $0.01 per share, 1,000,000 shares
    authorized, none outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 13,891,369 shares issued, 13,729,760
    shares outstanding                                                  139,000
  Capital in excess of par value                                     47,655,000
  Accumulated deficit                                               (44,644,000)
                                                                   -------------
                                                                      3,150,000
  Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                   -------------

   Total stockholders' equity                                         2,437,000
                                                                   -------------

                                                                   $  4,207,000
                                                                   =============

           See accompanying notes to consolidated financial statements


                                                TRIMEDYNE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                  (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                             March 31,                        March 31,
                                                        2003            2002             2003           2002
                                                    ------------   ------------     ------------   ------------
Net revenues                                        $  1,653,000   $  1,675,000     $  3,338,000   $  3,512,000
Cost of revenues                                         827,000        949,000        1,689,000      2,036,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           826,000        726,000        1,649,000      1,476,000

Operating expenses:
 Selling, general and administrative                     580,000        747,000        1,055,000      1,475,000
 Research and development                                 36,000        393,000          103,000        788,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              616,000      1,140,000        1,158,000      2,263,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                            210,000       (414,000)         491,000       (787,000)

Other income                                              23,000          2,000           32,000        100,000
                                                    ------------   ------------     ------------   ------------

Income (loss) before income taxes                        233,000       (412,000)         523,000       (687,000)

Provision for income taxes                                26,000             --           26,000             --
                                                    ------------   ------------     ------------   ------------

Net income (loss)                                        207,000       (412,000)         497,000       (687,000)

Other comprehensive income (loss)
  None                                                        --             --               --             --
                                                    ------------   ------------     ------------   ------------

Comprehensive income (loss)                         $    207,000   $   (412,000)    $    497,000    $  (687,000)
                                                    ============   ============     ============    ===========

Basic and diluted income (loss) per common share    $       0.02   $      (0.03)    $       0.04   $      (0.05)
                                                    ============   ============     ============   ============
Weighted average number of shares outstanding         13,729,760     13,489,760       13,729,760     13,489,760
                                                    ============   ============     ============   ============

                         See accompanying notes to consolidated financial statements.

                                                       4


                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                             2003         2002
                                                                          ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                      $ 497,000    $(687,000)
   Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization (Note 3)                                 60,000      124,000
      Fair value of modification of options granted                              --       25,000
      Gain on sale of fixed assets                                               --      (17,000)
      Changes in operating assets and liabilities
      (Increase) decrease in trade accounts receivable                     (125,000)     235,000
      Decrease in inventories                                               360,000      523,000
      Decrease in other current assets                                       85,000      123,000
      (Decrease) in accounts payable                                       (238,000)    (346,000)
      (Decrease) in accrued expenses                                        (62,000)    (243,000)
      (Decrease) increase in deferred revenue                                (7,000)      24,000
      (Decrease) increase in other current liabilities                      (25,000)      96,000
                                                                          ---------    ---------
      Net cash provided by (used in) operating activities                   545,000     (143,000)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                            --       35,000
                                                                          ---------    ---------
      Net cash provided by investing activities                                  --       35,000

Cash flows from financing activities:
   Payments on notes payable                                                     --      (35,000)
   Proceeds from Senior Convertible Notes due to officer                         --      150,000
                                                                          ---------    ---------
     Net cash provided by financing activities                                   --      115,000
                                                                          ---------    ---------
Net increase in cash and cash equivalents                                   545,000        7,000
Cash and cash equivalents at beginning of period                            317,000       84,000
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $ 862,000    $  91,000
                                                                          =========    =========

Non-cash investing and financing activities:
  None                                                                    $      --   $       --
                                                                          =========    =========

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and the results of operations and cash flows for the three and six-month periods ended March 31, 2003 and 2002. Results for the three and six-month ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our 2002 Annual Report on Form
10-KSB.

Going Concern

The Company has incurred losses from operations throughout its recent history; however, it achieved profitability during the three and six-month periods ended March 31, 2003. The achievement of earnings was primarily due to significant headcount reductions and the elimination of research and development. At
March 31, 2003, the Company had working capital of approximately $1.5 million, and excluding inventories, the Company's current assets exceed its current liquid liabilities by $48,000. However, the Company's trade payables remain past due and there is no assurance that sales will increase in the near future to reduce these obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include efforts to seek additional sources of revenues and further reduce costs. Management has been successful in reducing its costs and intends to continue to do so. While management continues to seek additional capital from external sources, to date its efforts have been unsuccessful. During the year ended September 30, 2002, the Company sold 12% Senior Convertible Secured Notes to its Chief Executive Officer totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. Management initially filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register the shares, but the filing has been withdrawn. There are no assurances that management's efforts to raise additional capital will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                                    December 31,
                                                        2002
                                                    ------------

   Raw material                                     $ 1,018,000
   Work-in-process                                      310,000
   Finished goods                                       173,000
                                                    ------------
  Total inventory                                   $ 1,501,000
                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                          $ 2,270,000
   Leasehold improvements                               218,000
   Other                                                114,000
                                                    ------------
                                                      2,602,000
Less accumulated depreciation and amortization       (2,110,000)
                                                    ------------
  Total property and equipment                      $   492,000
                                                    ============

Accrued expenses consist of the following:

   Salaries, wages and benefits                     $   182,000
   Sales tax payable                                    100,000
   Accrued royalties                                     88,000
   Loss contingencies                                    54,000
   Interest                                              26,000
   Income tax payable                                    26,000
   Commissions                                           21,000
   Other                                                 49,000
                                                    ------------
  Total accrued expenses                            $   546,000
                                                    ============

NOTE 3 - Intangible Assets

On October 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." Management believes the intangible assets relate primarily to goodwill and no adjustment was made to the previous classification. Management reviews for impairment annually. No impairment charges are required based on future undiscounted cash flows. Had goodwill not been amortized during the comparable period in 2002, the Company's loss for that period would have been reduced by $56,000 to $356,000 or $0.03 per share.

NOTE 4 - Senior Convertible Secured Notes Due to Officer

During fiscal 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") to its chief executive totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. The Convertible Notes sold in the amount of $150,000 and $50,000 bear interest at 12%, per annum, payable annually on December 31 through December 31, 2006, with a maturity date of February 27 and April 15, 2007, respectively, and are convertible into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Convertible Notes are secured by substantially all the Company's assets. The Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price at which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. No additional notes have been issued by Trimedyne.

NOTE 5 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 6 - Commitments and Contingencies

Litigation

Trimedyne is currently a defendant and counterclaimant in Lumenis, Inc. v. Trimedyne, Inc. The plaintiff alleges that Trimedyne has infringed on two of Lumenis' patents. Trimedyne has filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging Lumenis' infringment of two of the Company's patents, unfair business practices, libel and anti-trust violations. There have been settlement discussions, but no settlement has been reached. The Company intends to vigorously defend this litigation and pursue its counterclaim against Lumenis. No provision for loss has been recorded since the matter is in its infancy stages and the probable outcome is not known.

Product liability

Trimedyne is currently a defendant in two product liability lawsuits. These cases relate to injuries that occurred in connection with medical procedures in which Trimedyne's lasers were used. Both of these cases are currently in litigation. Trimedyne has insurance to cover product liability claims. This insurance provides Trimedyne with $10,000,000 of coverage for each occurrence. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against Trimedyne exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $10,000,000. Management has recorded a provision for these claims in the amount of $100,000 ($50,000 for each claim), based on the deductible under the insurance policy.

Licensing

Trimedyne licensed certain applications related to its medical laser and laser delivery systems under two license agreements from a competitor. Trimedyne elected to not pay the royalty due for the quarter ended September 30, 2000, under one of the licenses, as sales of products pursuant to this license prior to the date of termination were not material and did not warrant the payment of the minimum quarterly royalty. This license agreement automatically terminated on September 30, 2000, and the Company ceased marketing the affected products. Subsequent to September 30, 2001, Trimedyne paid the royalties due under the other license, which remains in force.

In the ordinary course of business, Trimedyne, Inc. is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of Trimedyne. However, in the opinion of management, matters currently pending or threatened against Trimedyne, as discussed above, are not expected to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 7 - Other Income (Expense)

During the six months ended March 31, 2003, Trimedyne received an insurance settlement of $19,000. Income of $100,000 in the prior year six-month period included approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Company's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which Trimedyne brought against C.R. Bard, and $17,000 from the sale of fixed assets.

NOTE 8 - Segment Information

The revenue base of Trimedyne is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and six months ended March 31, 2003 (unaudited) and March 31, 2002 (as restated) are as follows:

                                 For the quarter ended March 31, 2003             For the quarter ended March 31, 2002

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ----------------------------------------        ------------------------------------------
   Revenue                     $ 1,289,000   $   364,000   $ 1,653,000         $ 1,337,000    $   338,000    $ 1,675,000

   Cost of sales                   663,000       164,000       827,000             725,000        224,000        949,000
                               ----------------------------------------        ------------------------------------------

   Gross Profit                    626,000       200,000       826,000             612,000        114,000        726,000

   Expenses:
   Selling, general and
     administrative                448,000       132,000       580,000             598,000        149,000        747,000
   Reasearch and Development        36,000            --        36,000             393,000             --        393,000
                               ----------------------------------------        ------------------------------------------

   Income from operations      $   142,000   $    68,000       210,000         $  (379,000)   $   (35,000)   $  (414,000)
                               ==========================                      ===========================
   Other                                                        23,000                                             2,000
   Income taxes                                                (26,000)                                               --
                                                           ------------                                      ------------
   Net Income                                              $   207,000                                       $  (412,000)
                                                           ============                                      ============

                              For the six months ended March 31, 2003           For the six months ended March 31, 2002

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ----------------------------------------        ------------------------------------------

   Revenue                     $ 2,576,000   $   762,000   $ 3,338,000         $ 2,900,000    $   612,000    $ 3,512,000

   Cost of sales                 1,297,000       392,000     1,689,000           1,632,000        404,000      2,036,000
                               ----------------------------------------        ------------------------------------------

   Gross Profit                  1,279,000       370,000     1,649,000           1,268,000        208,000      1,476,000

   Expenses:
   Selling, general and
     administrative                788,000       267,000     1,055,000           1,180,000        295,000      1,475,000
   Research and development        103,000            --       103,000             788,000             --        788,000
                               ----------------------------------------        ------------------------------------------

   Income from operations      $   388,000   $   103,000       491,000         $  (700,000)   $   (87,000)   $  (787,000)
                               ==========================                      ===========================
   Other                                                        32,000                                           100,000
   Income taxes                                                (26,000)                                               --
                                                           ------------                                      ------------
   Net Income                                              $   497,000                                       $  (687,000)
                                                           ============                                      ============

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2003 (unaudited) and March 31, 2002 (as restated) were:

                                           For the three months ended March 31,    For the six months ended March 31,

                                                 2003             2002                   2003             2002
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $  557,000       $  490,000             $    996,000     $ 1,293,000
  Delivery and disposable devices               732,000          847,000                1,580,000       1,607,000
 Service and rental                             364,000          338,000                  762,000         612,000
                                             -----------      -----------            ------------     -----------
        Total                                $1,653,000       $1,675,000             $  3,338,000     $ 3,512,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $  255,000       $   74,000             $    494,000     $   581,000
  Delivery and disposable devices               371,000          538,000                  785,000         687,000
 Service and rental                             200,000          114,000                  370,000         208,000
                                             -----------      -----------            ------------     -----------
        Total                                $  826,000       $  726,000             $  1,649,000     $ 1,476,000
                                             ===========      ===========            ============     ===========

The revenue base of Trimedyne is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended March 31, 2003 and March 31, 2002, increased by $141,000 or 48% to $436,000 from $295,000, respectively. Export sales during the six months ended March 31, 2003 and March 31, 2002, increased $353,000 or 60% to $941,000 from $588,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended March 31, 2003 and March 31, 2002 accounted for approximately 26% and 18% of the Company's total sales, respectively. Sales in foreign countries for the six months ended March 31, 2003 and March 31, 2002 accounted for approximately 28% and 17% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Six months       Six months
                ended March    ended March        ended March      ended March
                 31, 2003        31, 2002          31, 2003         31, 2002
               ------------    ------------      ------------     ------------
Asia            $   237,000    $   241,000       $    565,000     $    475,000
Europe               32,000         43,000            198,000           88,000
Latin America       159,000             --            161,000            1,000
Middle East           5,000          8,000             14,000           20,000
Other                 3,000          3,000              3,000            4,000
                ------------   ------------      -------------    ------------
                $   436,000    $   295,000       $    941,000     $    588,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three months and six months ended March 31, 2003.

Trimedyne performs ongoing credit evaluations of its customers and generally does not require collateral. Trimedyne maintains reserves for potential credit losses and such losses have been within management's expectation.

Note 9 - Provision for Income Taxes

As of March 31, 2003, the Company's projected tax liability for the quarter is approximately $26,000. The Company's annualized tax liability for the fiscal year ending September 30, 2003, for federal and state tax purposes is approximately $13,000 and $63,000, based on the expected effective income tax rate for the year.

For federal tax purposes, the Company will utilize prior year net operating losses ("NOL"). In addition, NOLs for alternative minimum tax ("AMT") purposes are limited to 90% of AMT taxable income. At September 30, 2002, Trimedyne had an NOL carryforward for federal income tax purposes of approximately $43.0 million. Federal NOLs begin to expire in 2006 and will fully expire in 2025.

For California tax purposes, the usage of California NOLs is currently suspended and will resume in 2004. At September 30, 2002, Trimedyne had an NOL carryforward for California income tax purposes of approximately $11.9 million. California NOLs begin to expire in 2004 and will fully expire in 2011.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Method of Presentation

The consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne"), which is inactive.

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

During the quarter ended March 31, 2003, net revenues were $1,653,000 as compared to $1,675,000 for the same period of the previous year, a $22,000 or 1% decrease. Net sales from lasers and accessories increased by $67,000 or 14% to $557,000 in the current quarter from $490,000 in the prior year quarter. This increase was the result of an increase in export sales. Net sales from delivery and disposable devices decreased by $115,000 or 14% to $732,000 in the current quarter from $847,000 in the same quarter of the prior year. Net sales from service and rental increased by $26,000 or 8% to $364,000 from $338,000 for the same quarters. This increase primarily due to an increase in billable service calls.

Cost of goods sold was 50% of net sales in the second quarter of fiscal 2003 compared to 57% for the second quarter of fiscal 2002. This decrease was primarily a result of higher margins obtained from the sale of refurbished and depreciated lasers from demo inventory.

Selling, general and administrative expenses decreased in the current quarter to $580,000, which included a $46,000 reserve for international bad debt, from $747,000 for the quarter ended March 31, 2002, a decrease of $167,000 or 22%. The decrease in selling, general and administrative expenses is primarily attributed to cost containment measures including employee layoffs representing further reductions in headcount since the prior year end of approximately $196,000.

Research and development expenditures for the quarter ended March 31, 2003, decreased $357,000 or 91% to $36,000 from $393,000 in the quarter ended March 31, 2002. The decrease is primarily due to Trimedyne significantly reducing its product development efforts due to the completion of development of its current products.

Other income and expense increased by $21,000 to income of $23,000 in the second quarter of fiscal 2003 from $2,000 in the second quarter of 2002. This increase was primarily the result of the receipt of an insurance settlement of $19,000 for products damaged in shipping.

For the current quarter, Trimedyne had net income of $207,000 or $0.02 per share, based on 13,729,760 weighted average number of common shares outstanding, which included a provision for income taxes of $26,000, as compared to a net loss of $412,000, or $0.03 per share, based on 13,489,760 weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Six months ended March 31, 2003 compared to six months ended March 31, 2002.

During the six months ended March 31, 2003, net revenues were $3,338,000 as compared to $3,512,000 for the same period of the previous year, a $174,000 or 5% decrease. Net sales from lasers and accessories decreased by $297,000 or 23% to $996,000 during the six months ended March 31, 2003 from $1,293,000 in the the same period of the prior year. This decrease was the result of a weakening of domestic sales. Export sales, however, increased by $353,000 or 60% due to increased product orders in Asia and Latin America. Net sales from delivery and disposable devices decreased by $27,000 or 2% to $1,580,000 during the six months ended March 31, 2003 from $1,607,000 for the same period of the prior year. Net sales from service and rental increased by $150,000 or 25% to $762,000 from $612,000 for the same period in the prior year. This increase primarily due to an increase in billable service calls.

Cost of goods sold was 51% of net sales in the six months ended March 31, 2003 compared to 58% for the six months ended March 2002. The decrease in cost of goods sold as a percentage of revenues was primarily the result of our continued cost reduction efforts combined with the sale of refurbished and depreciated lasers from demo inventory.

For the six months ended March 31, 2003, selling, general and administrative expenses totaled $1,055,000 as compared to $1,475,000 for the same period of the previous year, a $420,000 or 28% decrease. The decrease in selling, general and administrative expenses since prior year period is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $90,000, reductions in selling expenses of $120,000 (excluding advertising and marketing), and outside services from consultants of $65,000. Further reductions were accomplished in advertising and marketing of approximately $33,000, legal fees of $24,000, rent expense of $32,000, travel expenses of $28,000, and telephone expenses of $20,000 during the comparable six-month periods.

Research and development expenditures for the six months ended March 31, 2003, decreased $685,000 or 87% to $103,000 from $788,000. The decrease is primarily due to Trimedyne significantly reducing its product development efforts due to the completion of development of its current products.

Other income decreased by $68,000 to income of $32,000 in the current six-month period from income of $100,000 in the six-month period of fiscal 2002. Other income in the prior year six-month period included approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Trimedyne's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which Trimedyne brought against C.R. Bard, and $17,000 from the sale of fixed assets.

For the six months ended March 31, 2003, Trimedyne had net income of $497,000 or $0.04 per share, based on 13,729,760 weighted average number of common shares outstanding, which included a provision for income taxes of $26,000, as compared to a net loss of $687,000, or $0.05 per share, based on 13,489,760 weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

Trimedyne, Inc. has incurred losses from operations throughout its recent history; however, it has achieved profitability during the six months ended March 31, 2003. The achievement of earnings was primarily due to significant headcount reductions and the elimination of research and development. At March 31, 2003, we had working capital of approximately $1.5 million, and excluding inventories, our liquid current assets exceed the current liabilities by $48,000. Our trade payables remain significantly past due, but the past due balance continues to be reduced and we are obtaining favorable terms from vendors, which will allow us to increase our inventories. There is no assurance that sales will increase in the near future. We remain substantially undercapitalized. These factors raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include efforts to seek additional sources of revenue, further reduce costs, and increase our marketing efforts, which have previously suffered from weak cash flows, in an effort to increase sales. We are continuing to seek additional capital from external sources; however, to date our efforts have been unsuccessful. During the year ended September 30, 2002, we sold 12% Senior Convertible Secured Notes to our Chief Executive Officer totaling $200,000, with the intent to sell additional notes in the aggregate amount of $800,000, for a total offering of $1,000,000. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register the shares; however, we have withdrawn this registration statement. There are no assurances that our management's efforts to obtain additional capital will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Date:  May 14, 2003                   /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:  May 14, 2003                   /s/ Jeffrey S. Rudner
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

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and

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

Date:  May 14, 2003

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

              b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and

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

Date:  May 14, 2003

/s/ Jeffrey Rudner
------------------------