Form 10QSB
period 2003-06-30
TRIMEDYNE INC
filed 2003-08-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
June 30, 2003                                                     0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                      15091 Bake Parkway, Irvine, CA 92618
               (Address of principal executive offices) (Zip Code)

                                 (949/951-3800)

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

           Class                              Outstanding at August 19, 2003
----------------------------                ------------------------------------
Common Stock, $.01 par value                           13,729,760 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations and
                  Comprehensive Loss                                      4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11

        ITEM 3.   Controls and Procedures                                 13

PART II.          Other Information                                       14

SIGNATURE PAGE                                                            15

CERTIFICATIONS                                                            16

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS

                                                                      June 30,
                                                                        2003
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $  1,300,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $84,000                                                 532,000
  Inventories (Note 2)                                                1,500,000
  Other (Note 2)                                                        242,000
                                                                   -------------
   Total current assets                                               3,574,000
                                                                   -------------

  Goodwill (Note 3)                                                     544,000
  Other assets                                                           51,000
  Property and equipment, net (Note 2)                                  489,000
                                                                   -------------

                                                                   $  4,658,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    751,000
  Accrued expenses (Note 2)                                             543,000
  Accrued compensation                                                  250,000
  Deferred revenue                                                      135,000
  Current portion of capital lease obligation                             4,000
                                                                   -------------
    Total current liabilities                                         1,683,000

  Senior convertible secured notes due to officer (Note 4)              200,000
  Capital lease obligation, net of current portion                        7,000
                                                                   -------------

    Total liabilities                                                 1,890,000

Commitments and contingencies (Note 6)                                       --

Stockholders' equity:
  Preferred stock - $0.01 per share, 1,000,000 shares
    authorized, none outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 13,891,369 shares issued, 13,729,760
    shares outstanding                                                  139,000
  Capital in excess of par value                                     47,655,000
  Accumulated deficit                                               (44,313,000)
                                                                   -------------
                                                                      3,481,000
  Less 101,609 shares of common stock in treasury, at cost             (713,000)
                                                                   -------------

   Total stockholders' equity                                         2,768,000
                                                                   -------------

                                                                   $  4,658,000
                                                                   =============

           See accompanying notes to consolidated financial statements


TRIMEDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                        2003            2002             2003           2002
                                                    -------------  -------------    -------------  -------------
Net revenues                                        $  1,497,000   $  1,896,000     $  4,835,000   $  5,408,000
Cost of revenues                                         644,000        935,000        2,333,000      2,971,000
                                                    -------------  -------------    -------------  -------------
  Gross profit                                           853,000        961,000        2,502,000      2,437,000

Operating expenses:
 Selling, general and administrative                     486,000        928,000        1,541,000      2,479,000
 Research and development                                 24,000        348,000          127,000      1,136,000
                                                    -------------  -------------    -------------  -------------
   Total operating expenses                              510,000      1,276,000        1,668,000      3,615,000
                                                    -------------  -------------    -------------  -------------

Income (loss) from operations                            343,000       (315,000)         834,000     (1,178,000)

Other income                                               5,000         28,000           37,000        128,000
                                                    -------------  -------------    -------------  -------------

Income (loss) before income taxes                        348,000       (287,000)         871,000     (1,050,000)

Provision for income taxes                                17,000             --           43,000             --
                                                    -------------  -------------    -------------  -------------

Net income (loss)                                        331,000       (287,000)         828,000     (1,050,000)

Other comprehensive income (loss)
  None                                                        --             --               --             --
                                                    -------------  -------------    -------------  -------------

Comprehensive income (loss)                         $    331,000   $   (287,000)    $    828,000    $(1,050,000)
                                                    =============  =============    =============   ============

Basic and diluted income (loss) per common share    $       0.02   $      (0.02)    $       0.06   $      (0.08)
                                                    =============  =============    =============   ============
Weighted average number of shares outstanding         13,729,760     13,614,760       13,729,760     13,531,510
                                                    =============  =============    =============   ============

                         See accompanying notes to consolidated financial statements.

                                                       4


                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                              Nine Months Ended
                                                                                   June 30,
                                                                             2003            2002
                                                                        ------------     -----------
Cash flows from operating activities:
   Net income (loss)                                                      $ 828,000    $ (1,050,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization (Note 3)                                 80,000         202,000
      Stock-based compensation                                                  ---         173,000
      Gain on sale of fixed assets                                               --         (37,000)
      Changes in operating assets and liabilities:
      Decrease in trade accounts receivable                                  69,000         191,000
      Decrease in inventories                                               361,000         774,000
      (Increase) decrease in other current assets                          (126,000)         29,000
      (Decrease) in accounts payable                                       (273,000)       (272,000)
      Increase (decrease) in accrued expenses                                51,000         (10,000)
      Increase (decrease) in accrued compensation                            67,000         (65,000)
      (Decrease) increase in deferred revenue                               (37,000)         38,000
      (Decrease) in other current liabilities                               (27,000)        (85,000)
                                                                        ------------     -----------
      Net cash provided by (used in) operating activities                   993,000        (112,000)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                            --          37,000
   Purchase of fixed assets                                                 (10,000)             --
                                                                        ------------     -----------
      Net cash (used in) provided by investing activities                   (10,000)         37,000

Cash flows from financing activities:
   Payments on notes payable                                                     --         (35,000)
   Proceeds from senior convertible notes due to officer                         --         200,000

                                                                        ------------     -----------
     Net cash provided by financing activities                                   --         165,000
                                                                        ------------     -----------
Net increase in cash and cash equivalents                                   983,000          90,000
Cash and cash equivalents at beginning of period                            317,000          84,000
                                                                        ------------     -----------
Cash and cash equivalents at end of period                              $ 1,300,000     $   174,000
                                                                        ============    ============

Non-cash investing and financing activities:
   Fixed assets aqcuired under capital lease obligation                 $     7,000     $        --
                                                                        ============    ============

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2003 and the results of operations and cash flows for the three and nine-month periods ended June 30, 2003 and 2002. Results for the three and nine-months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our 2002 Annual Report on Form 10-KSB.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company believes that the adoption of the disclosure provisions of this statement will not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "accounting for Stock-Based Compensation-Transition and Disclosure", an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. In January 2003, the Company adopted the disclosure requirements of SFAS No. 148. The Company believes that the adoption of the disclosure provisions of this statement will not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times when a company issues a guarantee, it must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this requirement has not had a material effect on its financial position or results of operations. The Company's accrued warranties are recorded in accordance with FIN 45.

Management's Plans

The Company has incurred losses from operations throughout its recent history; however, it achieved profitability during the three and nine-month periods ended June 30, 2003 and generated approximately $993,000 of cash from operations. At June 30, 2003, Trimedyne had $1,300,000 in cash and working capital of $1.9 million. The achievement of earnings and cash flows was primarily due to cost containment measures implemented by management.

Management plans to maintain earnings by continuing to control costs. Management will focus on the development of new products and increasing sales and marketing activities. These activities which will require some existing and additional financial resources, as well as profits from future operations. Management has contracted with a financial consulting firm to assist the Company with its fund raising efforts. Management is also seeking marketing alliances with established companies to distribute certain of its products. Management intends to monitor its financial resources to ensure they can service Trimedyne's obligations in the normal course of business.

NOTE 2 - Balance Sheet Items

Inventories consist of the following:

                                                      June 30,
                                                        2003
                                                    ------------

   Raw material                                     $   935,000
   Work-in-process                                      378,000
   Finished goods                                       187,000
                                                    ------------
  Total inventory                                   $ 1,500,000
                                                    ============

Other current assets consist of the following:

   Deposits                                         $    44,000
   Prepaid insurance                                    162,000
   Prepaid other                                         36,000
                                                    -----------
  Total other current assets                            242,000
                                                    ===========

Property and equipment consist of the following:

   Furniture and equipment                          $ 2,294,000
   Leasehold improvements                               218,000
   Other                                                114,000
                                                    ------------
                                                      2,626,000
Less accumulated depreciation and amortization       (2,137,000)
                                                    ------------
  Total property and equipment                      $   489,000
                                                    ============

Accrued expenses consist of the following:

   Insurance                                            131,000
   Sales and use tax                                    113,000
   Royalties                                             88,000
   Warranties                                            46,000
   Income tax                                            43,000
   Interest                                              32,000
   Customer deposits                                     20,000
   Commissions                                           15,000
   Sublease deposit                                      15,000
   Other                                                 40,000
                                                    ------------
  Total accrued expenses                            $   543,000
                                                    ============

NOTE 3 - Intangible Assets

On October 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." Management believes the intangible assets relate primarily to goodwill and no adjustment was made to the previous classification. Management reviews for impairment annually. No impairment charges are required based on future undiscounted cash flows. Had goodwill not been amortized during the comparable periods in 2002, the Company's loss for the three and nine month periods ended June 30, 2002 would have been reduced by $27,000 and $49,000 respectively. For the three month period ended June 30, 2002, the net loss would have been $260,000 or $0.02 per share. For the nine month period ended June 30, 2002, the net loss would have been $1,001,000 or $0.07 per share.

NOTE 4 - Senior Convertible Secured Notes Due to Officer

During fiscal 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") to its chief executive totaling $200,000. The Convertible Notes sold in the amount of $150,000 and $50,000 bear interest at 12%, per annum, payable annually on December 31 through December 31, 2006, with a maturity date of February 27 and April 15, 2007, respectively, and are convertible into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Convertible Notes are secured by substantially all the Company's assets. The Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price at which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. No additional notes have been issued by Trimedyne.

NOTE 5 - Earnings Per Share Information

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE 6 - Commitments and Contingencies

Litigation

Trimedyne is currently a defendant and counterclaimant in Lumenis, Inc. v. Trimedyne, Inc. The plaintiff alleges that Trimedyne has infringed on two of Lumenis' patents. Trimedyne has filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging Lumenis' infringement of two of the Company's patents, unfair business practices, libel and anti-trust violations. There have been settlement discussions, but no settlement has been reached. The Company intends to vigorously defend this litigation and pursue its counterclaim against Lumenis. No provision for loss has been recorded since the matter is in its infancy stages and the probable outcome is not known.

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

NOTE 7 - Other Income (Expense)

During the nine months ended June 30, 2003, Trimedyne received an insurance settlement of $19,000. Income of $128,000 in the prior year nine-month period included approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Company's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which Trimedyne brought against C.R. Bard, and $37,000 from the sale of fixed assets.

NOTE 8 - Segment Information

The revenue base of Trimedyne is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and nine months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited) are as follows:

                                 For the quarter ended June 30, 2003             For the quarter ended June 30, 2002

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ----------------------------------------        ------------------------------------------
   Revenue                     $ 1,120,000   $   377,000   $ 1,497,000         $ 1,616,000    $   280,000    $ 1,896,000

   Cost of sales                   419,000       225,000       644,000             784,000        151,000        935,000
                               ----------------------------------------        ------------------------------------------

   Gross Profit                    701,000       152,000       853,000             832,000        129,000        961,000

   Expenses:
   Selling, general and
     administrative                355,000       131,000       486,000             658,000        270,000        928,000
   Research and Development         24,000            --        24,000             348,000             --        348,000
                               ---------------------------------------         -----------------------------------------

   Income from operations      $   322,000   $    21,000   $   343,000         $  (174,000)   $  (141,000)    $ (315,000)
                               =========================                       ==========================
   Other income                                                  5,000                                            28,000
   Income taxes                                                (17,000)                                               --
                                                           -----------                                        ----------
   Net Income                                              $   331,000                                        $ (287,000)
                                                           ===========                                        ==========

                              For the nine months ended June 30, 2003           For the nine months ended June 30, 2002

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ---------------------------------------         -----------------------------------------

   Revenue                     $ 3,696,000   $ 1,139,000   $ 4,835,000         $ 4,353,000    $ 1,055,000    $ 5,408,000

   Cost of sales                 1,716,000       617,000     2,333,000           2,325,000        646,000      2,971,000
                               ---------------------------------------         -----------------------------------------

   Gross Profit                  1,980,000       522,000     2,502,000           2,028,000        409,000      2,437,000

   Expenses:
   Selling, general and
     administrative              1,134,000       407,000     1,541,000           1,744,000        735,000      2,479,000
   Research and development        127,000            --       127,000           1,136,000             --      1,136,000
                               ---------------------------------------         -----------------------------------------

   Income from operations      $   719,000   $   115,000    $  834,000         $  (852,000)   $  (326,000)  $ (1,178,000)
                               =========================                       ==========================
   Other income                                                 37,000                                           128,000
   Income taxes                                                (43,000)                                               --
                                                           -----------                                       -----------
   Net Income                                              $   828,000                                       $(1,050,000)
                                                           ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited) were:

                                           For the three months ended June 30,    For the nine months ended June 30,

                                                 2003             2002                   2003             2002
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $  240,000       $  787,000             $  1,226,000     $ 1,904,000
  Delivery and disposable devices               880,000          829,000                2,470,000       2,449,000
 Service and rental                             377,000          280,000                1,139,000       1,055,000
                                             ----------      -----------             ------------     -----------
        Total                                $1,497,000       $1,896,000             $  4,835,000     $ 5,408,000
                                             ==========      ===========             ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $  175,000       $  269,000             $    632,000     $   514,000
  Delivery and disposable devices               526,000          563,000                1,348,000       1,514,000
 Service and rental                             152,000          129,000                  522,000         409,000
                                             ----------      -----------             ------------     -----------
        Total                                $  853,000       $  961,000             $  2,502,000     $ 2,437,000
                                             ==========      ===========             ============     ===========

The revenue base of Trimedyne is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended June 30, 2003 and June 30, 2002, decreased by $360,000 or 59% to $247,000 from $607,000, respectively. Export sales during the nine months ended June 30, 2003 and June 30, 2002, decreased $7,000 or 1% to $1,188,000 from $1,195,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended June 30, 2003 and June 30, 2002 accounted for approximately 16% and 32% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2003 and June 30, 2002 accounted for approximately 25% and 22% of the Company's total sales. The breakdown by geographic region is as follows:

               Three months    Three months       Nine months       Nine months
                ended June      ended June        ended June        ended June
                 30, 2003        30, 2002          30, 2003         30, 2002
               ------------    ------------      ------------     ------------
Asia            $   169,000    $   190,000       $    734,000     $    665,000
Europe               40,000        117,000            238,000          205,000
Latin America        25,000        276,000            186,000          277,000
Middle East          13,000         14,000             27,000           34,000
Other                    --         10,000              3,000           14,000
                ------------   ------------      -------------    ------------
                $   247,000    $   607,000       $  1,188,000     $  1,195,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three months and nine months ended June 30, 2003.

Trimedyne performs ongoing credit evaluations of its customers and generally does not require collateral. Trimedyne maintains reserves for potential credit losses and such losses have been within management's expectation.

Note 9 - Provision for Income Taxes

As of June 30, 2003, the Company's projected tax liability for the quarter is approximately $17,000. The Company's annualized tax liability for the fiscal year ending September 30, 2003, for federal and state tax purposes is approximately $13,000 and $63,000, based on the expected effective income tax rate for the year.

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

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

During the quarter ended June 30, 2003, net revenues were $1,497,000 as compared to $1,896,000 for the same period of the previous year, a $399,000 or 21% decrease. Net sales from lasers and accessories decreased by $547,000 or 70% to $240,000 in the current quarter from $787,000 in the prior year quarter. This decrease was the result of an decrease in both domestic and export sales during the quarter. Net sales from delivery and disposable devices increased by $51,000 or 6% to $880,000 in the current quarter from $829,000 in the same quarter of the prior year. Net sales from service and rental increased by $97,000 or 35% to $377,000 from $280,000 for the same quarters. This increase is primarily due to an increase in service related revenue, which includes sales of service contracts and service parts along with billable service calls.

Cost of goods sold was 43% of net sales in the third quarter of fiscal 2003 compared to 49% for the third quarter of fiscal 2002. This decrease was primarily a result of higher margins obtained from the sale of refurbished and fully depreciated lasers from demo inventory along with an increase in sales of delivery systems which carry a higher profit margin.

Selling, general and administrative expenses decreased in the current quarter to $486,000 from $928,000 for the quarter ended June 30, 2002, a decrease of $442,000 or 48%. The decrease in selling, general and administrative expenses since prior year period is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $108,000, reductions in selling expenses of $166,000 (excluding advertising and marketing), and outside services from consultants of $49,000. Further reductions were accomplished in legal fees of $78,000, and rent expense of $29,000.

Research and development expenditures for the quarter ended June 30, 2003, decreased $324,000 or 93% to $24,000 from $348,000 in the quarter ended June 30, 2002. The decrease is primarily due to Trimedyne significantly reducing its product development efforts due to the completion of development of its current products.

Other income and expense decreased by $23,000 to income of $5,000 in the second quarter of fiscal 2003 from $28,000 in the third quarter of 2002. This decrease was primarily the result of the sale of fixed assets of $20,000 during the prior year quarter.

For the current quarter, Trimedyne had net income of $331,000 or $0.02 per share, based on 13,729,760 weighted average number of common shares outstanding, which included a provision for income taxes of $17,000, as compared to a net loss of $287,000, or $0.02 per share, based on 13,614,760 weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Nine months ended June 30, 2003 compared to nine months ended June 30, 2002.

During the nine months ended June 30, 2003, net revenues were $4,835,000 as compared to $5,408,000 for the same period of the previous year, a $573,000 or 11% decrease. Net sales from lasers and accessories decreased by $678,000 or 36% to $1,226,000 during the nine months ended June 30, 2003 from $1,904,000 in the the same period of the prior year. This decrease was primarily the result of a weakening of domestic sales. Export sales, however, decreased by $7,000 or 1% due to decreased product orders in Latin America and the Middle East. Net sales from delivery and disposable devices increased by $21,000 or 1% to $2,470,000 during the nine months ended June 30, 2003 from $2,449,000 for the same period of the prior year. Net sales from service and rental increased by $84,000 or 8% to $1,139,000 from $1,055,000 for the same period in the prior year. This increase was primarily due to an increase in billable service calls and the sales of service contracts and service parts.

Cost of goods sold was 48% of net sales in the nine months ended June 30, 2003 compared to 55% for the nine months ended June 30, 2002. The decrease in cost of goods sold as a percentage of revenues was primarily the result of our continued cost reduction efforts combined with the sale of refurbished and depreciated lasers from demo inventory, along with an increase in sales of delivery systems which carry a higher profit margin. For the nine months ended June 30, 2003, selling, general and administrative expenses totaled $1,541,000 as compared to $2,479,000 for the same period of the previous year, a $938,000 or 38% decrease. The decrease in selling, general and administrative expenses since prior year period is primarily attributed to cost containment measures including employee layoffs representing reductions of approximately $175,000, reductions in selling expenses of $360,000 (excluding advertising and marketing), and outside services from consultants of $146,000. Further reductions were accomplished in advertising and marketing of approximately $40,000, legal fees of $103,000, and rent expense of $108,000.

Research and development expenditures for the nine months ended June 30, 2003, decreased $1,009,000 or 89% to $127,000 from $1,136,000 in the same period of the prior year. The decrease is primarily due to Trimedyne significantly reducing its product development efforts due to the completion of development of its current products.

Other income decreased by $91,000 to income of $37,000 in the current nine-month period from income of $128,000 in the nine-month period of fiscal 2002. Other income in the prior year nine-month period included approximately $51,000 in proceeds from the successful settlement of a lawsuit filed by the co-inventor of the Trimedyne's Urolase(R) product, who was seeking a share of the settlement of the lawsuit which Trimedyne brought against C.R. Bard, and $37,000 from the sale of fixed assets.

For the nine months ended June 30, 2003, Trimedyne had net income of $828,000 or $0.06 per share, based on 13,729,760 weighted average number of common shares outstanding, which included a provision for income taxes of $43,000, as compared to a net loss of $1,050,000, or $0.08 per share, based on 13,531,510 weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

Trimedyne, Inc. has incurred losses from operations throughout its recent history; however, it has achieved profitability during the nine months ended June 30, 2003. The achievement of earnings was primarily due to significant headcount reductions and the elimination of research and development. At June 30, 2003, we had working capital of approximately $1.9 million, and excluding inventories, our liquid current assets exceed the current liabilities by $391,000. Cash flows from operations has remained positive despite a $237,000 reduction in our accounts payable. Net cash provided by operating activities was $993,000. Net cash used in investing activities was $10,000 resulting from the purchase of fixed assets. Certain of our payables, primarily for legal fees, remain significantly past due, but the past due balance continues to be reduced, and we are obtaining favorable terms from vendors, which will allow us to increase our inventories. We remain undercapitalized and, as a result, our marketing and research and development efforts are constrained. Our plans with respect to these matters include efforts to seek additional capital from external sources to increase our marketing and research and development efforts in an effort to increase sales. During the year ended September 30, 2002, we sold 12% Senior Convertible Secured Notes to our Chief Executive Officer totaling $200,000. There are no assurances that our efforts to obtain additional capital from external sources will be successful. We currently believe our working and projected cash flow from operations will be sufficient to service our obligations during the next twelve months.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

Part II
Other Information

Item 1. Legal Proceedings Previously reported
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             31.1
             31.2
             32.1
             32.2

        (b)  Reports on Form 8-K
             None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date: August 19, 2003                   /s/ Marvin P. Loeb
     ---------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date: August 19, 2003                   /s/ Jeffrey S. Rudner
     ----------------------------     --------------------------------------
                                      Jeffrey S. Rudner
                                      Controller