Form 10KSB
period 2003-09-30
TRIMEDYNE INC
filed 2004-01-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003         COMMISSION FILE NO. 0-10581

                             ______________________

                                 TRIMEDYNE, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

           NEVADA                                              36-3094439
           ------                                              ----------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION)                                      IDENTIFICATION NO.)


             15091 BAKE PKWY                                   92618-7001
           IRVINE, CALIFORNIA                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               Registrant's Telephone Number, Including Area Code:
                                 (949) 951-3800

                             ______________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value per Share
                                (Title of Class)

                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [_]


The aggregate market value of voting stock held by non-affiliates of registrant on JANUARY 12, 2003 based upon the closing price of the common stock on such date was approximately $1,600,000.

As of September 30, 2003, there were outstanding 14,443,231 shares of registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


                                         TABLE OF CONTENTS
ITEM 1.    BUSINESS...............................................................    3
               General  ..........................................................    3
               Orthopedics, Urology and Other Surgical Specialties................    4
               Cardiodyne.........................................................    4
               New Products.......................................................    5
               License Agreements ................................................    5
               Research and Development ..........................................    5
               Manufacturing, Supply Agreements ..................................    5
               Marketing .........................................................    5
               Government Regulation .............................................    6
               Investigational Device Exemptions..................................    6
               510(k) Premarket Notification .....................................    6
               Premarket Approval ................................................    7
               Inspection of Plants ..............................................    7
               State Regulation ..................................................    7
               Insurance Reimbursement ...........................................    8
               Cost of Compliance and Other Applicable Regulations ...............    8
               Employees .........................................................    8
               Patents and Patent Applications ...................................    8
               Competition .......................................................    9
               Insurance .........................................................    9
               Foreign Operations ................................................    9

ITEM 2.    PROPERTIES ............................................................    9
ITEM 3.    LITIGATION ............................................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   10
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS ...........................................................   11
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION....................   12
ITEM 7.    FINANCIAL STATEMENTS...................................................   14
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...............................................   14
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...........   15
ITEM 10.   EXECUTIVE COMPENSATION ................................................   16
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........   17
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   18
ITEM 13.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................   18
ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.......................................   18
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................  F-1


                                             2

                                     PART I


ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2004.

GENERAL

Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers for use in surgical procedures. The Company also develops, manufactures and markets a variety of proprietary, disposable and reusable fiber-optic laser energy delivery devices for use with its lasers in orthopedics, (diskectomy, disc decompression and endoscopic foraminoplasty procedures to treat herniated and ruptured lumbar, thoracic and cervical discs), arthroscopy (to treat damage in joints), lithotripsy (fragmentation of stones in the kidney, ureter, and bladder), ear, nose and throat (ENT) surgery (sinus surgery), and other procedures in gynecology, gastrointestinal (GI) surgery, general surgery and other medical specialties.

The Company is also engaged in the development of new laser devices for use in minimally invasive procedures in urology, gynecology, GI surgery and other surgical applications. The Company believes its proprietary fiber-optic laser delivery devices may have advantages over laser devices made by others and conventional surgical devices in the aforementioned fields. The Company is seeking marketing or distribution arrangements with established companies in the orthopedics, urology, gynecology and GI surgery fields. There is no assurance the Company will be able to secure any arrangements.

In November 2000, The Company acquired Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based company that provides lasers and other equipment with trained operators to hospitals, outpatient surgery centers and physicians on a "fee per case" basis in the Southwest.

Net revenue of the Company in the fiscal year ended September 30, 2003 decreased 9% to $6,459,000 from $7,057,000 for the prior year, largely due to fewer sales of lasers. Since lasers carry a significant sales price, fluctuation in laser sales can affect revenues disproportionably compared to sales of reusable and disposable devices.

The Company had a net income of $1,033,000 or $0.08 per basic share in fiscal 2003, compared to a net loss of $1,215,000 or $(0.09) per share in fiscal 2002, despite having a decrease in revenues of 8% during fiscal 2003 versus 2002.

The Company believes its future lies in expanding the sales of its fiber-optic devices, which carry higher profit margins than lasers, expanding its "fee per case" laser rental services and introducing new fiber optic devices for use in orthopedics, urology, gynecology, ENT surgery and gastrointestinal surgery. (See "New Products" for a description of the new products that the Company is developing).

The Company's working capital on September 30, 2003 was $2,360,000. Revenues are expected to decline further in fiscal 2004 versus 2003. Management believes the Company will be able to operate as a going concern for the next twelve months, as they continue to monitor financial resources carefully; however, the Company may require additional working capital in the future to develop new products and to maintain revenues. (See "Management's Discussion and Analysis of Results of Operations and Consolidated Financial Condition" herein).

The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. The Company has a 100% owned subsidiary, Mobile Surgical Technologies (MST) and a 90% owned subsidiary, Cardiodyne, Inc., which is inactive. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its MST and Cardiodyne subsidiaries. The Company's principal executive offices are located at 15091 Bake Pkwy., Irvine, CA 92618, and its telephone number is (949) 951-3800.


ORTHOPEDICS, UROLOGY AND OTHER SURGICAL SPECIALTIES

Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past four years, the Company's sales of Holmium lasers in arthroscopy have declined, due to the introduction of lower priced radio frequency ("RF") devices by competitors.

The Company's Holmium lasers are used in lithotripsy for fragmentation of urinary stones in the kidney, ureter and bladder, as Company's Holmium lasers are able to fragment stones of any color, composition or hardness. The Company also manufactures and sells optical fibers for use in lithotripsy.

The Company's Holmium lasers are also used for decompression of herniated lumbar (lower back) spinal disks ("diskectomy") to treat lower back, leg and neck pain. In a laser diskectomy procedure, a proprietary side-firing needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and laser energy is used to vaporize and contract (shrink) a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. According to published studies, Holmium Laser use in discectomy has been successful in relieving the pain in upd to 91% of the cases treated.

In November 2000, the Company received clearance from the FDA to market its Holmium Lasers and laser devices for use in foraminoplasty, a minimally invasive, endoscopic procedure in which the laser is used to create an opening into the foraminal space in the spine, enabling the surgeon to see the disc, vertebra and nerves. Laser energy then is transmitted through the Company's proprietary, side-firing laser needle to vaporize disc that is pressing on the nerves in the spine, causing pain. In September 2002 the Company received clearance from the FDA to market its laser devices in diskectomy procedures to treat herniated and ruptured thorasic (upper back) and cervical (neck) discs.

In addition to its 80 watt Holmium laser, the Company plans to introduce a smaller 20 watt Holmium laser in 2004 for use in lithrotripsy, disk decompression, ENT surgery, general surgery, gynecology and gastrointestinal surgery.

CARDIODYNE

In October 1996, the Company organized Cardiodyne, a 90% owned subsidiary, which was developing a proprietary Laser Transmyocardial Revascularization ("Laser TMR") System for the treatment of severe angina resulting from advanced coronary artery disease. The Company ceased funding Cardiodyne in January 2001, and Cardiodyne is presently inactive.

NEW PRODUCTS

The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts are limited.

The Company plans to develop several new, disposable, fiber-optic laser energy delivery devices for use in new minimally invasive procedures in urology, gynecology, gastrointestinal surgery and ENT surgery, which the Company believes will offer advantages over surgery and other competing technologies. In late 2004, the Company plans to introduce small, less expensive Diode (solid state) lasers for use with certain of its new products for use in urology, gynecology, ENT surgery and GI surgery. There is no assurance the new fiber-optic devices or lasers to be developed by the Company will be completed on a timely basis, as the Company is devoting only limited resources to this effort, or that they will be cleared for sale by the FDA or can be successfully marketed. The Company has been issued U.S. patents covering certain of its proposed new fiber-optic devices and has filed patent applications covering others.

LICENSE AGREEMENTS

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable. Sales of products covered by these licenses are presently not material. The Compan has two license agreements with a competitor under which royalties are payable by the Company, one of which terminated on September 30, 2000. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company and have been assigned to the Company without royalty. The above patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2003, an aggregate of $47,773,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $185,000 was expended during the fiscal year ended September 30, 2003. As it has in the past, the Company intends to continue to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

The Company believes that it has adequate engineering, design and manufacturing facilities (see "Properties" herein).

The Company has supply agreements with several vendors for components and materials used in the production of its products. However, the Company has no long-term volume commitments The materials used in the Company's products, consisting primarily of certain plastics, optical fibers, lenses, various metal alloys, lasers and laser assemblies and components used in the manufacture of its lasers are, in most cases, available from several vendors. The Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead time when procuring certain materials and supplies. Where the Company is currently using only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company's proposed new products (See "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are presently markets for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2003, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 10 independent sales entities with approximately 25 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President of Sales and a Marketing Director.

The Company intends in the future to increase the number of domestic sales representatives and additional distributors in foreign countries for the purpose of expanding sales of the Company's products. There is no assurance that the Company will be able to enter into marketing arrangements with any sales persons or distributors, as the Company is devoting limited resources to these activities, or that the Company will be able to maintain its existing selling arrangements.

GOVERNMENT REGULATION

All of the Company's products are, and will in the future, be subject to extensive governmental regulation and supervision, principally by the FDA and comparable agencies in other countries. The FDA regulates the introduction, advertising, manufacturing practices, labeling and record keeping of all drugs and medical devices. The FDA has the power to seize adulterated or misbranded devices, require removal of devices from the market, enjoin further manufacture or sale of devices and publicize relevant facts regarding devices.

Prior to the sale of any of its products, the Company is required to obtain marketing clearance or approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were subsequently inspected by the FDA in October 2003 and no deficiencies in the Company's compliance with the FDA's Good Manufacturing Practice ("GMP") requirements were cited by the FDA.

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

510(k) PREMARKET NOTIFICATION

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

PREMARKET APPROVAL

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

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. Subsequently, the Company's manufacturing facility was inspected by the FDA in October 2003, and no deficiency report was issued by the FDA. The Company believes it is in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

STATE REGULATION

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

INSURANCE REIMBURSEMENT

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

COST OF COMPLIANCE WITH FDA AND OTHER APPLICABLE REGULATIONS

The costs of complying with FDA and other governmental regulations prior to the sale of approved products are reflected mainly in the Company's R&D expenditures. The cost of first obtaining an IDE for a product and, after having developed a product which in the Company's view is safe and effective, obtaining a PMA approval therefore, as well as making the necessary application to HCFA in order to establish insurance reimbursability for treatments utilizing such product, adds significantly to the cost of developing and bringing a product to market over what such cost would have been if such regulatory requirements did not exist.

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

EMPLOYEES

On September 30, 2003, the Company had 42 full-time employees, of whom 8 were employed by MST. Of the remainder, 20 were engaged in production and engineering, 4 in sales and marketing, and 10 in general and administrative functions. On September 30, 2003, the Company had 6 part-time employees, one of whom was employed by MST. Of the remainder, 4 were engaged in production and 1 in general and administrative functions.

The Company may require additional employees in the areas of administration, product development, research, production, regulatory affairs, quality control, sales and marketing in the future. There is intense competition for capable, experienced personnel in the medical device and laser fields, and there is no assurance the Company will be able to obtain new qualified employees when required.

Management believes its relations with its employees are good.

PATENTS AND PATENT APPLICATIONS

As of September 30, 2003, the Company owned or had licenses to 17 U.S. patents, 3 foreign patents, 11 U.S. patent applications and 6 foreign patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

COMPETITION

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Lumenis, Inc., Johnson & Johnson, Boston Scientific, Inc., ACMI, Inc. and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are Laserscope, Inc., Photomedex, Inc., Convergent, Inc. and others, certain of which are publicly held.

INSURANCE

The Company has a commercial general liability insurance policy, including an umbrella policy providing coverage in the aggregate amount of $5,000,000 and a products liability insurance policy providing coverage in the amount per occurrence of $5,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability. The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

FOREIGN OPERATIONS

In fiscal 2003, sales of products in foreign countries accounted for approximately 26% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at a rental of approximately $44,000 per month through March 2006. The Company subleases approximately 8,800 square feet of this facility to an unaffiliated third party health management company under a two-year lease expiring in April 2004 at a monthly rental of $14,990. The sublease expires in April 2004 and reverts to a month-to-month lease.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3. LITIGATION

Trimedyne was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc.. The plaintiff alleged that Trimedyne had infringed on two of its patents. Trimedyne filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, libel and anti-trust violations. Trimedyne was a party to a license agreement which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000, which were in dispute.

On November 17, 2003, the Company and Lumenis entered into a settlement agreement, under which the litigation between them was dismissed by the court. Thereafter, on November 25, 2003 Lumenis entered into a written settlement agreement with the Company. Lumenis agreed to apply a credit based on past overpayments to the above royalties due with a small credit remaining to be paid to the Company. Lumenis further agreed, contingent upon entering into a proposed original equipment manufacture ("OEM") agreement with Trimedyne, to pay Trimedyne a technology access fee and to purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

The Company is presently a defendant in two product liability lawsuits, which the Company and its product liability insurance carrier are defending. These cases relate to injuries that occurred in connection with medical procedures in which the Company's lasers were used. Both of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a provision for these claims in the amount of $100,000 ($50,000 for each claim), based on the deductible under the insurance policy.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2003, no matters were submitted to a vote of securities holders.

PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     A.   MARKET INFORMATION

The Company's Common Stock has been traded on the NASDAQ system in the over-the-counter market since April 13, 1982. From August 12, 1986 to November 18,2002, the Company's stock was quoted on the NASDAQ National Market or Small Cap Market System under the symbol "TMED". Since November 18, 2002, the Company's Common Stock has been quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years.

2002                                       High              Low
----                                       ----              ----
Quarter ended:
December 31, 2001                          0.68              0.33
March 31, 2002                             1.10              0.34
June 30, 2002                              0.65              0.34
September 30, 2002                         0.42              0.20

2003                                       High              Low
----                                       ----              ----
Quarter ended:
December 31, 2002                          0.14              0.12
March 31, 2003                             0.20              0.20
June 30, 2003                              0.57              0.57
September 30, 2003                         0.72              0.83

    B.  HOLDERS OF COMMON STOCK

As of September 30, 2003, there were approximately 1,000 holders of record of the Company's Common Stock and an additional estimated 9,000 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

REVENUE RECOGNITION AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

We recognize revenue when the title and risk of ownership have passed to the buyer. In making that assessment, pervasive evidence that an agreement must exist, the products have been shipped, the prices are fixed and determinable and not subject to refund or adjustment, and collection of the amount are reasonably assured. We use purchase orders for the sale of lasers and related disposable systems which is customary in our business. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2003 and 2002, were less than one percent of revenues.

INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method including material, labor and factory overhead. We write down our inventory for estimated obsolescence equal to the salvage value of the obsolete inventory. Product obsolescence may be caused by changes in technology discontinuance of a product line, replacement products in the marketplace or other competitive situations. At the end of fiscal 2003, we discarded in excess of $700,000 of inventories which had no carrying value because prior of writedowns we recorded. We maintain approximately $900,000 of inventories at September 30, 2003, which are considered slow moving or obsolete, which have been reduced to estimated net realizable value.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the fair value and recoverability of our long-lived assets and intangibles assets with a definite life in accordance with the guidelines in SFAS 144, annually or whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method or fair value.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 was adopted on October 1, 2002. SFAS 142 required us to complete a transitional analysis and impairment test six months from the date of adoption. We determined that the excess of the cost over the acquired assets of MST in 2000 were primarily related goodwill because MST is a service business, which generates revenues on a fee-per-case basis. MST holds no patents or technologies. In connection with our review of MST goodwill, we noted that operations and revenues had improved in the current fiscal year. We believe that a multiple of earnings before depreciation and amortization, interest and income taxes ("EBITDA") is a reasonable measure for assessing fair value of MST. We used five (5) times EBITDA of $221,000 MST to compute an estimated fair value of MST of $1,105,000. No impairment of goodwill was recorded in fiscal 2003.

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

Consolidated Results of Operations Fiscal Years 2003 and 2002

The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2003 and 2002

Year Ended September 30,

                                                    2003          2002
                                                    ----          ----
Net revenues                                        100.0%        100.0%
Cost of goods sold                                   48.0          59.4
Selling, general and administrative                  32.9          39.5
Research and development                              2.8          19.2
Interest expense                                      0.5          (0.5)
Other income                                          0.5           1.5
Income taxes                                          0.1            --
Net income (loss)                                    15.9         (17.2)

NET REVENUES

Net revenues decreased $598,000 or 8.4 % in fiscal 2003 to $6,459,000 from $7,057,000 in fiscal 2002, largely due to competitive pressures on prices resulting in lower unit sales of lasers. Net revenues from service and rental increased by $191,000 or 13.5% primarily due to increased sales generated by our subsidiary, MST. International export revenues increased to $1,691,000 for fiscal 2003 from $1,183,000 for fiscal 2002. This increase was primarily due to the continuing incentives and marketing efforts in foreign markets.

COST OF GOODS SOLD

Cost of goods sold in fiscal 2003 was approximately 48.0% of net revenues, compared to 59.4% in fiscal 2002. The decrease was primarily due to the sales of 3 fully depreciated demo lasers, the sale of higher margin delivery devices to Asian markets and an increase in "per case" revenue provided by MST.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased 23.6% to $2,130,000 in fiscal 2003, compared to $2,789,000 in fiscal 2002. The $659,000 decrease in fiscal 2003 is primarily attributed to a reduction of staff, reduced marketing efforts and a reduction of commissions from sales.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

R&D expenses were $185,000 in fiscal 2003, compared to $1,358,000 in fiscal 2002. R&D spending in fiscal 2003 was lower, as the Company reduced its product development efforts and reduced staff. R&D as a percentage of net revenues decreased to 2.9% of net revenues in fiscal 2003 vs. 19.2% in fiscal year 2002. R&D spending in fiscal 2003 was lower, as the Company reduced its product development efforts and reduced staff.

OTHER INCOME AND EXPENSE

Interest income was $ 1,000 in fiscal 2003 compared to $ 5,000 in fiscal 2002. The levels of cash available for investment in interest bearing securities were $1,346,000 and $317,000 as of September 30, 2003 and 2002, respectively. The decrease in interest income was due to the Company maintainting a limited amount of funds in interest bearing investments along with lower interest rates in fiscal 2003.

NET INCOME (LOSS)

As a result of the above, the net profit after taxes in fiscal 2003 was $1,033,000, compared to a net loss after taxes of $1,215,000 in fiscal 2002. The change in the above is primarily attributable to the reduction of labor and overhead, and research and development costs. Management intends to continue to control expenses, contain research and development, and continue its efforts to market its present products.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In 2003, net cash provided by operating activities was $1,119,000. This was primarily due to the reduction of operating expenses and sales of higher margin products as discussed above. Net cash used by investing activities was $90,000 in fiscal 2003, due to the purchase of fixed assets for MST, compared to net cash provided of $38,000 in fiscal 2002. The increase in cash used in investing activities in fiscal 2003 was due to the Company's purchase of fixed assets primarily to support MST.

Liquidity

At September 30, 2003, the Company had working capital of $2,360,000 compared to $990,000 at the end of fiscal 2002. Cash increased by $1,029,000 in fiscal 2003 to $1,346,000, compared to $317,000 at September 30, 2002 primarily as a result of cost containment measures. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During 2003, MST generated approximately $221,000 in cash flows from operations. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to our chief executive officer (the "Notes") outstanding which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the Note holder the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our holders of shares. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 of this report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             77               Chairman, President and CEO

Glenn D. Yeik              36               President, COO, and Director

Brian T. Kenney            48               V.P. - Global Sales and Marketing

Richard F. Horowitz        63               Secretary and Director

Donald Baker               74               Director

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

GLENN D. YEIK, has been our President and Chief Operating Officer since September 2003. Before that, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

BRIAN T. KENNEY, has been our Vice President of Sales and Marketing since January 2000. Mr. Kenney had been our Director of International Sales from January 1999 to January 2000. Before joining Trimedyne, Mr. Kenney held sales and sales management positions with Exogen, a division of Smith & Nephew from April 1996 to November 1999, U.S. Surgical Corporation from January 1982 to December 1984, Stryker Corporation/Endoscopy Division from May 1988 to December 1992, and Surgical Laser Technologies from January 1993 to February 1996. Mr. Kenney is a graduate of the University of Oklahoma with a Bachelors Degree in Business Administration in Marketing and Finance.

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

RICHARD F. HOROWITZ, has been a director of our Company since April 1983, and Secretary since July 2001. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He was a director of Automedix Sciences, Inc. (now COMC, Inc.) from November 1988 until 1999 and he has been a director of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 39 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Mr. Horowitz is a graduate of Columbia College and holds a J.D. degree from Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the fiscal years ended September 30, 2002 and 2001 to our Executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2002:

                                                               Compensation
                                                Annual         ------------
                                             Compensation (1)   Securities
                                             ----------------   Underlying   All Other
Name of Individual                           Salary   Bonus      Options     Compensation
and Principal Position            Year         $        $       $ Shares)      ($)(2)
---------------------------       ----       ------   -------   -----------  ------------
Marvin P. Loeb.................   2003        $ 0       0        570,514      $ 17,305
  Chairman of the Board, and      2002          0       0        230,000         8,558
  Chief Executive Officer

Glenn D. Yeik..................   2003    130,415       0        103,579        12,578
  President, and                  2002    116,114       0         30,000         8,272
  Chief Operations Officer        2001    122,836       0         95,300         8,471

Brian T. Kenney, V.P...........   2003    126,807       0         20,000         9,437
                                  2002    131,796       0         20,000         7,992
                                  2001    113,591       0         30,000         7,886
---------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

During the fiscal year ended September 30, 2003, the Company agreed to issue 570,514 shares of its common stock to Mr. Loeb in lieu of cash compensation. During the year ended September 30, 2002, the Company agreed to issue 230,000 shares to Mr. Loeb in lieu of cash compensation. The number of shares was determined by the monthly compensation being divided by the closing price of our Shares on the last day of each month respectively.

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

                    NAME AND ADDRESS           AMOUNT AND NATURE OF       PERCENT OF CLASS
TITLE OF CLASS    OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP         OUTSTANDING*
--------------    -------------------          --------------------       -----------------
                   MAJOR SHAREHOLDER
                   -----------------
Common Stock       Marvin P. Loeb, Chairman (1)      2,672,114                   18.5%
$.01 Par Value     15091 Bake Parkway
                   Irvine, CA 92618

                   DIRECTORS AND EXECUTIVE OFFICERS
                   --------------------------------
                   Donald Baker, Director (2)           90,000                       *
                   544 Earlston Road
                   Kenilworth, IL 60043

                   Richard Horowitz, Secy. & Dir. (2)   90,000                       *
                   Heller, Horowitz & Feit, P.C.
                   292 Madison Avenue
                   New York, New York 10017

                   Glenn D. Yeik, Pres. COO (3)(5)     250,257                    1.7%

                   Brian T. Kenney, V.P. (4)(5)        135,000                       *

All Directors and Executive                          3,237,371                   22.4%
Officers as a Group (5 persons)
-------------------

*    Indicates less than 1%

(1) Consists of 961,600 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a trustee, 800,514 Shares the Company has agreed to issue to Mr. Loeb and his family members, at fair market value (based on the closing price of the Shares on the last business day of each month) in lieu of $265,059 of cash compensation from May 2001 through September 2003, 760,000 Shares issuable to Mr. Loeb and his family members in the event of conversion of $200,000 of Notes and accrued interest to 2007, and Options to purchase 150,000 Shares.
(2)      Consists of 50,000 Shares and Options to purchase 40,000 Shares.
(3) Consists of 65,300 Shares, 6,957 Shares issued in lieu of cash compensation through September 30, 2003, and Options to purchase 178,000 Shares.
(4)      Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5)      Address is 15091 Bake Parkway, Irvine, CA 9261817

STOCK OPTION GRANTS IN LAST FISCAL YEAR

In fiscal 2003, options to purchase a total of 78,000 Shares of our Common Stock were granted to Marvin P. Loeb and 72,000 for Glenn D. Yeik, our above named executive officers.

STOCK OPTIONS EXERCISED AND HELD AT END OF FISCAL YEAR

         The following table provides information related to options exercised during the fiscal year ended September 30, 2003, and unexercised options held by the above named executive officers as of the end of such fiscal year.

                                                   NUMBER OF SECURITIES
                                                       UNDERLYING                  VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                     AT FY END (#) (1)               AT FY END ($) (2)
                SHARES ACQUIRED     VALUE      ---------------------------    -----------------------------------
                ON EXERCISE (#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE ($)   UNEXERCISABLE ($)
                ---------------  -----------   -----------   -------------    ---------------   -----------------
Marvin P. Loeb        0              0            68,000          82,000            7,900             15,800

Glenn D. Yeik         0              0            44,400         133,600            3,500             48,200

Brian T. Kenney       0              0            48,000          52,000            1,300              5,300

---------------

(1) Our Non-Qualified Stock Options have a term of six years, and our Incentive Stock Options have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable from the date of grant equally over the following three years for our Non-Qualified Stock options and five years for our Incentive Stock Options.

(2) The dollar value of the in-the-money options shown above was calculated by multiplying the closing market price of our Shares at September 30, 2003, $0.83 per share by the respective number of Shares and subtracting the option price.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2003, the Board of Directors authorized the grant of 570,514 shares of the Company's common stock to its Chief Executive in lieu of compensation of $150,000. The number of shares was determined by the monthly compensation being divided by the closing price of our Shares on the last day of each month respectively.

ITEM 13. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Not applicable.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Financial Statements.

                  See "Index to Consolidated Financial Statements" included in this report at Page F-1.

         (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2003.

         (c)      Exhibits

                  Filed Previously:

         (10(b) Development, Supply and License Agreement with C.R. Bard, Inc., dated June 28, 1991.

         10(c) Industrial Lease (for Barranca Parkway headquarters) with Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991.

         10(d) Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

         10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

         10(i)* Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

         10(j)    Industrial Lease dated April 2001.

                  Filed herewith:

                    None

         * The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Trimedyne, Inc.


Date:                                      /s/ Marvin P. Loeb
 January 12, 2003                          -------------------------------
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

Signature                         Title                         Date
---------                         -----                         ----


/s/ Marvin P. Loeb                Chairman of the Board
------------------------------    of Directors & CEO           January 12, 2003
Marvin P. Loeb


/s/ Glenn D. Yeik                 President, COO
------------------------------    Director                     January 12, 2003
Glenn D. Yeik


/s/ Donald Baker                  Director
------------------------------                                 January 12, 2003
Donald Baker


/s/ Richard F. Horowitz           Secretary &
------------------------------    Director                     January 12, 2003
Richard F. Horowitz


/s/ Jeffrey S. Rudner             Treasurer &
------------------------------    Chief Accounting Officer     January 12, 2003
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statements of Trimedyne, Inc. and its subsidiaries are included in Item 7:

Consolidated Financial Statements:


        Report of Independent Accountants                                    F-2


        Consolidated Balance Sheet at September 30, 2003                     F-3


        Consolidated Statements of Operations for each of the two
        years in the period ended September 30, 2003                         F-4


        Consolidated Statements of Stockholders' Equity for each of
        the two years in the period ended September 30, 2003                 F-5


        Consolidated Statements of Cash Flows for each of the
        two years in the period ended September 30, 2003                     F-6


        Notes to Consolidated Financial Statements                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company"), as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimedyne, Inc. and subsidiaries, as of September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.



                                               /s/ McKennon, Wilson & Morgan LLP
                                               ---------------------------------


Irvine, California
January 8, 2004

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                   September 30,
                                                                       2003
                                                                   -------------
Current assets:
  Cash                                                             $  1,346,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $82,000                                    637,000
  Inventories (Note 4)                                                1,505,000
  Other                                                                 143,000
                                                                   -------------
      Total current assets                                            3,631,000

 Property and equipment, net (Note 4)                                   495,000
 Goodwill (Note 5)                                                      544,000
 Other assets                                                            48,000
                                                                   -------------
                                                                   $  4,718,000
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    524,000
  Accrued expenses (Note 4)                                             623,000
  Deferred income                                                        59,000
  Accrued warranty                                                       42,000
  Current portion of long-term debt (Note 6)                             23,000
                                                                   -------------
        Total current liabilities                                     1,271,000

Senior convertible secured notes due officer (Note 9)                   200,000
Accrued interest due officer (Note 8)                                    38,000
Long-term debt, net of current portion (Note 6)                           6,000
                                                                   -------------
        Total liabilities                                             1,515,000

Stockholders' equity:
  Preferred stock - $0.01 per share, 1,000,000 shares
    authorized, none outstanding                                             --
  Common stock - $.01 par value; 30,000,000 shares
    authorized, 14,544,840 shares issued
    and 14,443,231 shares outstanding (Note 10)                         146,000
  Capital in excess of par value                                     47,877,000
  Accumulated deficit                                               (44,107,000)
                                                                   -------------
                                                                      3,916,000
Less treasury stock, at cost, 101,609 shares                           (713,000)
                                                                   -------------
Total stockholders' equity                                            3,203,000
                                                                   -------------
                                                                   $  4,718,000
                                                                   =============

                 See Notes to Consolidated Financial Statements

                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For The Years Ended
                                                            September 30,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------
Net revenues:
  Products                                         $  4,851,000    $  5,640,000
  Service and rental                                  1,608,000       1,417,000
                                                   -------------   -------------
                                                      6,459,000       7,057,000
                                                   -------------   -------------

Cost of sales:
  Products                                            2,216,000       3,134,000
  Service and rental                                    885,000       1,060,000
                                                   -------------   -------------
                                                      3,101,000       4,194,000
                                                   -------------   -------------

Gross Profit                                          3,358,000       2,863,000

Selling, general and administrative expenses          2,130,000       2,789,000
Research and development expenses                       185,000       1,358,000
                                                   -------------   -------------

Income (loss) from operations                         1,043,000      (1,284,000)

Other income (expense):
 Interest income                                          1,000           5,000
 Interest expense                                       (34,000)        (36,000)
 Gain on disposal of assets                                  --           9,000
 Creditor settlements and recoveries                     33,000          95,000
                                                   -------------   -------------

Income (loss) before income taxes                     1,043,000      (1,211,000)

Provision for income taxes                              (10,000)         (4,000)
                                                   -------------   -------------

Comprehensive net income (loss)                    $  1,033,000    $ (1,215,000)
                                                   =============   =============

Basic net income (loss) per share                  $       0.08    $      (0.09)
                                                   =============   =============

Basic weighted average
 common shares outstanding:                          13,921,241      13,681,369
                                                   =============   =============

Diluted net income (loss) per share                $       0.07    $      (0.09)
                                                   =============   =============

Diluted weighted average
 common shares outstanding:                          14,458,375      13,681,369
                                                   =============   =============



                 See Notes to Consolidated Financial Statements


                                                   TRIMEDYNE, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  Common Stock              Capital In
                                  ------------              Excess of     Accumulated    Treasury
                             Shares          Amount         Par Value       Deficit        Stock            Total
                          -------------   -------------   -------------  -------------  -------------   -------------
Balances at
October 1, 2001             13,591,369    $    137,000    $ 47,483,000   $(43,925,000)  $   (713,000)   $  2,982,000

Shares issued for
services rendered              240,000           2,000         115,000                                       117,000

Additional compensation
for granting
of stock options                                                57,000                                        57,000

Net loss for
the year                                                                   (1,215,000)                    (1,215,000)
                          -------------   -------------   -------------  -------------  -------------   -------------

Balances at
September 30, 2002          13,831,369         139,000      47,655,000    (45,140,000)      (713,000)      1,941,000

Shares issued for
services rendered              713,471           7,000         215,000                                       222,000

Additional compensation
for granting
of stock options                                                 7,000                                         7,000

Net income for
the year                                                                    1,033,000                      1,033,000
                          -------------   -------------   -------------  -------------  -------------   -------------
Balances at
September 30, 2003          14,544,840    $    146,000    $ 47,877,000   $(44,107,000)  $   (713,000)   $  3,203,000
                          =============   =============   =============  =============  =============   =============



                                    See Notes to Consolidated Financial Statements


                                                         F-5


                                    TRIMEDYNE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended September 30,
                                                         --------------------------------

                                                                2003           2002
                                                            ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                         $ 1,033,000    $(1,215,000)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                              153,000        261,000
     Fair value of stock issued and options                     229,000        172,000
     Gain on sale/disposal of fixed assets                           --         (9,000)
  Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable, net       (36,000)       639,000
    Decrease in inventories                                     356,000      1,003,000
    (Increase) decrease in other current assets                 (24,000)       104,000
    (Decrease) in accounts payable                             (500,000)      (751,000)
    (Decrease) in accrued warranties                            (20,000)       (36,000)
    (Decrease) increase in deferred income                     (113,000)        53,000
    Increase (decrease) in accrued expenses                      49,000        (91,000)
    (Decrease) in other current liabilities                      (8,000)      (100,000)
                                                            ------------   ------------
     Net cash provided by operating activitis                 1,119,000         30,000
                                                            ------------   ------------

Cash flows from investing activities:
  Purchase of fixed assets                                      (90,000)            --
  Sale of fixed assets                                               --         38,000
                                                            ------------   ------------
     Net cash provided by (used in) investing activities        (90,000)        38,000
                                                            ------------   ------------

Cash flows from financing activities:
  Issuance of Senior Convertible Secured Notes
     due to officer                                                  --        200,000
  Net payments on long-term liabilities                              --        (35,000)
                                                            ------------   ------------
  Net cash provided by financing activities                          --        165,000
                                                            ------------   ------------

Net increase in cash                                          1,029,000        233,000

Cash at beginning of year                                       317,000         84,000
                                                            ------------   ------------
Cash at end of year                                         $ 1,346,000    $   317,000
                                                            ============   ============

Cash paid for interest and income taxes was insignificant in both 2003 and 2002.

                     See Notes to Consolidated Financial Statements



                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. THE COMPANY:

The Company

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reuseable fiber-optic laser devices in the medical field. The Company's operations include the rental and service of lasers and medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the southwestern United States, through its wholly-owned subsidiary Mobile Surgical Technologies, Inc. ("MST") located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (Note
11).

Liquidity

In fiscal 2002 and prior years, the Company suffered losses from operations. Much of the Company's losses have been incurred to fund research and development activities, as well as expansion. Our revenues had not supported our cost structure in the past. In 2003, management greatly reduced its research and development activities, made certain reductions in labor and overhead, and generated a profit as a result of their efforts. At September 30, 2003, the Company's cash balances were $1,346,000, and working capital amounted to $2,360,000. Although the Company's revenues declined 9% in 2003, management believes that revenues for fiscal 2004, together with the Company's working capital at September 30, 2003, are sufficient to meet the Company's operating needs for the next 12 months. Management will continue to control its costs during the next twelve months to maintain positive cash flow while continuing to pursue entering into marketing agreements with larger companies to further facilitate the distribution of its products to increase revenue.

NOTE 2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes. The amounts reclassified are summarized in the table below.

                                                        Twelve Months Ended September 30, 2002
                                                      As                    As
                                               Originally Filed        Reclassified        Difference
                                            ---------------------------------------------------------------
Selling, general and administrative            $ 2,853,000            $ 2,789,000           $ 64,000
Creditor settlements and recoveries                123,000                 95,000             28,000
Interest expense                                        --                 36,000             36,000

The amounts were reclassified to appropriately disclose expenses. These reclassifications have no effect on previously reported net income (loss).

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements include the accounts of the Company, its 90% owned subsidiary, Cardiodyne, which is currently inactive, and wholly-owned subsidiary, MST. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of credit risk

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. In some cases, management requires payment in full before goods are shipped. During fiscal 2003 and 2002, credit losses were not significant.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At September 30, 2003, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $1,157,000.

Inventories

Inventories consist of raw materials and component parts, work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out basis. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are being depreciated over a period of up to five (5) years using the straight-line method of depreciation.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill.

SFAS 142 was effective for fiscal years beginning after December 15, 2001. SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption of the statement. The Company adopted SFAS 142 in fiscal 2003. Management determined that the excess of the cost over the acquired assets of MST in 2000 were primarily related goodwill because MST is a service business, which generated revenues on a fee-per-case basis. MST holds no patents or technologies. The Company assesses the impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill exceeds its fair value, we would recognize an impairment loss. Trimedyne measures any potential impairment based on a multiple of five (5) earnings before depreciation and amortization, interest and income taxes ("EBITDA"), which is fairly common for service businesses similar to MST. We completed the annual impairment tests at September 30, 2002 and 2003, which resulted in no impairment of goodwill. To date, we have not recognized any impairment of goodwill in connection with SFAS 142. We will continue to test goodwill for impairment at least annually on September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and amortized over 10 years on a straight-line basis. There was no amortization expense for the fiscal year ended September 30, 2003; amortization expense for fiscal 2002 was $72,000. Also see Note 4.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets in connection with SFAS 144.

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

Fair value of financial instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying consolidated balance sheet. The Company's financial instruments consist primarily of cash, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2003 because of the short maturity of these instruments. Senior Convertible Secured Notes due officer cannot be objectively and fairly valued due to the related party nature of the instrument.

Revenue recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views on revenue recognition in financial statements. The Company recognizes revenue from products once all of the following criteria for revenue recognition have been met:

1) Persuasive evidence that an agreement exists;
2) the products have been shipped;
3) the prices are fixed and determinable and not subject to refund or adjustment; and
4) collection of the amounts due is reasonably assured.

Revenues from the sale of delivery and disposable devices are recognized upon shipment and passage of title of the products, provided that all revenue recognition criteria have been met. Generally, customers are required to insure the goods from Trimedyne's place of business.
Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all revenue recognition criteria have been met, and ownership risks transferred.

Warranty costs

We warrant certain of our products and provide for estimated product warranty costs at the time of sale. At September 30, 2003, the Company has accrued $42,000 in the accompanying consolidated balance sheet.

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

                                A TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting for stock-based compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach, supplemented by disclosure of the pro forma impact on operations and per share information using the fair value-based approach (see Note 9) as required by SFAS 148. Stock-based compensation issued to non-employees and consultants are measured at fair value in accordance with SFAS 123. Common stock purchase options and warrants issued to non-employees and consultants are measured at fair value using the Black-Scholes valuation model. The Company has considered the effects of Interpretation No. 44 of APB No. 25 issued by the FASB when accounting for stock options issued to employees and to non-employee directors voted to office by shareholders.

Depreciation and amortization

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation and amortization expense, excluding goodwill in 2002, were $153,000 and $189,000 respectively.

Per share information

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding. Due to the net loss incurred in fiscal 2002, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the year ended September 30, 2003:

Weighted average common shares outstanding
 used in calculating basic earnings per share                   13,921,241

Effect of Dilutive Options                                          62,135
Effect of Senior Convertible Secured
  Notes due to Officer                                             475,000
                                                                ----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share          14,458,376
                                                                ==========


The following is a reconciliation of the net income available for common shareholders for the year ended September 30, 2003:

Net income                                                      $1,033,000

Add - Interest on Senior Convertible
 Secured Notes due to Officer                                       24,000
                                                                ----------
Net income available to common shareholders                     $1,057,000
                                                                ==========


Options which would have been included in fiscal 2002 computation of weighted average dilutive shares outstanding, had their effects been dilutive to per share information, were 101,000 shares.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (See Note 11). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Impact of recently issued accounting statements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. TMED continues to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Applicability of this standard relates to warranties we provide on the purchase of new lasers, generally one year. The adoption of this standard did not have a material impact on our consolidated financial statements, as Trimedyne has provided for warranties at the time of sale.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 in 2003, which resulted in no impact on our consolidated financial statements.

NOTE 4.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

Inventories consist of the following at September 30, 2003:

Raw materials                      $  917,000
Work-in-process                       366,000
Finished goods                        222,000
                                    ---------
                                   $1,505,000
                                    =========

The Company historically had purchase commitments for inventory, which have been customized for production specifications, however, during 2003 these commitments were terminated by the Company.

Property and equipment, net consist of the following at September 30, 2003:

Furniture and equipment                               $ 2,604,000
Leasehold improvements                                    218,000
Other                                                     123,000
                                                      ------------
                                                        2,945,000
Less accumulated depreciation and amortization         (2,450,000)
                                                      ------------
                                                      $   495,000
                                                      ============

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company recorded fully depreciated equipment with a historical cost of $265,000, which was previously not included in the financial statements.


Accrued expenses consist of the following at September 30, 2003:

   Accrued compensation                             $   127,000
   Sales and use tax                                     98,000
   Royalties                                             88,000
   Insurance                                             72,000
   Loss Contingency                                      54,000
   Customer deposits                                     37,000
   Commissions                                           16,000
   Sublease deposit                                      15,000
   Income tax                                            10,000
   Other                                                106,000
                                                   ------------
   Total accrued expenses                           $   623,000
                                                   ============
NOTE 5. GOODWILL

On October 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." As discussed in Note 2. Accordingly, goodwill was not amortized during fiscal 2003. Had goodwill not been amortized during fiscal 2002, the Company's loss for the year would have been reduced by $72,000 to $1,143,000, or $0.08 per share. Accumulated amortization of goodwill was approximately $122,000 at September 30, 2003.

NOTE 6. LONG-TERM DEBT:

Long-term debt consists of the following at September 30, 2003:

Loan payable to leasing company, bearing interest
At 8% per annum; principal and interest due
monthly in equal installments of $211 through
May 2008. The loan is secured by
the related forklift.                                 $    11,000

Loan payable to vendor, bearing interest at
7.5% per annum; principal and interest due
monthly in equal installments of $4,900 through
December 2003. The loan is secured by
the related laser                                          18,000
                                                      ------------
                                                           29,000
Less: current portion                                     (23,000)
                                                      ------------
Long-term debt                                        $     6,000
                                                      ============

NOTE 7. INCOME TAXES:

The deferred income tax balances at September 30, 2003, are comprised as follows:

Deferred income tax assets:
    Net operating loss carry forwards               $  14,932,000
    Research and development credits                    3,709,000
    Inventory obsolescence reserves                       390,000
    Accrued expenses                                       60,000
    Account receivable reserves                            35,000
    Other                                                 143,000
    Valuation allowance                               (19,269,000)
                                                    --------------
                                                               --
                                                    ==============

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets decreased approximately $398,000 and increased approximately $37,000 during the years ended September 30, 2003 and 2002, respectively. Due to the existence of net operating loss carryforwards, such assets of which were fully reserved. The Company recorded a provision for California income taxes in 2002 of $4,000. A provision of $10,000 for income taxes was recorded in fiscal 2003 for California income taxes.

In fiscal 2003 and 2002, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

At September 30, 2003, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes totaling approximately $41.0 million and $11.2 million, respectively. Federal NOL's begin to expire in 2005 and fully expire in 2020. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

In February 2001, the Company entered into a non-cancelable lease, which expires in December 2005, with an option to renew the lease at market rates. The Company subleases approximately 8,800 square feet of this facility to a third party at a monthly rental of $14,990. The sublease expires in April 2004 and reverts to a month-to-month lease.

Future annual minimum lease payments under all lease agreements, at September 30, 2003 are as follows:

           2004              $   566,000
           2005                  548,000
           2006                  283,000
           2007                   19,000
           2008                    3,000
                             ------------
           Total             $ 1,419,000
                             ============

Rent expense for the years ended September 30, 2003 and 2002 was approximately $497,000 and $516,000, respectively. Sub-lease income totaled approximately $177,000 and $119,000 for fiscal 2003 and 2002, respectively.

Contingencies

Litigation

Trimedyne was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc.. The plaintiff alleged that Trimedyne had infringed on two of its patents. Trimedyne filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, libel and anti-trust violations. Trimedyne was a party to a license agreement which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000, which were in dispute.

On November 17, 2003, the Company and Lumenis entered into a settlement agreement, under which the litigation between them was dismissed by the court. Thereafter, on November 25, 2003 Lumenis entered into a written settlement agreement with the Company. Lumenis agreed to apply a credit based on past overpayments to the above royalties due with a small credit remaining to be paid to the Company. Lumenis further agreed, contingent upon entering into a proposed original equipment manufacture ("OEM") agreement with Trimedyne, to pay Trimedyne a technology access fee and to purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company will record a gain contingency in the amount of $88,000 in the first quarter of 2004 related to the settlement of the previous license arrangement. Management has yet to determine the revenue recognition for the balance of the payments, because the fees are not yet fixed and determinable, since the OEM agreement has not yet been executed. The OEM agreement, if executed, contains multiple elements which will require careful assessment of the revenues to be recorded in future periods. Management will consider SAB 101 and EITF 00-21, "Revenue Arrangements with Multiple Deliverables".

Product liability

The Company is currently a defendant in two product liability lawsuits. These cases relate to injuries that occurred in connection with medical procedures in which the Company's lasers were used. Both of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a provision for these claims in the amount of $100,000 ($50,000 for each claim), based on the deductible under the insurance policy.

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

NOTE 9. SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

During the year ended September 30, 2002, the Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its chief executive officer totaling $200,000. The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27 and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for a consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased.

As of September 30, 2003, the Company has accrued $38,000 in interest on the above convertible notes. None of accrued interest was paid during the year ended September 30, 2003. The amounts accrued at September 30, 2003, will not be paid during the next twelve months.

NOTE 10. STOCKHOLDERS' EQUITY:

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

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2003, the board of directors authorized the grant of non-qualified stock options to purchase 320,500 shares at various exercise prices ranging from $0.14 per share to $0.50 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over three years and expire six (6) years from the date of grant. In addition, fully-vested options to purchase 15,000 shares valued at $7,000 based on the Black-Scholes model were issued to a consultant.

Activity during the years ended September 30, 2003 and 2002 under the plans was as follows:

Stock Options Outstanding

                                              Option Exercise       Aggregate
                               Options        Price Per Share    Exercise Price
                             ---------      -----------------    --------------

October 1, 2001              1,468,134        $1.06 - $6.63        $ 2,870,936

Granted                        702,000        $0.33 - $2.50            544,963
Exercised                           --           -- -    --                 --
Canceled                      (289,580)       $0.46 - $6.63           (671,507)
                             ----------                            ------------
September 30, 2002           1,880,554        $0.33 - $4.25          2,744,392

Granted                        335,500        $0.14 - $0.50            126,483
Exercised                           --           -- -    --                 --
Canceled                      (740,154)       $0.33 - $4.25         (1,111,678)
                             ----------                            ------------
September 30, 2003           1,475,900        $0.14 - $3.84        $ 1,759,197
                             ==========                            ============

The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                    -------------------                           -------------------
                     Outstanding      Weighted-Average                           Exercisable     Weighted-
    Range of            as of            Remaining           Weighted-Average        as of        Average
Exercise Prices       9/30/2003      Contractual Life         Exercise Price      9/30/2003   Exercise Price
-----------------     ---------      ----------------         --------------      ---------   --------------
$0.00 - $0.38          143,000              9.3                    $0.19             40,600         $0.31
$0.39 - $0.94          527,000              8.4                    $0.50            196,234         $0.50
$0.95 - $1.88          533,500              7.1                    $1.28            344,100         $1.28
$1.89 - $2.61           82,000              4.8                    $2.17             62,000         $2.15
$2.62 - $3.38          140,600              5.8                    $2.74             83,800         $2.74
$3.39 - $4.25           49,800              6.2                    $3.83             25,800         $3.82
                     ----------         ----------               --------         ----------      --------
                     1,475,900              7.5                    $1.17            752,534         $1.34
                     ==========         ==========               ========         ==========      ========

As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of decreasing the Company's net income for the year ended September 30, 2003, by $90,585 to the pro-forma amount of $942,000 and increasing the Company's net loss for the year ended September 30, 2002 to the pro-forma amount of $1,253,000, with a pro-forma net income per basic share of $0.08 and pro forma net loss per basic share of $(0.09), respectively. These pro-forma amounts were determined based upon the fair value of each option granted during fiscal 2003 and 2002 on its grant date, using the Black-Scholes option pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 78% and 60%, respectively, were applied to all options granted. The weighted average fair value at the grant date for the options granted during fiscal years 2003 and 2002 was $0.27 and $0.12 per option, respectively.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent common stock arrangement

On April 17, 2002, the board of directors authorized the grant of 185,000 shares of the Company's common stock to certain employees, subject to the completion of an effective registration statement. The registration was not completed and the above shares were not issued.

Common stock issued

The Company's Chief Executive Officer has deferred cash compensation in lieu of the right to receive shares of the Company's common stock, based on the closing price at the end of the month in which the compensation is earned. On May 21, 2002, the board of directors authorized the grant of 230,000 shares of the Company's common stock valued at $115,000 for the non-cash fiscal 2002 compensation. In fiscal 2003, the Chief Executive earned 570,514 shares valued at $150,000.

Common stock awards

On August 13, 2003 the board of directors awarded an aggregate 136,000 shares of the Company's common stock to officers and employees of the Company, of which 25,000, 25,000 and 10,000 shares were awarded to its President, V. P. Sales and Treasurer, respectively, valued at $68,000, based on the closing stock price on the date of grant of $0.50, per share.

NOTE 11. EMPLOYEE BENEFIT PLAN:

Effective February 1, 1989, the Company adopted a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $24,000 for fiscal 2003 and $45,000 for fiscal 2002.

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

                              TRIMEDYNE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   For the year ended September 30, 2003        For the year ended September 30, 2002

                                                Service and                                    Service and
                                  Product          Rental        Total          Product         Rental          Total
                               -----------------------------------------       ----------------------------------------
Revenue                        $4,851,000      $1,608,000     $6,459,000       $ 5,640,000     $1,417,000     $7,057,000

Cost of sales                   2,216,000         885,000      3,101,000         3,134,000      1,060,000      4,194,000
                               -----------------------------------------       -----------------------------------------

Gross profit                    2,635,000         723,000      3,358,000         2,506,000        357,000      2,863,000

Expenses:
Selling, general and
  administrative                1,556,000         574,000      2,130,000         2,235,000        554,000      2,789,000
Research and development          185,000                        185,000         1,358,000                     1,358,000
                                ----------------------------------------       -----------------------------------------

Gain (loss) from operations       894,000       $ 149,000      1,043,000       $(1,087,000)     $(197,000)    (1,284,000)
                               ==========       =========                      ===========      =========
Other income (expense):
 Interest income                                                   1,000                                           5,000
 Interest expense                                                (34,000)                                        (36,000)
 Gain on disposal of assets                                           --                                           9,000
 Creditor settlements and recoveries                              33,000                                          95,000
                                                             -----------                                     -----------

Income (loss) before income taxes                              1,043,000                                     (1,211,000)

Provision for income taxes                                       (10,000)                                        (4,000)
                                                              ----------                                     ----------

Net income (loss)                                             $1,033,000                                    $(1,215,000)
                                                              ==========                                    ===========


During the year ended September 30, 2003, export sales increased by $508,000 or 30% to $1,691,000 from $1,183,000 in the year ended September 30,2002. Sales in foreign countries in fiscal 2003 and 2002 accounted for approximately 26% and 17% of the Company's total sales, respectively. The breakdown by geographic region is as follows:


                                            2003            2002
                                        ----------      ----------
                      Asia              $1,034,000      $  665,000
                      Europe               495,000         205,000
                      Latin America        127,000         279,000
                      Middle East           26,000          34,000
                      Other                  9,000              --
                                        ----------      ----------
                                        $1,691,000      $1,183,000
                                        ==========      ==========



Sales to customers by similar products and services for the years ended September 30, 2003 and 2002 were:

                                                  2003          2002
                                               ----------   ----------
By similar products and services:

Laser equipment and accessories                $1,464,000   $2,329,000
Delivery and disposable devices                 3,388,000    3,311,000
Service and rental                              1,607,000    1,417,000
                                               ----------   ----------
        Total                                  $6,459,000   $7,057,000
                                               ==========   ==========

All the Company's long-lived assets were located in the United States at September 30, 2003 and 2002.

NOTE 13. FOURTH QUARTER ADJUSTMENTS

The Company recorded a fourth quarter 2003 adjustment to increase inventories and reduce costs of sales in the amount of $65,000, or less than $0.01 per share, to record inventories at actual costs. The adjustment was caused by an increase in standard costs of inventories in the first quarter of fiscal 2003. Management recorded the increase in standard costs over amounts previously recorded on the general ledger, offset by a valuation allowance in the amount of $65,000 for certain inventories which require production to enable the inventories to be recorded at the current actual costs. Throughout fiscal 2003, the Company produced inventories at the new costs, which provided for a reduction in the valuation allowance. Management believes that the fourth should best be allocated evenly throughout the year or $16,000 per quarter with no impact on earnings per share.