Form 10QSB
period 2003-12-31
TRIMEDYNE INC
filed 2004-02-23
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
DECEMBER 31, 2003                                                        0-10581
-----------------                                                        -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding at February 23, 2004
----------------------------                  --------------------------------
Common Stock, $.01 par value                           14,534,831 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations                   4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12


        ITEM 3.   Controls and Procedures                                 14

PART II.          Other Information                                       15

SIGNATURE PAGE                                                            16

CERTIFICATIONS                                                            17

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS

                                                                    December 31,
                                                                        2003
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $  1,316,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $82,000                                                 656,000
  Inventories                                                         1,515,000
  Other                                                                  98,000
                                                                   ------------
   Total current assets                                               3,585,000

  Goodwill                                                              544,000
  Other assets                                                           45,000
  Property and equipment, net                                           474,000
                                                                   ------------

                                                                   $  4,648,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    491,000
  Accrued expenses                                                      394,000
  Deferred revenue                                                       67,000
  Accrued warranty                                                       25,000
  Current portion of long-term debt                                      12,000
                                                                   ------------
    Total current liabilities                                           989,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             44,000
Long-term debt, net of current portion                                    8,000
                                                                   ------------

    Total liabilities                                                 1,241,000
                                                                   ------------

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,636,440 shares issued, 14,534,831
    shares outstanding                                                  147,000
  Capital in excess of par value                                     47,915,000
  Accumulated deficit                                               (43,942,000)
                                                                   ------------
                                                                      4,170,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         3,457,000
                                                                   ------------

                                                                   $  4,648,000
                                                                   ============

           See accompanying notes to consolidated financial statements

                                 TRIMEDYNE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                             December 31,
                                                         2003          2002
                                                    ------------   ------------

Net revenues                                        $  1,380,000   $  1,685,000
Cost of revenues                                         704,000        862,000
                                                    ------------   ------------
  Gross profit                                           676,000        823,000

Operating expenses:
 Selling, general and administrative                     567,000        475,000
 Research and development                                 67,000         67,000
                                                    ------------   ------------
   Total operating expenses                              634,000        542,000
                                                    ------------   ------------

Income from operations                                    42,000        281,000
                                                    ------------   ------------
Other income (expense)
  Micellaneous (expense) income                           (1,000)         1,000
  Interest expense                                       (12,000)        (6,000)
  Loss on disposal of equipment                           (5,000)            --
  Settlements and recoveries                             141,000         14,000
                                                    ------------   ------------

   Total other income                                    123,000          9,000
                                                    ------------   ------------

Net income                                          $    165,000   $    290,000
                                                    ============   ============

Basic net income per share                          $       0.01   $       0.02
                                                    ============   ============
Basic weighted average
  common shares outstanding                           14,473,764     13,729,760
                                                    ============   ============

Diluted net income per share                        $       0.01   $       0.02
                                                    ============   ============
Diluted weighted average
 common shares outstanding                            15,055,445     14,204,760
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                              2003          2002
                                                                          -----------    ----------
Cash flows from operating activities:
   Net income                                                             $   165,000    $  290,000
   Adjustment to reconcile net income to net cash
    provided by used in operating activities:
      Depreciation and amortization                                            62,000        31,000
      Loss from disposal of property and equipment                              5,000            --
      Changes in operating assets and liabilities:
      Trade accounts receivable                                               (19,000)     (355,000)
      Inventories                                                             (10,000)      161,000
      Other current assets                                                     48,000        47,000
      Accounts payable                                                        (33,000)     (133,000)
      Accrued expenses                                                       (223,000)      (85,000)
      Deferred income                                                           8,000         8,000
      Accrued warranty                                                        (17,000)       (1,000)
      Current liabilities                                                          --        (5,000)
                                                                          -----------    ----------

      Net cash used in operating activities                                   (14,000)      (42,000)

Cash flows from investing activities:
   Purchase of property and equipment                                         (46,000)           --
                                                                          -----------    ----------

   Net cash used in investing activities                                      (46,000)           --

Cash flows from financing activities:
   Payments on long-term debt                                                  (9,000)      (14,000)
   Excercise of stock options                                                  39,000            --
                                                                          -----------    ----------

     Net cash provided by financing activities                                 30,000            --
                                                                          -----------    ----------
Net decrease in cash and cash equivalents                                     (30,000)      (56,000)
Cash and cash equivalents at beginning of period                            1,346,000       317,000
                                                                          -----------    ----------
Cash and cash equivalents at end of period                                $ 1,316,000    $  261,000
                                                                          ===========    ==========

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne") (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2003 and the results of operations and its cash flows for the three-month periods ended December 31, 2003 and 2002. Results for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2003 annual report on Form 10-KSB. Certain prior period amounts have been reclassed to conform to the current period presentation.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectation.

Revenue Recognition

In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

Revenues from the sale of delivery and disposable devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2003.

Stock Option Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                            Three Months Ended
                                                                                December 31,
                                                                            2003           2002
                                                                        ------------   ------------
Net income, as reported                                                 $    165,000   $    290,000


Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                                     28,000         23,000
                                                                        ------------   ------------

Pro forma net income                                                    $    137,000   $    267,000
                                                                        ============   ============

Net income per share - basic:

  As reported                                                           $       0.01   $       0.02
                                                                        ============   ============

  Pro forma                                                             $       0.01   $       0.02
                                                                        ============   ============

Net income per share - diluted:

  As reported                                                           $       0.01   $       0.02
                                                                        ============   ============

  Pro forma                                                             $       0.01   $       0.02
                                                                        ============   ============


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                          Three Months Ended
                                                             December 31,

                                                         2003           2002
                                                      ----------     ----------

Dividend yield                                                --             --

Expected volatility                                         185%           114%

Risk-free interest rate                                    2.25%          2.50%

Expected lives                                           5 years        5 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and time to exercise. Because awards held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

NOTE 2 - Balance Sheet Items

                                                    December 31,
                                                        2003
                                                    -----------
Inventories consist of the following:

   Raw material                                     $   944,000
   Work-in-process                                      407,000
   Finished goods                                       164,000
                                                    -----------
   Total inventory                                  $ 1,515,000
                                                    ===========
Property and equipment consist of the following:

   Furniture and equipment                          $ 2,355,000
   Leasehold improvements                               218,000
   Other                                                166,000
                                                    -----------
                                                      2,739,000
Less accumulated depreciation and amortization       (2,265,000)
                                                    -----------
   Total property and equipment                     $   474,000
                                                    ===========

Accrued expenses consist of the following:

   Loss contigency                                  $   100,000
   Accrued compensation                                  83,000
   Sales and use tax                                     60,000
   Accrued payroll tax                                   22,000
   Sublease deposit                                      15,000
   Customer deposits                                     12,000
   Accrued insurance                                     10,000
   Accrued commissions                                    9,000
   Other                                                 83,000
                                                    -----------
   Total accrued expenses                           $   394,000
                                                    ===========


NOTE 3 - Earnings Per Share Information

Basic income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's senior convertible secured notes due to officers for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

                                                          Three Months Ended
                                                             December 31,

                                                         2003          2002
                                                     -----------   -----------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share        14,473,764    13,729,760

 Effect of Dilutive Options                              106,681            --
 Effect of Senior Convertible Secured
   Notes due to Officer                                  475,000       475,000
                                                     -----------   -----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share      15,055,445    14,204,760
                                                     ===========   ===========


Numerator

 Net income                                            $ 165,000     $ 290,000

 Add - interest on Senior Convertible
   Secured Note due to Officer                             6,000         6,000
                                                     -----------   -----------

 Net income available to common shareholders           $ 171,000     $ 296,000
                                                     ===========   ===========

NOTE 4 - Contingencies

Litigation

The Company was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc. Lumenis alleged that the Company had infringed on two of its patents. The Company filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, libel and anti-trust violations. The Company was a party to a license agreement (the "License Agreement"), which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000, which were in dispute.

On November 25, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

On January 30, 2004, the Company received $155,000 in connection with the terms of the Settlement Agreement, which will be recorded as other income in the subsequent period.

Product liability

The Company is currently a defendant in three product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for these claims in the amount of $100,000 ($50,000 for each of the two claims), based on the deductible under the insurance policy. In another product liability lawsuit, the cost of defense has exceeded the insurance deductible that was accrued in prior periods. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

Licensing

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable. Sales of products covered by these licenses are presently not material. The Company has two license agreements with a competitor under which royalties are payable by the Company, one of which terminated on September 30, 2000. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company and have been assigned to the Company without royalty. The above patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.


NOTE 5  Other Income (Expense)

During the three months ended December 31, 2003, the Company settled litigation with Lumenis which resulted in a reduction of $88,000 accrued for royalties. The Company also received $53,000 from an insurance settlement for a damaged laser.

NOTE 6  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months ended December 31, 2003 and December 31, 2002 are as follows:

                               For the quarter ended December 31, 2003          For the quarter ended December 31, 2002

                                             Service and                                      Service and
                                Products        Rental        Total             Products        Rental          Total
                               ---------------------------------------         -----------------------------------------
   Revenue                     $   965,000   $   415,000   $ 1,380,000         $ 1,287,000    $   398,000    $ 1,685,000

   Cost of sales                   464,000       240,000       704,000             634,000        228,000        862,000
                               ---------------------------------------         -----------------------------------------

   Gross Profit                    501,000       175,000       676,000             653,000        170,000        823,000

   Operating expenses:
   Selling, general and
     administrative                415,000       152,000       567,000             341,000        134,000        475,000
   Research and development         67,000            --        67,000              67,000             --         67,000
                               ---------------------------------------         -----------------------------------------

   Income from operations      $    19,000   $    23,000        42,000         $   245,000    $    36,000        281,000
                               =========================                       ==========================
   Other
    Interest income                                             (1,000)                                            1,000
    Interest expense                                           (12,000)                                           (6,000)
    Loss on disposal of equipment                               (5,000)                                               --
    Settlements and recoveries                                 141,000                                            14,000
                                                           -----------                                      ------------
   Net Income                                              $   165,000                                       $   290,000
                                                           ===========                                      ============

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2003 (unaudited) and December 31, 2002 were:

                                                          December 31,
                                                      2003             2002
                                                  ----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories                 $   84,000       $  439,000
  Delivery and disposable devices                    881,000          848,000
 Service and rental                                  415,000          398,000
                                                  ----------       ----------
        Total                                     $1,380,000       $1,685,000
                                                  ==========       ==========
Gross profit
 Products:
  Laser equipment and accessories                 $   22,000       $  200,000
  Delivery and disposable devices                    479,000          453,000
 Service and rental                                  175,000          170,000
                                                  ----------       ----------
        Total                                     $  676,000       $  823,000
                                                  ==========       ==========

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended December 31, 2003 and December 31, 2002, were $264,000 and $415,000, respectively. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended December 31, 2003 and December 31, 2002 accounted for approximately 19% and 25% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                         Three months                 Three months
                        ended December               ended December
                           31, 2003                     31, 2002
                        --------------               --------------
    Asia                 $     89,000                  $   238,000
    Europe                    163,000                      165,000
    Latin America                  --                        9,000
    Middle East                 9,000                        3,000
    Other                       3,000                           --
                         ------------                  -----------
                         $    264,000                  $   415,000
                         ============                  ===========

All long-lived assets were located in the United States during the three months ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

Revenues from the sale of delivery and disposable devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of our receivables at least quarterly. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Tangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2003.

Deferred Taxes

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of the Company's deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company may be able to realize all or part of the Company's net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

Stock Option Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123.

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

Method of Presentation

The consolidated financial statements include the accounts of the Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter ended December 31, 2003 compared to quarter ended December 31, 2002

During the quarter ended December 31, 2003, net revenues were $1,380,000 as compared to $1,685,000 for the same period of the previous year, a $305,000 or 18% decrease. This overall decrease was the result of lower laser sales during the current period. Lasers typically sell between $35,000 and $120,000, depending upon the type of laser, and the quantity sold in a typical quarter during the past two years has ranged from one to six per quarter. During the quarter ended December 31, 2003, the Company only sold one laser, or two units less than average per quarter in the last two years. Net sales from delivery and disposable devices increased by $33,000 or 4% to $881,000 in the current quarter from $848,000 in the same quarter of the prior year. Net sales from service and rental increased by $17,000 or 4% to $415,000 from $398,000 for the same quarters. This increase was primarily due to the growth of the Company's subsidiary MST.

Cost of goods sold remained unchanged at 51% of net sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Selling, general and administrative expenses increased in the current quarter to $567,000 from $475,000 in the prior year quarter, an increase of $92,000 or 19%. The increase in selling, general and administrative expenses is the result of Trimedyne being named in an additional product liability lawsuit and accruing a charge of $50,000 representing the contingency for insurance deductible combined with a rent increase of $11,000 per the leasing contract of the Company's Irvine location and a $12,000 increase in salaries and wages due to the hiring of additional operations staff.

Research and development expenditures for the quarter ended December 31, 2003, remained unchanged at $67,000 as compared to the quarter ended December 31, 2002.

Other income increased by $114,000 or 1,267% from income of $9,000 in the first quarter of fiscal 2002 to income of $123,000 in the first quarter of 2003. During the three months ended December 31, 2003, the Company settled litigation with a competitor which resulted in the reduction of $88,000 in liability for royalties and the receipt of a $53,000 cash insurance settlement for a damaged laser offset by interest accrued on notes due to the CEO.

For the current quarter, the Company had net income of $165,000 or $0.01 per share, based on 14,473,764 basic weighted average number of common shares outstanding, as compared to net income of $290,000, or $0.02 per share, based on 13,729,760 basic weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, the Company had working capital of $2,596,000 compared to $1,312,000 at the end of the first quarter ending December 31, 2002. Cash decreased by $30,000 to $1,316,000 from $1,346,000 at the fiscal year ending September 30, 2003. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the period ending December 31, 2003, MST generated approximately $16,000 in cash flows from operations. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to our chief executive officer (the "Notes") outstanding which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the Note holder the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II
Other Information

Item 1. Legal Proceedings

The Company was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc. Lumenis alleged that the Company had infringed on two of its patents. The Company filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, libel and anti-trust violations. The Company was a party to a license agreement (the "License Agreement"), which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000, which were in dispute.

On November 25, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

On January 30, 2004, the Company received $155,000 in connection with the terms of the Settlement Agreement, which will be recorded as other income in the subsequent period.

The Company is currently a defendant in three product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for these claims in the amount of $100,000 ($50,000 for each claim), based on the deductible under the insurance policy. In one product liability lawsuit, the cost of defense has exceeded the insurance deductible that was accrued in prior periods. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

                                      TRIMEDYNE, INC.

Date:  February 23, 2004              /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:  February 23, 2004              /s/ Jeffrey S. Rudner
      --------------------------      ------------------------------------
                                      Jeffrey S. Rudner
                                      Controller

CERTIFICATION

I, Marvin P. Loeb, hereby certify that:

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

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2003; and

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

Date:  February 23, 2004

/s/ Marvin P. Loeb
------------------------
Marvin P. Loeb, CEO

CERTIFICATION

I, Jeffrey Rudner, hereby certify that:

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

              b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2003; and

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

Date:  February 23, 2004

/s/ Jeffrey Rudner
------------------------