Form 10QSB
period 2004-03-31
TRIMEDYNE INC
filed 2004-05-24
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
MARCH 31, 2004                                                     0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at May 24, 2004
----------------------------                ------------------------------------
Common Stock, $.01 par value                          14,698,540 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12


        ITEM 3.   Controls and Procedures                                 15

PART II.          Other Information                                       16

SIGNATURE PAGE                                                            17

CERTIFICATIONS                                                            19

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      March 31,
                                                                        2004
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $  1,449,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $86,000                                                 730,000
  Inventories                                                         1,633,000
  Other                                                                  33,000
                                                                   -------------
   Total current assets                                               3,845,000

  Goodwill                                                              544,000
  Other assets                                                           44,000
  Property and equipment, net                                           439,000
                                                                   -------------
                                                                   $  4,872,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    498,000
  Accrued expenses                                                      397,000
  Deferred revenue                                                       90,000
  Accrued warranty                                                       21,000
  Current portion of long-term debt                                      24,000
                                                                   -------------
    Total current liabilities                                         1,030,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             50,000
Long-term debt, net of current portion                                    6,000
                                                                   -------------

    Total liabilities                                                 1,286,000
                                                                   -------------

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,698,540 shares issued, 14,534,831
    shares outstanding                                                  148,000
  Capital in excess of par value                                     47,944,000
  Accumulated deficit                                               (43,793,000)
                                                                   -------------
                                                                      4,229,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   -------------

   Total stockholders' equity                                         3,586,000
                                                                   -------------

                                                                   $  4,872,000
                                                                   =============

           See accompanying notes to consolidated financial statements


                                                TRIMEDYNE, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                             March 31,                        March 31,
                                                        2004            2003             2004           2003
                                                    ------------   ------------     ------------   ------------
Net revenues                                        $  1,274,000   $  1,653,000     $  2,654,000   $  3,338,000
Cost of revenues                                         664,000        827,000        1,368,000      1,689,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           610,000        826,000        1,286,000      1,649,000

Operating expenses:
 Selling, general and administrative                     540,000        580,000        1,107,000      1,055,000
 Research and development                                 94,000         36,000          161,000        103,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              634,000        616,000        1,268,000      1,158,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                            (24,000)       210,000           18,000        491,000

Other income, net                                        177,000         23,000          300,000         32,000
                                                    ------------   ------------     ------------   ------------

Income before income taxes                               153,000        233,000          318,000        523,000

Provision for income taxes                                 4,000         26,000            4,000         26,000
                                                    ------------   ------------     ------------   ------------

Net income                                          $    149,000   $    207,000    $     314,000   $    497,000
                                                    ============   ============     ============    ===========

Net income per share:
  Basic                                             $       0.01   $       0.02    $        0.02   $       0.04
                                                    ============   ============     ============   ============
  Diluted                                           $       0.01   $       0.02    $        0.02   $       0.04
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,576,541     13,147,760       14,523,859     13,147,760
                                                    ============   ============     ============   ============
   Diluted                                            15,409,509     13,729,760       15,346,422     13,729,760
                                                    ============   ============     ============   ============

                         See accompanying notes to consolidated financial statements.

                                                       4

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                              2004          2003
                                                                          -----------    ----------
Cash flows from operating activities:
   Net income                                                             $   314,000    $  497,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           127,000        60,000
      Loss from disposal of property and equipment                              5,000            --
      Changes in operating assets and liabilities:
      Trade accounts receivable                                               (93,000)     (125,000)
      Inventories                                                            (128,000)      360,000
      Other assets                                                            114,000        85,000
      Accounts payable                                                        (26,000)     (238,000)
      Accrued expenses                                                       (226,000)      (81,000)
      Deferred revenue                                                         31,000        (7,000)
      Accrued warranty                                                        (21,000)        5,000
      Accrued interest                                                         12,000        14,000
      Other liabilities                                                            --       (25,000)
                                                                          ------------   -----------

      Net cash provided by operating activities                               109,000       545,000
                                                                          ------------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (55,000)           --
                                                                          ------------   -----------

Cash flows from financing activities:
   Excercise of stock options                                                  69,000            --
   Payments on debt                                                           (20,000)           --
                                                                          ------------   -----------

     Net cash provided by financing activities                                 49,000            --
                                                                          ------------   -----------
Net increase in cash and cash equivalents                                     103,000       545,000
Cash and cash equivalents at beginning of period                            1,346,000       317,000
                                                                          ------------   -----------
Cash and cash equivalents at end of period                                $ 1,449,000    $  862,000
                                                                          ============   ===========

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and the results of operations and its cash flows for the three and six-month periods ended March 31, 2004 and 2003. Results for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2004.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, "Revenue Recognition," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at March 31, 2004.

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

                                                                Three months ended          Six months ended
                                                                      March 31,                  March 31,
                                                                 2004         2003           2004        2003
                                                              ---------    ---------      ---------   ---------
Net income, as reported                                       $ 149,000    $ 207,000      $ 314,000   $ 497,000


Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                         5,000       23,000         10,000      45,000
                                                              ---------    ---------      ---------   ---------

Pro forma net income                                          $ 144,000    $ 184,000      $ 304,000   $ 452,000
                                                              =========    =========      =========   =========

Net income per share - basic:

  As reported                                                 $    0.01    $    0.02      $    0.02   $    0.04
                                                              =========    =========      =========   =========

  Pro forma                                                   $    0.01    $    0.02      $    0.02   $    0.03
                                                              =========    =========      =========   =========


Net income per share - diluted:

  As reported                                                 $    0.01    $    0.02      $    0.02   $    0.04
                                                              =========    =========      =========   =========

  Pro forma                                                   $    0.01    $    0.02      $    0.02   $    0.03
                                                              =========    =========      =========   =========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                       Three months ended            Six months ended
                                           March 31,                      March 31,
                                      2004           2003            2004           2003
                                  ----------     ----------      ----------     ----------
Dividend yield                            --             --              --             --

Expected volatility                      80%            78%             80%            78%

Risk-free interest rate                2.11%          2.11%           2.11%          2.11%

Expected lives                       5 years        5 years         5 years        5 years


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

NOTE 2 - Balance Sheet Items

                                                      March 31,
                                                        2004
                                                    -----------
Inventories consist of the following:

   Raw material                                     $   730,000
   Work-in-process                                      426,000
   Finished goods                                       477,000
                                                    ------------
   Total inventory                                  $ 1,633,000
                                                    ============
Property and equipment consist of the following:

   Furniture and equipment                          $ 2,386,000
   Leasehold improvements                               218,000
   Other                                                166,000
                                                    ------------
                                                      2,770,000
Less accumulated depreciation and amortization       (2,331,000)
                                                    ------------
   Total property and equipment                     $   439,000
                                                    ============

Accrued expenses consist of the following:

   Loss contigency                                  $   100,000
   Accrued compensation                                  89,000
   Sales and use tax                                     74,000
   Accrued payroll tax                                    5,000
   Sublease deposit                                      15,000
   Customer deposits                                     34,000
   Accrued commissions                                   16,000
   Other                                                 64,000
                                                    ------------
   Total accrued expenses                           $   397,000
                                                    ============


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

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

                                                           Three months ended          Six months ended
                                                               March 31,                   March 31,

                                                          2004          2003           2004          2003
                                                      -----------   -----------    -----------   -----------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share         14,576,541    13,147,760     14,523,839    13,147,760

 Effect of Dilutive Options                               357,968       107,000        347,583       107,000
 Effect of Senior Convertible Secured
   Notes due to Officer                                   475,000       475,000        475,000       475,000
                                                      -----------   -----------    -----------   -----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share       15,409,509    13,729,760     15,346,422    13,729,760
                                                      ===========   ===========    ===========   ===========


Numerator

 Net income                                           $   149,000   $   207,000    $   314,000   $   497,000

 Add - interest on Senior Convertible
   Secured Note due to Officer                              6,000         6,000         12,000        12,000
                                                      -----------   -----------    -----------   -----------

 Net income available to common shareholders          $   155,000   $   213,000    $   326,000   $   509,000
                                                      ===========   ===========    ===========   ===========

NOTE 4 - Contingencies

Litigation

The Company was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc. Lumenis alleged that the Company had infringed on two of its patents. The Company filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, trade libel and anti-trust violations. The Company was a party to a license agreement (the "License Agreement"), which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000.

On November 25, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

In January and March 2004, the Company received $155,000 in technology fees and $26,000 in royalties, respectively, in connection with the terms of the settlement agreement, which is included in other income for the three and six month periods ended March 31, 2004.

Product liability

The Company is currently a defendant in three product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued in prior periods a loss contingency for these claims in the amount of $100,000 ($50,000 for each of the two claims), based on the deductible under the insurance policy. In another product liability lawsuit, the cost of defense has exceeded the insurance deductible that was accrued in prior periods. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

Licensing

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable. Sales of products covered by these licenses are presently not material. The Company has one license agreement with a competitor under which royalties have been waived. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company and have been assigned to the Company without royalty. The above patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.


NOTE 5 - Other Income

During the six months ended March 31, 2004, the Company settled litigation with Lumenis which resulted in a reduction of $88,000 previously accrued for royalties. In January and March 2004, the Company received $155,000 in technology fees and $26,000 in royalties, respectively, in connection with the terms of the above settlement, which is included in other income for the three and six month periods ended March 31, 2004 (see Note 4). The Company also received $53,000 from an insurance settlement for a damaged laser.

NOTE 6  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months and six months ended March 31, 2004 and March 31, 2003 are as follows:

                                       For the quarter ended March 31, 2004             For the quarter ended March 31, 2003

                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $   837,000   $   437,000   $ 1,274,000         $ 1,289,000   $    364,000    $ 1,653,000
   Cost of sales                          571,000        93,000       664,000             663,000        164,000        827,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           266,000       344,000       610,000             626,000        200,000        826,000

   Expenses:
   Selling, general and
     administrative                       389,000       151,000       540,000             448,000        132,000        580,000
   Reasearch and development               94,000            --        94,000              36,000             --         36,000
                                     ----------------------------------------        ------------------------------------------

   Income (loss) from operations      $  (217,000)  $   193,000       (24,000)        $   142,000   $     68,000        210,000
                                     ==========================                      ===========================
   Other:
     Interest income                                                    2,000                                                --
     Interest expense                                                  (6,000)                                           (7,000)
     Royalty income                                                    26,000                                             1,000
     Settlements and recoveries                                       155,000                                            29,000
     Income taxes                                                      (4,000)                                          (26,000)
                                                                 ------------                                      ------------
   Net income                                                     $   149,000                                       $   207,000
                                                                 ============                                      ============


                                      For the six months ended March 31, 2004           For the six months ended March 31, 2003

                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------

   Revenue                            $ 1,802,000   $   852,000   $ 2,654,000         $ 2,576,000   $   762,000   $   3,338,000

   Cost of sales                        1,035,000       333,000     1,368,000           1,297,000       392,000       1,689,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           767,000       519,000     1,286,000           1,279,000       370,000       1,649,000

   Expenses:
   Selling, general and
     administrative                       804,000       303,000     1,107,000             788,000       267,000       1,055,000
   Research and development               161,000            --       161,000             103,000            --         103,000
                                     ----------------------------------------        ------------------------------------------

   Income (loss) from operations      $  (198,000)  $   216,000        18,000         $   388,000   $   103,000         491,000
                                     ==========================                      ==========================
   Other:
    Interest income                                                     2,000                                             1,000
    Interest expense                                                  (19,000)                                          (13,000)
    Loss on disposal of equipment                                      (5,000)                                               --
    Royalty income                                                     26,000                                             2,000
    Settlements and recoveries                                        298,000                                            42,000
    Income taxes                                                       (4,000)                                          (26,000)
                                                                 ------------                                      ------------
   Net income                                                     $   314,000                                       $   497,000
                                                                 ============                                      ============

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2004 (unaudited) and March 31, 2003 were as follows:

                                           For the three months ended March 31,    For the six months ended March 31,

                                                 2004             2003                   2004             2003
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   96,000       $  557,000             $    189,000     $   996,000
  Delivery and disposable devices               741,000          732,000                1,613,000       1,580,000
 Service and rental                             437,000          364,000                  852,000         762,000
                                             -----------      -----------            ------------     -----------
        Total                                $1,274,000       $1,653,000             $  2,654,000     $ 3,338,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $   33,000       $  255,000             $     55,000     $   494,000
  Delivery and disposable devices               233,000          371,000                  712,000         785,000
 Service and rental                             344,000          200,000                  519,000         370,000
                                             -----------      -----------            ------------     -----------
        Total                                $  610,000       $  826,000             $  1,286,000     $ 1,649,000
                                             ===========      ===========            ============     ===========

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended March 31, 2004 decreased by $299,000 or 68% to $137,000 from $436,000 from the prior year three month period. Export sales during the six months ended March 31, 2004 decreased by $540,000 or 57% to $401,000 from $941,000 from the prior year six month period. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended March 31, 2004 and March 31, 2003 accounted for approximately 8% and 26% of the Company's total sales, respectively. Sales in foreign countries for the six months ended March 31, 2004 and March 31, 2003 accounted for approximately 15% and 17% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Six months       Six months
                ended March    ended March        ended March      ended March
                 31, 2004        31, 2003          31, 2004         31, 2003
               ------------    ------------      ------------     ------------
Asia            $    83,000    $   237,000       $    172,000     $    565,000
Europe               34,000         32,000            197,000          198,000
Latin America         9,000        159,000              9,000          161,000
Middle East           3,000          5,000             12,000           14,000
Other                 8,000          3,000             11,000            3,000
                ------------   ------------      -------------    ------------
                $   137,000    $   436,000       $    401,000     $    941,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three and six months ended March 31, 2004 and 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, "Revenue Recognition," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Tangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at March 31, 2004.

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

Stock-based Compensation

The Company accounts for its employee stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123.

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

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003:

During the quarter ended March 31, 2004, net revenues were $1,274,000 as compared to $1,653,000 for the same period of the previous year, a $379,000 or 23% decrease. This overall decrease was the result of lower laser sales during the current period. Lasers typically sell between $35,000 and $110,000, depending upon the type of laser. The number of lasers sold in a typical quarter during the past two years has ranged from one to six per quarter. Net sales from delivery and disposable devices increased by $9,000 or 1% to $741,000 in the current quarter from $732,000 in the same quarter of the prior year. Net sales from service and rental increased by $73,000 or 20% to $437,000 from $364,000 for the same quarters. This increase was primarily due to the growth of the Company's subsidiary MST, which is expanding its territory into other states.

Cost of sales during the quarter ended March 31, 2004 was 52% of net sales as compared to 50% of net sales during the quarter ended March 31, 2003.

Selling, general and administrative expenses decreased in the current quarter to $540,000 from $580,000 in the prior year quarter, a decrease of $40,000 or 7%. The decrease in selling, general and administrative expenses was primarilty the result of the following: decreases of $42,000 in bad debt expense, $36,000 in commissions expense due to a decrease in sales, $16,000 in adminstrative payroll and $13,000 in miscellaneous adminstration expenses offset by increases of $36,000 in depreciation expense, $17,000 in audit and tax preparation expense and $11,000 in rent expense. Research and development expenditures for the quarter ended March 31, 2004, increased $58,000 to $94,000 as compared to $36,000 in the quarter ended March 31, 2003. This increase was a result of Trimedyne increasing its efforts to develop new delivery systems and Holmium lasers.

Other income increased by $154,000 or 670% from $23,000 in the second quarter of fiscal 2003 to $177,000 in the second quarter of 2004. During the three months ended December 31, 2003, the Company settled litigation with a competitor which resulted in the receipt of $155,000 in technology fees and royalties of $26,000 during the current quarter offset by interest accrued on notes due to the CEO.

For the current quarter, the Company had net income of $149,000 or $0.01 per share, based on 14,576,541 basic weighted average number of common shares outstanding, as compared to net income of $207,000, or $0.02 per share, based on 13,729,760 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Six months ended March 31, 2004 compared to six months ended March 31, 2003:

During the six months ended March 31, 2004, net revenues were $2,654,000 as compared to $3,338,000 for the same period of the previous year, a $684,000 or 20% decrease. Net sales from lasers and accessories decreased by $774,000 or 23% to $1,802,000 during the six months ended March 31, 2004 from $2,576,000 in the the same period of the prior year. Export sales also decreased by $187,000 or 31% due to a reduction in laser sales in Asia and Latin America. Net revenues from delivery and disposable devices increased by $33,000 or 2% to $1,613,000 during the six months ended March 31, 2003 from $1,580,000 for the same period of the prior year. Net sales from service and rental increased by $90,000 or 11% to $852,000 from $762,000 for the same quarters in the prior year. This increase was primarily due to the growth of the Company's subsidiary MST, which is expanding its territory into other states.

Cost of sales remained relatively unchanged at 52% of net sales in the six months ended March 31, 2004 compared to 51% for the six months ended March 2003.

For the six months ended March 31, 2004, selling, general and administrative expenses totaled $1,107,000 as compared to $1,055,000 for the same period of the previous year, a $52,000 or 5% increase. This increase in selling, general and administrative expenses since the prior year period is the result of the following: the Company being named in an additional product liability lawsuit and accruing a charge of $50,000 representing the contingency for insurance deductible, a rent increase of $18,000 per the leasing contract of the Company's Irvine location, a $47,000 increase in salaries and wages due to the hiring of additional operations staff, the increase of insurance expense of $17,000, and an increase of repairs and maintenance of $23,000 and depreciation of $30,000 due to the purchase of additional assets for the Company's subsidiary, MST, all offset by reductions in bad debt expense of $42,000, commissions expense of $67,000, telephone expense of $13,000 and reductions in miscellaneous administration expenses of $10,000.

Research and development expenditures for the six months ended March 31, 2004, increased $58,000 or 56% to $161,000 from $103,000. The increase is primarily due to Trimedyne increasing its product development efforts which include the testing and research of new and current products, along with preparation of regulatory submissions.

Other income increased by $268,000 to $300,000 in the current six-month period from $32,000 in the six-month period of fiscal 2003. In November 2003, the Company settled litigation with Lumenis, Inc. which resulted in the reduction of $88,000 in the liability for royalties in the previous quarter ended December 31, 2003 and the receipt of $155,000 in technology fees and royalties of $26,000 during the current quarter ended March 31, 2004. During the previous year's quarter ended December 31, 2003 the Company also received $53,000 for an unrelated cash insurance settlement for a damaged laser. Other income was primarily offset by interest accrued on notes due to the CEO.

For the six months ended March 31, 2004, Trimedyne had net income of $314,000 or $0.02 per share, based on 14,523,859 basic weighted average number of common shares outstanding, as compared to a net income of $497,000, or $0.04 per share, based on 13,729,760 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, the Company had working capital of $2,815,000 compared to $1,549,000 at the end of the second quarter ending March 31, 2003. Cash increased by $103,000 to $1,449,000 from $1,346,000 at the fiscal year ending September 30, 2003. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the six months period ended March 31, 2004, net cash provided by consolidated operations was $109,000. Net cash used in investing activities was $55,000 primarily as a result of the purchase of additional fixed assets to support the continuing expansion of MST. Net cash provided by financing activities was $49,000 of which $69,000 was the result of stock options exercised offset by $20,000 in payments on debt. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

Part II
Other Information

Item 1. Legal Proceedings

The Company was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc. Lumenis alleged that the Company had infringed on two of its patents. The Company filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, trade libel and anti-trust violations. The Company was a party to a license agreement (the "License Agreement"), which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this license agreement in the amount of $88,000.

On November 25, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

In January and March 2004, the Company received $155,000 in technology fees and $26,000 in royalties, respectively, in connection with the terms of the settlement agreement, which is included in other income for the three and six month periods ended March 31, 2004.

The Company is currently a defendant in three product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued in prior periods a loss contingency for these claims in the amount of $100,000 ($50,000 for each of the two claims), based on the deductible under the insurance policy. In another product liability lawsuit, the cost of defense has exceeded the insurance deductible that was accrued in prior periods. Management is not accruing any additional pr ovision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.


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

Date:  May 24, 2004                   /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:  May 24, 2004                   /s/ Jeffrey S. Rudner
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

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2004; and

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

Date:  May 24, 2004

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

              b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2004; and

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

Date:  May 24, 2004

/s/ Jeffrey Rudner
------------------------