Form 10QSB
period 2004-06-30
TRIMEDYNE INC
filed 2004-08-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
JUNE 30, 2004                                                     0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at August 20, 2004
----------------------------                ------------------------------------
Common Stock, $.01 par value                          14,699,540 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

        ITEM 3.   Controls and Procedures                                 16

PART II.          Other Information                                       17

SIGNATURE PAGE                                                            18

CERTIFICATIONS                                                            19

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       June 30,
                                                                        2004
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $  1,323,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $86,000                                               1,094,000
  Inventories                                                         1,631,000
  Other                                                                 206,000
                                                                   -------------
   Total current assets                                               4,254,000

  Goodwill                                                              544,000
  Other assets                                                           55,000
  Property and equipment, net                                           405,000
                                                                   -------------
                                                                   $  5,258,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    528,000
  Accrued expenses                                                      470,000
  Deferred revenue                                                       74,000
  Accrued warranty                                                       38,000
  Income tax payable                                                     24,000
  Notes payable and current portion of long-term debt                   117,000
                                                                   -------------
    Total current liabilities                                         1,251,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             56,000
Long-term debt, net of current portion                                    6,000
                                                                   -------------

    Total liabilities                                                 1,513,000
                                                                   -------------

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,699,540 shares issued, 14,597,931
    shares outstanding                                                  148,000
  Capital in excess of par value                                     47,945,000
  Accumulated deficit                                               (43,635,000)
                                                                   -------------
                                                                      4,458,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   -------------

   Total stockholders' equity                                         3,745,000
                                                                   -------------

                                                                   $  5,258,000
                                                                   =============

           See accompanying notes to consolidated financial statements


                                                TRIMEDYNE, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                             June 30,                        June 30,
                                                        2004            2003             2004           2003
                                                    ------------   ------------     ------------   ------------
Net revenues                                        $  1,696,000   $  1,497,000     $  4,350,000   $  4,835,000
Cost of revenues                                         864,000        644,000        2,232,000      2,333,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           832,000        853,000        2,118,000      2,502,000

Operating expenses:
 Selling, general and administrative                     578,000        486,000        1,685,000      1,541,000
 Research and development                                 84,000         24,000          245,000        127,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              662,000        510,000        1,930,000      1,668,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                            170,000        343,000          188,000        834,000

Other income, net                                         13,000          5,000          313,000         37,000
                                                    ------------   ------------     ------------   ------------

Income before income taxes                               183,000        348,000          501,000        871,000

Provision for income taxes                                25,000         17,000           29,000         43,000
                                                    ------------   ------------     ------------   ------------

Net income                                          $    158,000   $    331,000    $     472,000   $    828,000
                                                    ============   ============     ============    ===========

Net income per share:
  Basic                                             $       0.01   $       0.03    $        0.03   $       0.06
                                                    ============   ============     ============   ============
  Diluted                                           $       0.01   $       0.02    $        0.03   $       0.06
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,597,876     13,147,760       14,548,428     13,147,760
                                                    ============   ============     ============   ============
   Diluted                                            15,360,536     13,729,760       15,346,349     13,729,760
                                                    ============   ============     ============   ============

                         See accompanying notes to consolidated financial statements.

                                                       4

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                              2004          2003
                                                                          -----------   -----------
Cash flows from operating activities:
   Net income                                                             $   472,000    $  828,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           189,000        80,000
      Loss from disposal of property and equipment                              5,000            --
      Changes in operating assets and liabilities:
      Trade accounts receivable                                              (457,000)       69,000
      Inventories                                                            (126,000)      361,000
      Other assets                                                             53,000      (126,000)
      Accounts payable                                                          4,000      (273,000)
      Accrued expenses                                                        (77,000)       96,000
      Deferred revenue                                                         15,000       (37,000)
      Accrued warranty                                                         (4,000)       17,000
      Accrued interest                                                         18,000        18,000
      Income taxes                                                             14,000            --
                                                                          ------------   -----------

      Net cash provided by operating activities                               106,000     1,033,000
                                                                          ------------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (83,000)      (10,000)
                                                                          ------------   -----------

Cash flows from financing activities:
   Excercise of stock options                                                  70,000            --
   Payments on debt                                                          (116,000)      (40,000)
                                                                          ------------   -----------

     Net cash provided by (used in) financing activities                      (46,000)      (40,000)
                                                                          ------------   -----------

Net (decrease) increase in cash and cash equivalents                          (23,000)      983,000
Cash and cash equivalents at beginning of period                            1,346,000       317,000
                                                                          ------------   -----------
Cash and cash equivalents at end of period                                $ 1,323,000    $1,300,000
                                                                          ============   ===========

Cash paid for interest and income taxes was insignificant in 2004 and 2003.

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2004 and the results of operations and its cash flows for the three and nine-month periods ended June 30, 2004 and 2003. Results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2004.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at June 30, 2004.

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

                                                                Three months ended          Nine months ended
                                                                      June 30,                  June 30,
                                                                 2004         2003           2004        2003
                                                              ---------    ---------      ---------   ---------
Net income, as reported                                       $ 158,000    $ 331,000      $ 472,000   $ 828,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                       (29,000)     (23,000)       (39,000)    (68,000)
                                                              ---------    ---------      ---------   ---------

Pro forma net income                                          $ 129,000    $ 308,000      $ 433,000   $ 760,000
                                                              =========    =========      =========   =========

Net income per share - basic:

  As reported                                                 $    0.01    $    0.03      $    0.03   $    0.06
                                                              =========    =========      =========   =========

  Pro forma                                                   $    0.01    $    0.02      $    0.03   $    0.06
                                                              =========    =========      =========   =========

Net income per share - diluted:

  As reported                                                 $    0.01    $    0.02      $    0.03   $    0.04
                                                              =========    =========      =========   =========

  Pro forma                                                   $    0.01    $    0.02      $    0.03   $    0.06
                                                              =========    =========      =========   =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                       Three months ended            Six months ended
                                           June 30,                      June 30,
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

NOTE 2 - Balance Sheet Items

                                                                      June 30,
                                                                        2004
                                                                    ------------
Inventories consist of the following:

   Raw material                                                     $   744,000
   Work-in-process                                                      511,000
   Finished goods                                                       376,000
                                                                    ------------
   Total inventory                                                  $ 1,631,000
                                                                    ============

Other current assets consist of the folowing:

   Prepaid insurance                                                $   195,000
   Other                                                                 11,000
                                                                    ------------
   Total other current assets                                       $   206,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,386,000
   Leasehold improvements                                               218,000
   Other                                                                194,000
                                                                    ------------
                                                                      2,798,000
Less accumulated depreciation and amortization                       (2,393,000)
                                                                    ------------
   Total property and equipment                                     $   405,000
                                                                    ============

Accrued expenses consist of the following:

   Loss contigency                                                  $    90,000
   Accrued compensation                                                 120,000
   Sales and use tax                                                     86,000
   Sublease deposit                                                      15,000
   Customer deposits                                                     61,000
   Accrued insurance                                                     35,000
   Accrued professional expenses                                         28,000
   Accrued commissions                                                   14,000
   Other                                                                 21,000
                                                                    ------------
   Total accrued expenses                                           $   470,000
                                                                    ============

NOTE 3 - Notes Payable and Long-term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured by
the related forklift.                                               $     9,000

Loan payable to vendor, bearng interest at 8.3% per annum:
principal and interest due monthly in equal installments of
$4,223 through July 2004. The loan is secured by the related
laser.                                                                    8,000

Notes payable to finance company, issued in conection with
financing certain insurance policies. The notes bear interest at 4.8% per annum and require monthly principal and interest
payments of $14,933 through January 2005.                               116,000
                                                                    ------------
                                                                        123,000
Less: current portion                                                    (6,000)
                                                                    ------------
Notes payable and long-term debt                                    $   117,000
                                                                    ============

NOTE 4 - Convertible Notes Due to Officer

At September 30, 2004, the Company had two outstanding senior convertible notes due to its chief executive officer. These
notes mature, with interest at 12% per annum, in February and
April 2007, and are convertible At prices of $0.40 and $0.50
per share.                                                          $   200,000
                                                                    ============

NOTE 5 - Earnings Per Share Information

Basic income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's senior convertible secured notes due to officer for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

                                                        Three months ended          Nine months ended
                                                            June 30,                   June 30,
                                                   --------------------------  --------------------------
                                                       2004          2003          2004          2003
                                                   ------------  ------------  ------------  ------------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share      14,597,876    13,147,760    14,548,428    13,147,760

 Effect of Dilutive Options                            287,660       107,000       322,921       107,000
 Effect of Senior Convertible Secured
   Notes due to Officer                                475,000       475,000       475,000       475,000
                                                   ------------  ------------  ------------  ------------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    15,360,536    13,729,760    15,346,349    13,729,760
                                                   ============  ============  ============  ============

Numerator

 Net income                                        $   158,000   $   331,000   $   472,000   $   828,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                          6,000         6,000        18,000        18,000
                                                   ------------  ------------  ------------  ------------

 Net income available to common shareholders       $   164,000   $   337,000   $   490,000   $   846,000
                                                   ============  ============  ============  ============


NOTE 6 - Contingencies

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

The Company received $155,000 in technology fees and $45,000 in royalties, respectively, in connection with the terms of the settlement agreement, which is included in other income for the nine month period ended June 30, 2004.

Product liability

The Company is currently a defendant in two product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued in prior periods a loss contingency for these claims in the amount of $100,000, based on the deductible under the insurance policy.

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

NOTE 7 - Other Income

During the nine months ended June 30, 2004, the Company settled litigation with Lumenis which resulted in a reduction of $88,000 previously accrued for royalties. The Company received $155,000 in technology fees and $45,000 in royalties, respectively, in connection with the terms of the above settlement, which is included in other income for the nine month period ended June 30, 2004 (see Note 6). The Company also received $53,000 from an insurance settlement for a damaged laser.

NOTE 8  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months and nine months ended June 30, 2004 and June 30, 2003 are as follows:

                                       For the quarter ended June 30, 2004             For the quarter ended June 30, 2003

                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $ 1,294,000   $   402,000   $ 1,696,000         $ 1,120,000   $    377,000    $ 1,497,000
   Cost of sales                          634,000       230,000       864,000             419,000        225,000        644,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           660,000       172,000       832,000             701,000        152,000        853,000

   Expenses:
   Selling, general and
     administrative                       452,000       126,000       578,000             346,000        140,000        486,000
   Reasearch and development               84,000            --        84,000              24,000             --         24,000
                                     ----------------------------------------        ------------------------------------------

   Income from operations             $   124,000  $     46,000       170,000         $   331,000   $     12,000        343,000
                                     ===========================                      ===========================
   Other:
     Interest income                                                    2,000                                                --
     Interest expense                                                  (8,000)                                           (7,000)
     Royalty income                                                    19,000                                             1,000
     Settlements and recoveries                                            --                                            11,000
     Income taxes                                                     (25,000)                                          (17,000)
                                                                 ------------                                      ------------
   Net income                                                     $   158,000                                       $   331,000
                                                                 ============                                      ============


                                      For the nine months ended June 30, 2004        For the nine months ended June 30, 2003

                                                     Service and                                    Service and
                                        Products        Rental        Total             Products       Rental          Total
                                     ----------------------------------------        ------------------------------------------

   Revenue                            $ 3,096,000   $ 1,254,000   $ 4,350,000         $ 3,696,000   $ 1,139,000   $   4,835,000

   Cost of sales                        1,488,000       744,000     2,232,000           1,716,000       617,000       2.333,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                         1,608,000       510,000     2,118,000           1,980,000       522,000       2,502,000

   Expenses:
   Selling, general and
     administrative                     1,256,000       429,000     1,685,000           1,134,000       407,000       1,541,000
   Research and development               245,000            --       245,000             127,000            --         127,000
                                     ----------------------------------------        ------------------------------------------

   Income from operations             $   107,000  $     81,000       188,000         $   719,000   $   115,000         834,000
                                     ==========================                      ==========================
   Other:
    Interest income                                                     4,000                                             1,000
    Interest expense                                                  (27,000)                                          (20,000)
    Loss on disposal of equipment                                      (5,000)                                               --
    Royalty income                                                     45,000                                             3,000
    Settlements and recoveries                                        296,000                                            53,000
    Income taxes                                                      (29,000)                                          (43,000)
                                                                 ------------                                      ------------
   Net income                                                     $   472,000                                       $   828,000
                                                                 ============                                      ============

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) were as follows:

                                      For the three months      For the nine months
                                         ended June 30,            ended June 30,
                                       2004         2003         2004         2003
                                    ----------   ----------   ----------   ----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories   $  406,000   $  240,000   $  595,000   $1,226,000
  Delivery and disposable devices      888,000      880,000    2,501,000    2,470,000
  Service and rental                   402,000      377,000    1,254,000    1,139,000
                                    ----------   ----------   ----------   ----------
        Total                       $1,696,000   $1,497,000   $4,350,000   $4,835,000
                                    ==========   ==========   ==========   ==========
Gross profit
 Products:
  Laser equipment and accessories   $  155,000   $  175,000   $  200,000   $  632,000
  Delivery and disposable devices      505,000      526,000    1,408,000    1,348,000
  Service and rental                   172,000      152,000      510,000      522,000
                                    ----------   ----------   ----------   ----------
        Total                       $  832,000   $  853,000   $2,118,000   $2,502,000
                                    ==========   ==========   ==========   ==========

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Export sales during the three months ended June 30, 2004 increased by $219,000 or 89% to $466,000 from $247,000 from the prior year three month period. Export sales during the nine months ended June 30, 2004 decreased by $321,000 or 27% to $867,000 from $1,188,000 from the prior year nine month period. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

Sales in foreign countries for the quarters ended June 30, 2004 and June 30, 2003 accounted for approximately 10% and 16% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2004 and June 30, 2003 accounted for approximately 20% and 25% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months      Nine months       Nine months
                ended June      ended June        ended June       ended June
                 30, 2004        30, 2003          30, 2004         30, 2003
               ------------    ------------      ------------     ------------
Asia            $   325,000    $   169,000       $    497,000     $    734,000
Europe              131,000         40,000            328,000          238,000
Latin America         5,000         25,000             14,000          186,000
Middle East           5,000         13,000             17,000           27,000
Other                    --             --             11,000            3,000
                ------------   ------------      -------------    ------------
                $   466,000    $   247,000       $    867,000     $  1,188,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three and six months ended June 30, 2004 and 2003.

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

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003:

During the quarter ended June 30, 2004, net revenues were $1,696,000 as compared to $1,497,000 for the same period of the previous year, a $199,000 or 13% increase. Net sales from lasers and accessories increased by $166,000 or 69% to $406,000 during the three months ended June 30, 2004 from $240,000 in the the same period of the prior year. Net sales from delivery and disposable devices increased by $8,000 or 1% to $888,000 in the current quarter from $880,000 in the same quarter of the prior year. Net sales from service and rental increased by $25,000 or 6% to $402,000 from $377,000 for the same quarters. This increase was primarily due to the growth of the Company's subsidiary MST, which is expanding its territory. Export sales increased by $219,000 or 89% due to an increase in laser sales in Asia and Europe.

Cost of sales during the quarter ended June 30, 2004 was 51% of net revenues as compared to 43% of net revenues during the quarter ended June 30, 2003. The increase of cost of goods was largely due to slightly lower selling prices for lasers, a higher proportion of new lasers being sold, versus older, partially amortized units, and the cost of expanding operations of the Company's wholly owned laser rental subsidiary, which is expected to result in increased revenues in the future.

Selling, general and administrative expenses increased in the current quarter to $578,000 from $486,000 in the prior year quarter, an increase of $92,000 or 19%. The increase in selling, general and administrative expenses was primarilty the result of the following: $9,000 in commissions expense due to a increase in sales, $26,000 in adminstrative payroll, $10,000 in telephone expense, $28,000 in depreciation expense, $15,000 in audit and tax preparation expense and $10,000 in rent expense. Research and development expenditures for the quarter ended June 30, 2004, increased $60,000 to $84,000 as compared to $24,000 in the quarter ended June 30, 2003. This increase was a result of Trimedyne increasing its efforts to develop new delivery systems and Holmium lasers.

Other income increased by $8,000 or 160% in the third quarter of fiscal 2003 from $5,000 in the second quarter of 2004. During the three months ended December 31, 2003, the Company settled litigation with a competitor which resulted in the receipt of royalties of $19,000 during the current quarter offset by interest accrued on notes due to the CEO.

For the current quarter, the Company had net income of $158,000 or $0.01 per share, based on 14,597,896 basic weighted average number of common shares outstanding, as compared to net income of $331,000, or $0.03 per share, based on 13,147,760 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2004 compared to nine months ended June 30, 2003:

During the nine months ended June 30, 2004, net revenues were $4,350,000 as compared to $4,835,000 for the same period of the previous year, a $485,000 or 10% decrease. Net sales from lasers and accessories decreased by $631,000 or 51% to $595,000 during the nine months ended June 30, 2004 from $1,226,000 in the the same period of the prior year. Net revenues from delivery and disposable devices increased by $31,000 or 1% to $2,501,000 during the nine months ended June 30, 2003 from $2,470,000 for the same period of the prior year. Net sales from service and rental increased by $115,000 or 10% to $1,254,000 from $1,139,000 for the same quarters in the prior year. This increase was primarily due to the growth of the Company's subsidiary MST, which is expanding its territory. Export sales during the nine months ended June 30, 2004 decreased by $321,000 or 27% to $867,000 from $1,188,000 from the prior year nine month period.

Cost of sales increased 3% to 51% of net revenues in the nine months ended June 30, 2004 compared to 48% for the nine months ended March 2003. The increase of cost of goods was largely due to slightly lower selling prices for lasers, a higher proportion of new lasers being sold, versus older, partially amortized units, and the cost of expanding operations of the Company's wholly owned laser rental subsidiary, which is expected to result in increased revenues in the future.

For the nine months ended June 30, 2004, selling, general and administrative expenses totaled $1,685,000 as compared to $1,541,000 for the same period of the previous year, a $144,000 or 9% increase. This increase in selling, general and administrative expenses since the prior year period is the result of the following: the Company being named in an additional product liability lawsuit and accruing a charge of $50,000 representing the contingency for insurance deductible, a rent increase of $32,000 per the leasing contract of the Company's Irvine location, a $47,000 increase in salaries and wages due to the hiring of additional operations staff, the increase of insurance expense of $18,000, and depreciation of $55,000 due to the purchase of additional assets for the Company's subsidiary, MST, all offset by reductions in bad debt expense of $34,000, sales and marketing expense of $16,000, and reductions in miscellaneous administration expenses of $13,000.

Research and development expenditures for the nine months ended June 30, 2004, increased $118,000 or 92% to $245,000 from $127,000. The increase is primarily due to Trimedyne increasing its product development efforts which include the testing and research of new and current products, along with preparation of regulatory submissions.

Other income increased by $276,000 to $313,000 in the current nine-month period from $37,000 in the nine-month period of fiscal 2003. In November 2003, the Company settled litigation with Lumenis, Inc. which resulted in the reduction of $88,000 in the liability for royalties in the previous quarter ended December 31, 2003 and the receipt of $155,000 in technology fees and the receipt of royalties of $45,000 during the nine months ended June 30, 2004. During the previous year's quarter ended December 31, 2003 the Company also received $53,000 for an unrelated cash insurance settlement for a damaged laser. Other income was primarily offset during both periods by interest accrued on notes due to the CEO.

For the nine months ended June 30, 2004, Trimedyne had net income of $472,000 or $0.03 per share, based on 14,548,428 basic weighted average number of common shares outstanding, as compared to a net income of $828,000, or $0.06 per share, based on 13,147,760 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, the Company had working capital of $3,003,000 compared to $1,891,000 at the end of the third quarter ending June 30, 2003. Cash decreased by $23,000 to $1,323,000 from $1,346,000 at the fiscal year ending September 30, 2003. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the nine months period ended June 30, 2004, net cash provided by consolidated operations was $106,000. Net cash used in investing activities was $83,000 primarily as a result of the purchase of additional fixed assets to support the continuing expansion of MST. Net cash used by financing activities was $46,000 of which $70,000 was the result of stock options exercised offset by $116,000 in payments on debt. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

The Company received $155,000 in technology fees and $26,000 in royalties, respectively, in connection with the terms of the settlement agreement, which is included in other income for the nine month periods ended June 30, 2004.

The Company is currently a defendant in two product liability lawsuits. These cases relate to injuries that occurred in connection to medical procedures in which the Company's lasers were used. All of these cases are currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued in prior periods a loss contingency for these claims in the amount of $100,000, based on the deductible under the insurance policy

Item 2. Changes in Securities
        None

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

Date:  August 18, 2004                   /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      President and
                                      Chief Executive Officer

Date:  August 18, 2004                   /s/ Jeffrey S. Rudner
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

              (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2004; and

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

Date:  August 18, 2004

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

              b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2004; and

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

Date:  August 18, 2004

/s/ Jeffrey Rudner
------------------------