Form 10KSB
period 2004-09-30
TRIMEDYNE INC
filed 2005-01-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004         COMMISSION FILE NO. 0-10581

                             ----------------------

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year were: $5,973,000.

The aggregate market value of voting stock held by non-affiliates of registrant on January 11, 2004 based upon the closing price of the common stock on such date was approximately $8,177,641.

As of January 12, 2005, there were outstanding 14,602,931 shares of registrant's Common Stock.

                                   TABLE OF CONTENTS

PART I
ITEM 1.    BUSINESS...............................................................    3
               General  ..........................................................    3
               Orthopedics, Urology and Other Surgical Specialties................    4
               Cardiodyne.........................................................    4
               New Products.......................................................    5
               License Agreements ................................................    5
               Research and Development ..........................................    5
               Manufacturing, Supply Agreements ..................................    5
               Marketing .........................................................    5
               Government Regulation .............................................    6
               Investigational Device Exemptions..................................    6
               510(k) Premarket Notification .....................................    6
               Premarket Approval ................................................    7
               Inspection of Plants ..............................................    7
               State Regulation ..................................................    7
               Insurance Reimbursement ...........................................    8
               Cost of Compliance and Other Applicable Regulations ...............    8
               Employees .........................................................    8
               Patents and Patent Applications ...................................    8
               Competition .......................................................    9
               Insurance .........................................................    9
               Foreign Operations ................................................    9
ITEM 2.    PROPERTIES ............................................................    9
ITEM 3.    LITIGATION ............................................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   10

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   11
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF
               OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION....................   12
ITEM 7.    FINANCIAL STATEMENTS...................................................  F-1
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...............................................   14
ITEM 8A.   CONTROLS AND PROCEDURES................................................   15
ITEM 8B.   OTHER INFORMATION......................................................   15

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................   16
ITEM 10.   EXECUTIVE COMPENSATION ................................................   17
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........   18
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   19
ITEM 13.   EXHIBITS...............................................................   19
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................   20


                                           2

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2005.

GENERAL

Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers for use in surgical procedures. The Company also develops, manufactures and markets a variety of proprietary, disposable and reusable fiber-optic laser energy delivery devices for use with its lasers in orthopedics (diskectomy, disc decompression and endoscopic foraminoplasty procedures to treat herniated and ruptured lumbar, thoracic and cervical discs), arthroscopy (to treat damage in joints), urology (for ablation and resection of the prostrate and for fragmentation of stones in the kidney, ureter, and bladder), ear, nose and throat (ENT) surgery (sinus surgery), and other procedures in gynecology, gastrointestinal (GI) surgery, general surgery and other medical specialties.

The Company is also engaged in the development of new proprietary, reusable and disposable laser devices for use in minimally invasive procedures in urology, gynecology, GI surgery and other surgical applications. The Company believes its new laser delivery devices may have advantages over laser devices made by others and conventional surgical devices in the aforementioned fields.

The Company is also seeking marketing or distribution arrangements with established companies in the orthopedics, urology, gynecology and GI surgery fields. There is no assurance the Company will be able to secure any such arrangements.

In November 2000, The Company acquired Mobile Surgical Technologies, Inc. ("MST"), a Dallas, Texas-based company that provides lasers and other equipment with trained operators to hospitals, outpatient surgery centers and physicians on a "fee per case" basis in the Southwestern United States, which business is being expanded by the Company.

Net revenue of the Company in the fiscal year ended September 30, 2004 decreased 7.5% to $5,973,000 from $6,459,000 for the prior year, largely due to fewer sales of lasers. Since lasers carry a significant sales price, fluctuation in laser sales can affect revenues disproportionately compared to sales of reusable and disposable devices.

The Company had net income of $1,001,000 or $0.07 per basic share in fiscal 2004, compared to net income of $1,033,000 or $0.07 per basic share in fiscal 2003, despite having a decrease in revenues of 7.5% during fiscal 2004 versus 2003.

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

The Company's working capital at September 30, 2004 was $3,529,000. The Company has operated profitably for the past two years, and management believes the Company will be able to operate as a going concern for the foreseeable future. However, the Company may require additional working capital in the future to develop new products and to maintain revenues. (See "Management's Discussion and Analysis of Consolidated Results of Operations and Consolidated Financial Condition" herein).

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

ORTHOPEDICS, UROLOGY AND OTHER SURGICAL SPECIALTIES

Holmium "cold" lasers, which generate very short, extremely powerful pulses of laser energy, are able to cut and vaporize tissue without significant thermal damage to surrounding areas. Such lasers are expected to have advantages over continuous wave "thermal" lasers in certain surgical applications, particularly when used in tissues such as cartilage, which can be irreparably damaged by heat, or near heat sensitive blood vessels or nerves. Also, tiny optical fibers permit laser energy to be delivered into spaces too small to accommodate conventional surgical instruments. During the past four years, the Company's sales of Holmium lasers in arthroscopy have declined, due to the introduction of lower priced radio frequency ("RF") devices by competitors.

The Company's Holmium lasers are used in urology to vaporize or resect prostate tissue and in lithotripsy for fragmentation of urinary stones in the kidney, ureter and bladder. The Company's Holmium lasers are able to fragment stones of any color, composition or hardness. The Company also manufactures and sells optical fibers for use in lithotripsy.

The Company's Holmium lasers are also used in orthopedics for decompression of herniated lumbar (lower back) spinal disks ("laser diskectomy") to treat lower back, leg and neck pain. In a laser diskectomy procedure, a proprietary side-firing needle containing an optical fiber is inserted into the spinal disk, either under x-ray guidance or through an endoscope, and laser energy is used to vaporize and contract (shrink) a portion of the disk, relieving the pressure of the disk on the nerves of the spinal column. According to published studies, Holmium Laser use in diskectomy has been successful in relieving the pain in up to 91% of the cases treated.

In November 2000, the Company received clearance from the Federal Drug Administration ("FDA") to market its Holmium Lasers and laser devices for use in endoscopic laser foraminoplasty, a minimally invasive, endoscopic procedure in which the laser is used to create an opening into the foraminal space in the spine, enabling the surgeon to see the disc and nerves. Laser energy then is transmitted through the Company's proprietary, side-firing laser needle to vaporize disc tissue that is pressing on the nerves in the spine, causing pain. In September 2003, the Company received clearance from the FDA to market its laser devices in diskectomy procedures to treat herniated and ruptured thoracic (upper back) and cervical (neck) discs.

In addition to its 80 watt Holmium laser, the Company plans to introduce a smaller 20 watt Holmium laser in 2005 for use in lithotripsy, disk decompression, ENT surgery, general surgery, gynecology and gastrointestinal surgery.

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

The Company plans to develop several new, disposable, fiber-optic laser energy delivery devices for use in new minimally invasive procedures in urology, gynecology, gastrointestinal surgery and ENT surgery, which the Company believes will offer advantages over surgery and other competing technologies. In 2005, the Company plans to introduce small, less expensive Diode (solid state) lasers for use with certain of its new laser devices for use in urology, gynecology, ENT surgery and GI surgery. There is no assurance the new fiber-optic devices or lasers to be developed by the Company will be completed on a timely basis, as the Company is devoting only limited resources to this effort, or that they will be cleared for sale by the FDA or can be successfully marketed. The Company has been issued U.S. patents covering certain of its proposed new fiber-optic devices and has filed patent applications covering others.

LICENSE AGREEMENTS

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable. Sales of products covered by these licenses are presently not material. The Company has two license agreements with a competitor under which royalties were payable by the Company, one of which terminated on September 30, 2000 and management believes that any royalties under the other will be waived by the owner. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company and have been assigned to the Company without royalty. The Company's patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2004, an aggregate of $48,092,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $319,000 and $185,000 was expended during the fiscal years ended September 30, 2004 and 2003, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

The Company believes that it has adequate engineering, design and manufacturing facilities (see "Properties" herein).

The Company has supply agreements with several vendors for components and materials used in the production of its products. However, the Company has no long-term volume commitments. The materials used in the Company's products, consisting primarily of certain plastics, optical fibers, lenses, various metal alloys, lasers and laser assemblies and components used in the manufacture of its lasers are, in most cases, available from several vendors. The Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead time when procuring certain materials and supplies. Where the Company is currently using only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as several hundred outpatient surgery centers. The Company's proposed new products (see "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups that are presently marketed for its lasers and related devices. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2004, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 6 independent sales entities with approximately 25 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President of Sales and a Marketing Director.

The Company intends in the future to increase the number of domestic sales representatives and appoint additional distributors in foreign countries for the purpose of expanding sales of the Company's products. There is no assurance that the Company will be able to enter into marketing arrangements with any sales persons or distributors, as the Company is devoting limited resources to these activities, or that the Company will be able to maintain its existing selling arrangements.

GOVERNMENT REGULATION

All of the Company's products are, and will in the future, be subject to extensive governmental regulation and supervision, principally by the FDA and comparable agencies in other countries. The FDA regulates the introduction, advertising, manufacturing practices, labeling and record keeping of all drugs and medical devices. The FDA has the power to seize adulterated or misbranded devices, require removal of devices from the market, enjoin further manufacture or sale of devices, and publicize relevant facts regarding devices.

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

There is no assurance that required PMA approvals or 510(k) clearances for new products can be obtained or that PMA approvals or 510(k) clearances for the Company's present products can be maintained. The failure to maintain PMA approvals and 510(k) clearances for existing products or to obtain needed PMA approvals or 510(k) clearances for new products might have a material adverse effect on the Company's future operations.

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. Subsequently, the Company's manufacturing facility was inspected by the FDA in October 2003. The Company believes it is in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

INSURANCE REIMBURSEMENT

To permit the users of the Company's products to obtain reimbursement under Federal health care programs such as Medicare, the Company may be required to demonstrate, in an application to the Centers for Medicare and Medicaid Services ("CMS"), at either the state or federal level or both, the safety and efficacy of its products and the benefit to patients therefrom which justify the cost of such treatment. Criteria for demonstrating such benefits are in the process of definition by CMS, and there does not yet exist a clear method or requirement to receive approval for reimbursement. There is no assurance that such an application, if made, will be approved by CMS. Most private health insurance companies and state health care programs have standards for reimbursement similar to those of CMS. If an application for reimbursement of a product is not approved by CMS, private insurers and/or health care programs, marketing of such product would be adversely affected.

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

EMPLOYEES

On September 30, 2004, the Company had 50 full-time employees, of whom eleven were employed by MST. Of the remainder, twenty-seven were engaged in production and engineering, two in sales and marketing, and ten in general and administrative functions. On September 30, 2004, the Company had seven part-time employees, one of whom was employed by MST. Of the remainder, five were engaged in production and one in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2004, the Company owned or had licenses to nineteen U.S. patents, three foreign patents, twelve U.S. patent applications and 6 foreign patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

COMPETITION

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Medtronic, Inc., Johnson & Johnson, Boston Scientific, Inc., Lumenis, Inc., Laserscope, Inc., ACMI, Inc. and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are: Photomedex, Inc., Convergent, Inc. and others, certain of which are publicly held.

INSURANCE

The Company has a commercial general liability insurance policy, including an umbrella policy, providing coverage in the aggregate amount of $5,000,000 and a products liability insurance policy providing coverage in the amount per occurrence of $5,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability. The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

FOREIGN OPERATIONS

In fiscal 2004, sales of products in foreign countries accounted for approximately 22% of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at a rental of approximately $44,000 per month through March 2006. The Company subleased approximately 8,800 square feet of this facility to an unaffiliated third party health management company at a monthly rental of $14,990. This sublease arrangement terminated on June 30, 2004.

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1,563 per month through August 2007.

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

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

The Company received $155,000 in technology fees and $60,000 in royalties, respectively, in connection with the terms of the Settlement Agreement, which is included in other income for the year ended September 30, 2004.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued $50,000 for this claim based on the deductible under the insurance policy.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2004, no matters were submitted to a vote of securities holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. MARKET INFORMATION

The Company's Common Stock has been traded on the NASDAQ system in the over-the-counter market since April 13, 1982. From August 12, 1986 to November 18,2003, the Company's stock was quoted on the NASDAQ National Market or Small Cap Market System under the symbol "TMED". Since November 18, 2002, the Company's Common Stock has been quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years.

2003                                       High              Low
----                                       ----              ----
Quarter ended:
December 31, 2002                          0.14              0.12
March 31, 2003                             0.20              0.20
June 30, 2003                              0.57              0.57
September 30, 2003                         0.86              0.80

2004                                       High              Low
----                                       ----              ----
Quarter ended:
December 31, 2003                          1.95              0.76
March 31, 2004                             1.40              1.10
June 30, 2004                              1.25              0.83
September 30, 2004                         0.88              0.51

    B. HOLDERS OF COMMON STOCK

As of September 30, 2004, there were approximately 1,000 holders of record of the Company's Common Stock and an additional estimated 9,000 holders who maintain the beneficial ownership of their shares in "Street Name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND CONSOLIDATED FINANCIAL CONDITION

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined by Regulation S-B Section 303.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We recognize revenue when the title and risk of ownership have passed to the buyer. In making that assessment, pervasive evidence that an agreement must exist, the products have been shipped, the prices are fixed and determinable and not subject to refund or adjustment, and collection of the amount are reasonably assured. We use purchase orders for the sale of lasers and related disposable systems which is customary in our business. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2004 and 2003, were less than one percent of revenues.

INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined principally by use of the average-cost method, which approximates the first-in, first-out ("FIFO") method including material, labor and factory overhead. We write down our inventory for estimated obsolescence equal to the salvage value of the obsolete inventory. Product obsolescence may be caused by changes in technology discontinuance of a product line, replacement products in the marketplace or other competitive situations. At the end of fiscal 2004, we discarded in excess of $309,000 of inventories which had no carrying value because of prior writedowns we recorded. We maintain approximately $308,000 of inventories at September 30, 2004, which are considered slow moving or obsolete, which have been reduced to estimated net realizable value.

Based upon management's review of the Company's inventories at September 30, 2004, which considered the inventory turn rates and projected future usages, management concluded that the inventory reserve, which was primarily a general reserve, required an adjustment to reduce the inventory reserve by $290,000. As a result, during the fourth quarter of the year ended September 30, 2004, the Company reversed $290,000 of this reserve, which resulted in decreasing cost of sales and increasing income before taxes by that amount.

GOODWILL AND OTHER INTAGIBLES

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on October 1, 2002. As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-KSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.

Risks and Uncertainties

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

Consolidated Results of Operations Fiscal Years 2004 and 2003

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2004 and 2003

Year Ended September 30,

                                                    2004          2003
                                                    -----         -----
Net revenues                                        100.0%        100.0%
Cost of goods sold                                   46.1          48.0
Selling, general and administrative                  36.8          32.9
Research and development expenses                     5.3           2.8
Interest expense                                      0.6           0.5
Other income                                          6.1           0.5
Income taxes                                          0.5           0.1
Net income                                           16.8          15.9

NET REVENUES

Net revenues decreased $486,000 or 7.5% in fiscal 2004 to $5,973,000 from $6,459,000 in fiscal 2003, largely due to competitive pressures on prices resulting in lower unit sales of lasers. Net revenues from service and rental increased by $175,000 or 10.9% primarily due to increased sales generated by our subsidiary, MST. International export revenues decreased to $1,298,000 for fiscal 2004 from $1,691,000 for fiscal 2003. This decrease was primarily due to continuing competition in foreign markets.

COST OF GOODS SOLD

Cost of goods sold in fiscal 2004 was approximately 46.1% of net revenues, compared to 48.0% in fiscal 2003. The decrease was primarily due to an adjustment to reduce the Company's general reserve for slow moving and obsolete inventory which was previously recorded. Based upon management's review of the Company's inventories at September 30, 2004, which considered the inventory turn rates and projected future usages, management concluded that the reserve on inventories, which was primarily a general reserve, required an adjustment to reduce the inventory reserve by $290,000. As a result, during the fourth quarter for the year ended September 30, 2004, the Company reversed $290,000 of this reserve, which resulted in decreasing cost of sales for the fiscal year ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 2.8% to $2,200,000 in fiscal 2004, compared to $2,130,000 in fiscal 2003. The $70,000 increase in fiscal 2004 is primarily attributed to an increase in staff.

RESEARCH AND DEVELOPMENT EXPENSES (R&D)

R&D expenses were $319,000 in fiscal 2004, compared to $185,000 in fiscal 2003. R&D as a percentage of net revenues increased to 5.3% of net revenues in fiscal 2004 as compared to 2.9% in fiscal year 2003. R&D spending in fiscal 2004 was higher as the Company increased its product development efforts and staff.

OTHER INCOME AND EXPENSE

Interest income was $6,000 in fiscal 2004 compared to $1,000 in fiscal 2003. The levels of cash available for investment in interest bearing securities were $1,683,000 and $1,346,000 as of September 30, 2004 and 2003, respectively. The increase in interest income was due to the Company maintaining an increased amount of funds in interest bearing investments along with higher interest rates in fiscal 2004. Income from royalties increased to $60,000 or 2,000% in fiscal 2004 from $3,000 in fiscal 2003. This increase was due to royalties received from Lumenis, Inc., based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers, as stipulated in a settlement agreement entered into on November 17, 2003 between the Company and Lumenis, Inc. During the current fiscal year the Company also received $155,000 in technology fees along with a reduction of $88,000 previously accrued for royalties as stipulated in the settlement agreement with Lumenis, Inc. The Company also received $53,000 from an insurance settlement for a damaged laser.

NET INCOME

As a result of the above, net income in fiscal 2004 was $1,001,000, compared to a net income of $1,033,000 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In 2004, net cash provided by operating activities was $447,000. Net cash used by investing activities was $157,000 in fiscal 2004, compared to net cash used of $90,000 in fiscal 2003. The increase in cash used in investing activities in fiscal 2004 was due to the Company's purchase of fixed assets primarily to support MST. Net cash provided by financing activities was $47,000, of which $70,000 was the result of stock options exercised and $204,000 in borrowings on notes payable offset by $227,000 in payments on debt.

Liquidity

At September 30, 2004, the Company had working capital of $3,529,000 compared to $2,360,000 at the end of the previous fiscal year ending September 30, 2003. Cash increased by $337,000 to $1,683,000 from $1,346,000 at the fiscal year ending September 30, 2003. We believe our existing working capital will be sufficient to meet our operating needs for at least the next twelve months. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to our chief executive officer (the "Notes") which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by Item 7 of this report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Accounting Officer ("CAO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the year ended September 30, 2004. Based on those evaluations, as of the evaluation date, our CEO, President and CAO believe:

         i) That our controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CAO, as appropriate to allow timely decisions regarding required disclosures; and

         ii)      That our disclosure controls and procedures are effective.

b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 8B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             79               Chairman and CEO

Glenn D. Yeik              37               President, COO, and Director

Brian T. Kenney            48               V.P. - Global Sales and Marketing

Richard F. Horowitz        64               Secretary and Director

Donald Baker               75               Director

Robert Crutchfield         47               Director

MARVIN P. LOEB has been a director of our Company since 1980, Chairman of the Board since March 1981, Chief Executive Officer from April 1991 to November 2000 and since July 2001. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned subsidiary of the Company) since May 1992. Since May 1986, he has been Chairman and a director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company engaged in the development of a feminine hygiene product. From 1979 to 2001 he was a director of Automedix Sciences, Inc., (now COMC, Inc., a publicly held company in the voice and data telecommunications business). From 1980 to 1999, Mr. Loeb was a director of Contracap, Inc. (now eTravel Serve, Inc., an inactive publicly-held, internet travel service. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

GLENN D. YEIK has been our President and Chief Operating Officer since September 2003. Before that, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

BRIAN T. KENNEY has been our Vice President of Sales and Marketing since January 2000. Mr. Kenney had been our Director of International Sales from January 1999 to January 2000. Before joining Trimedyne, Mr. Kenney held sales and sales management positions with Exogen, a division of Smith & Nephew from April 1996 to November 1999, U.S. Surgical Corporation from January 1982 to December 1984, Stryker Corporation/Endoscopy Division from May 1988 to December 1992, and Surgical Laser Technologies from January 1993 to February 1996. Mr. Kenney is a graduate of the University of Oklahoma with a Bachelors Degree in Business Administration in Marketing and Finance.

RICHARD F. HOROWITZ has been a director of our Company since April 1983, and Secretary since July 2001. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He was a director of Automedix Sciences, Inc. (now COMC, Inc.) from November 1988 until 1999 and he has been a director of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 40 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Mr. Horowitz is a graduate of Columbia College and holds a J.D. degree from Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

DONALD BAKER has been a director of our Company since May 1983. He also has been a director of Cardiodyne, Inc. since August 1996. Mr. Baker retired after 39 years as a partner of the law firm of Baker & McKenzie. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker was a Director of the management committee of the Mid-America Committee of Chicago for many years, a director of various medical technology companies and is currently on the board of Cardiomedics, Inc., of Irvine, CA. He is a member of the Chicago and American Bar Associations.

ROBERT L. CRUTCHFIELD has been a director of our company since September 2004. He has been President of Crutchfield & Associates, a consulting firm since August 2004. Prior thereto, he was Vice President of New Ventures of Cardinal Health, Inc. from February 2003 to July 2004, having founded and serving as President of Surgical Innovations and Services, Inc. ("SIS") from 1995 to 2000, when it merged with Surgical Laser Technologies, Inc. ("SLT"), after which he continued to serve as President of SIS and Vice President of Sales, Marketing and New Business Development of SLT until January 2003. He holds B.S. degrees in Political Science and Chemistry from the University of Georgia.

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the fiscal years ended September 30, 2001 through September 30, 2004 to our Executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2004:

                                                               Compensation
                                               Annual          ------------
                                           Compensation (1)     Securities
                                         --------------------   Underlying    All Other
Name of Individual                         Salary      Bonus      Options    Compensation
and Principal Position            Year       $           $       $ Shares)      ($)(2)
-------------------------------   ----   ----------   -------   -----------  ------------
Marvin P. Loeb.................   2004   $ 115,000     $ 0              0      $  2,939
  Chairman of the Board, and      2003     150,000       0              0        17,305
  Chief Executive Officer         2002           0       0        230,000         8,558

Glenn D. Yeik..................   2004     150,000       0              0         8,795
  President, and                  2003     130,415       0        103,579        12,578
  Chief Operations Officer        2002     116,114       0         30,000         8,272

Brian T. Kenney, V.P...........   2004     133,425       0              0         7,878
                                  2003     126,807       0         20,000         9,437
                                  2002     113,591       0         20,000         7,886
---------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the name of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, by each director of the Company, by each named executive officer, and by all directors and executive officers as a group, the number of shares beneficially owned by such persons as of June 30, 2003 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.

                         NAME AND ADDRESS              AMOUNT AND NATURE OF       PERCENT OF CLASS
TITLE OF CLASS          OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP         OUTSTANDING*
--------------          -------------------            --------------------       -----------------
                   MAJOR SHAREHOLDER
                   -----------------
Common Stock       Marvin P. Loeb, Chairman (1)              2,672,114                   18.5%
$.01 Par Value     15091 Bake Parkway
                   Irvine, CA 92618

                   DIRECTORS AND EXECUTIVE OFFICERS
                   --------------------------------
                   Donald Baker, Director (2)                   90,000                       *
                   544 Earlston Road
                   Kenilworth, IL 60043

                   Richard Horowitz, Secy. & Dir. (2)           90,000                       *
                   Heller, Horowitz & Feit, P.C.
                   292 Madison Avenue
                   New York, New York 10017

                   Glenn D. Yeik, Pres. COO (3)(5)             236,465                    1.3%

                   Brian T. Kenney, V.P. (4)(5)                135,000                       *

All Directors and Executive                                  3,174,952                   22.0%
Officers as a Group (5 persons)

-------------------
*    Indicates less than 1%

(1) Consists of 1,762,114 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a trustee, 760,000 Shares issuable to Mr. Loeb and his family members in the event of conversion of $200,000 of Notes and accrued interest to 2007, and Options to purchase 150,000 Shares.
(2)      Consists of 50,000 Shares and Options to purchase 40,000 Shares.
(3) Consists of 47,257 Shares, 11,208 Shares to be issued in lieu of cash compensation through September 30, 2004, and Options to purchase 175,000 Shares.
(4)      Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5)      Address is 15091 Bake Parkway, Irvine, CA 92618


STOCK OPTIONS EXERCISED AND HELD AT END OF FISCAL YEAR

         The following table provides information related to options exercised during the fiscal year ended September 30, 2004, and unexercised options held by the above named executive officers as of the end of such fiscal year.

                                                   NUMBER OF SECURITIES
                                                       UNDERLYING                  VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                     AT FY END (#) (1)               AT FY END ($) (2)
                SHARES ACQUIRED     VALUE      ---------------------------    -----------------------------------
                ON EXERCISE (#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE ($)   UNEXERCISABLE ($)
                ---------------  -----------   -----------   -------------    ---------------   -----------------
Marvin P. Loeb        0              0           114,000          36,000            7,700              3,800

Glenn D. Yeik         0              0            87,667          87,333            9,500             24,900

Brian T. Kenney       0              0            65,000          35,000            1,280              1,920

---------------

(1) Our Non-Qualified Stock Options have a term of six years, and our Incentive Stock Options have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable from the date of grant equally over the following three years for our Non-Qualified Stock options and five years for our Incentive Stock Options.

(2) The dollar value of the in-the-money options shown above was calculated by multiplying the closing market price of our Shares at September 30, 2004, $0.66 per share by the respective number of Shares and subtracting the option price.

During the fiscal year ended September 30, 2004, there were no new stock option grants that were made to any executive officers.

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

During the fiscal year ended September 30, 2004 the Company paid $45,000 to a Director for legal services, of which $39,000 was previously incurred prior to September 30, 2004 and $6,000 was incurred during the fiscal year ended September 30, 2004.


ITEM 13. EXHIBITS

         (a)      Financial Statements.

                  See "Index to Consolidated Financial Statements" included in this report at Page F-1.

         (b)      Exhibits

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our Registered Public Accounting Firms, during the fiscal years ended September 30, 2004 and September 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit fees,
(iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2004               2003
                                       ---------         ---------
(i)       Audit Fees                     60,800            57,000
(ii)      Audit Related Fees              1,200             1,000
(iii)     Tax Fees                        4,000             4,000
(iv)      All Other Fees                  3,000             2,000

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our registered public accounting firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trimedyne, Inc.

Date:                                      /s/ Marvin P. Loeb
 January 13, 2005                          -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        January 13, 2005
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               January 13, 2005
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     January 13, 2005
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Secretary & Director         January 13, 2005
------------------------------
Richard F. Horowitz

/s/ Robert Crutchfield            Director                     January 13, 2005
------------------------------
Robert Crutchfield

/s/ Jeffrey S. Rudner             Treasurer &                  January 13, 2005
------------------------------    Chief Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Reports of Independent Registered Accounting Firm                    F-2

        Consolidated Balance Sheet at September 30, 2004                     F-3

        Consolidated Statements of Income for each of the two
        years in the period ended September 30, 2004                         F-4

        Consolidated Statements of Stockholders' Equity for each of
        the two years in the period ended September 30, 2004                 F-5

        Consolidated Statements of Cash Flows for each of the
        two years in the period ended September 30, 2004                     F-6

        Notes to Consolidated Financial Statements                           F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company"), as of September 30, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of their operations and their cash flows for the year then ended September 30, 2004, in conformity with the accounting principles genarally accepted in the Unites States of America.

                                               /s/ Corbin & Company LLP
                                               ---------------------------------

Irvine, California
November 22, 2004


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2003 of Trimedyne, Inc. and its subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Trimedyne, Inc. and subsidiaries, for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.



                          /s/ McKennon, Wilson & Morgan LLP
                          ---------------------------------

Irvine, California
January 8, 2004

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                   September 30,
                                                                       2004
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  1,683,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $42,000                                    793,000
  Inventories                                                         1,964,000
  Other                                                                 179,000
                                                                   ------------
      Total current assets                                            4,619,000

 Property and equipment, net                                            419,000
 Goodwill                                                               544,000
 Other assets                                                            50,000
                                                                   ------------
                                                                   $  5,632,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    397,000
  Accrued expenses                                                      513,000
  Deferred revenue                                                       51,000
  Accrued warranty                                                       44,000
  Income tax payable                                                     19,000
  Notes payable and current portion of long-term debt                    66,000
                                                                   ------------
    Total current liabilities                                         1,090,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             62,000
Long-term debt, net of current portion                                    6,000
                                                                   ------------

    Total liabilities                                                 1,358,000
                                                                   ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    14,704,540 shares issued, 14,602,931 shares outstanding             148,000
  Additional paid-in capital                                         47,945,000
  Accumulated deficit                                               (43,106,000)
                                                                   ------------
                                                                       4,987,00
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,274,000
                                                                   ------------

                                                                   $  5,632,000
                                                                   ============

           See accompanying notes to consolidated financial statement

                                 TRIMEDYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Net revenues:
  Products                                         $  4,190,000    $  4,851,000
  Service and rental                                  1,783,000       1,608,000
                                                   ------------    ------------
                                                      5,973,000       6,459,000
                                                   ------------    ------------

Cost of sales:
  Products                                            1,722,000       2,216,000
  Service and rental                                  1,029,000         885,000
                                                   ------------    ------------
                                                      2,751,000       3,101,000
                                                   ------------    ------------

Gross profit                                          3,222,000       3,358,000

Selling, general and administrative expenses          2,200,000       2,130,000
Research and development expenses                       319,000         185,000
                                                   ------------    ------------

Income from operations                                  703,000       1,043,000
                                                   ------------    ------------
Other income (expense):
 Interest income                                          6,000           1,000
 Royalty income                                          60,000           3,000
 Interest expense                                       (36,000)        (34,000)
 Creditor settlements and recoveries                    293,000          30,000
                                                   ------------    ------------
   Total other income                                   323,000              --
                                                   ------------    ------------

Income before income taxes                            1,026,000       1,043,000

Provision for income taxes                               25,000          10,000
                                                   ------------    ------------

Net income                                         $  1,001,000    $  1,033,000
                                                   ============    ============

Basic net income per share                         $       0.07    $       0.07
                                                   ============    ============

Basic weighted average
 common shares outstanding:                          14,666,207      13,921,241
                                                   ============    ============

Diluted net income per share                       $       0.07    $       0.07
                                                   ============    ============

Diluted weighted average
 common shares outstanding:                          15,399,808      14,458,375
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                                                   TRIMEDYNE, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit       Stock            Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
October 1, 2002             13,831,369    $    139,000    $ 47,655,000   $(45,140,000)   $  (713,000)   $  1,941,000

Shares issued for
services rendered              713,471           7,000         215,000             --             --         222,000

Additional compensation
for granting
of stock options                    --              --           7,000             --             --           7,000

Net income                          --              --              --       1,033,000            --       1,033,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2003          14,544,840    $    146,000    $ 47,877,000   $(44,107,000)  $   (713,000)   $  3,203,000

Exercise of
stock options                  159,700           2,000          68,000             --             --          70,000

Net income                          --              --              --      1,001,000             --       1,001,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2004          14,704,540    $    148,000    $ 47,945,000   $(43,106,000)  $   (713,000)   $  4,274,000
                          ============    ============    ============   ============   ============    ============

                                    See Notes to Consolidated Financial Statements


                                                         F-5

                                    TRIMEDYNE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Years Ended September 30,
                                                         ---------------------------------

                                                                2004           2003
                                                            -----------    -----------
Cash flows from operating activities:
  Net income                                                $ 1,001,000    $ 1,033,000
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                               233,000        153,000
    Fair value of stock issued and options                           --        229,000
    Decrease in inventory reserve                              (290,000)            --
  Changes in operating assets and liabilities:
    Accounts receivable                                        (156,000)       (36,000)
    Inventories                                                (169,000)       356,000
    Other assets                                                (38,000)       (24,000)
    Accounts payable                                           (127,000)      (500,000)
    Accrued expenses                                            (34,000)        19,000
    Deferred revenue                                             (8,000)      (113,000)
    Accrued warranty                                              2,000        (20,000)
    Accrued interest                                             24,000         22,000
    Income taxes                                                  9,000             --
                                                            -----------    -----------
     Net cash provided by operating activities                  447,000      1,119,000
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (157,000)       (90,000)
                                                            ------------   ------------
     Net cash investing activities                             (157,000)       (90,000)
                                                            ------------   ------------

Cash flows from financing activities:
   Excercise of stock options                                    70,000             --
   Payments on debt                                            (227,000)            --
   Borrowings on notes payable                                  204,000             --
                                                            -----------    -----------

     Net cash financing activities                               47,000             --
                                                            -----------    -----------

Net increase in cash and cash equivalents                       337,000      1,029,000

Cash and cash equivalents at beginning of year                1,346,000        317,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $ 1,683,000    $ 1,346,000
                                                            ===========    ===========

Cash paid for interest and income taxes was insignificant in both 2004 and 2003.

                     See Notes to Consolidated Financial Statements


                                          F-6

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reuseable fiber-optic laser devices in the medical field. The Company's operations include the rental and service of lasers and medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the southwestern United States, through its wholly-owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see
Note 11).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, MST, Inc., and its 90% owned and inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne") (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2004 one customer accounted for 22% of the Company's receivables and 12% of the Company's revenues for the year ended September 30, 2004. The customer's terms were payment through bank letter of credit. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. In some cases, management requires payment in full before goods are shipped. During fiscal 2004 and 2003, credit losses were not significant.

At September 30, 2004, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $1,476,000.

Inventories

Inventories consist of raw materials and component parts, work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are written down to reflect their net realizable values.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2004 and 2003.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets in connection with SFAS 144.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and net income per share had compensation cost for the employee stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123 and SFAS No. 148:

                                                                      Years ended
                                                                     September 30,
                                                                  2004           2003
                                                              ------------   ------------
Net income, as reported                                       $ 1,001,000    $ 1,033,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                         (96,000)       (91,000)
                                                              ------------   ------------

Pro forma net income                                          $   905,000    $   942,000
                                                              ===========    ===========

Net income per share - basic:

  As reported                                                 $      0.07     $     0.07
                                                              ===========    ===========

  Pro forma                                                   $      0.06    $      0.07
                                                              ===========    ===========

Net income per share - diluted:

  As reported                                                 $      0.07    $      0.07
                                                              ===========    ===========

  Pro forma                                                   $      0.06    $      0.07
                                                              ===========    ===========

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                         Year ended
                                        September 30,
                                     2004           2003
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     81%            78%

Risk-free interest rate               3.47%          2.11%

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets' losses for contingencies and certain accrued liabilities.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable and accounts payable, notes payable, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2004 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instrument.

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

Revenues from the sale of delivery and disposable devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. Revenues from the rental of equipment is recognized over the rental period. Revenues from service contracts are recognized monthly throughout the term of the service agreement.

Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. At September 30, 2004, the Company has accrued $44,000 for estimated future warranty costs.

Research and development costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company uses the asset and liability method of SFAS No, 109 "Accounting for Income Taxes". SFAS No. 109 prescribes the use of the liability method which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

Depreciation and amortization

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation and amortization expense during fiscal years ended September 30, 2004 and 2003 were $233,000 and $153,000 respectively.

Per Share Information

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

                                                                                   Year Ended
                                                                                  September 30,
                                                                              2004            2003
                                                                           -----------    -----------
Weighted average common shares outstanding
 used in calculating basic earnings per share                               14,666,207     13,921,241

Effect of Dilutive Options                                                     111,101         62,134
Effect of Senior Convertible Secured
  Notes due to Officer and accrued interest                                    622,500        475,000
                                                                           -----------    -----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share                      15,399,808     14,458,375
                                                                           ===========    ===========

The following is a reconciliation of the net income available for common stockholders for the year ended September 30, 2004:

Net income                                                                 $ 1,001,000    $ 1,033,000

Add - Interest on Senior Convertible
 Secured Notes due to Officer                                                   24,000         24,000
                                                                           -----------    -----------
Net income available to common stockholders                                $ 1,025,000    $ 1,057,000
                                                                           ===========    ===========


                                                 F-10

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

Comprehensive Income

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" Statement 123(R) to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 3. CHANGE IN ESTIMATE

Based upon management's review of the Company's inventories at September 30, 2004, which considered the inventory turnover rates and projected future usages, management concluded that the reserve on inventories, which was primarily a general reserve, required an adjustment to reduce the reserve by $290,000. As a result, during the fourth quarter of the year ended September 30, 2004, the Company reversed $290,000 of this reserve, which resulted in a decrease of cost of sales and an increase in income before income taxes.


NOTE 4. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS:

Inventories consisted of the following at September 30, 2004:

Raw materials                      $   996,000
Work-in-process                        504,000
Finished goods                         772,000
                                   -----------
                                     2,272,000
Less inventory reserve                (308,000)
                                   ------------
                                   $ 1,964,000
                                   ===========

Property and equipment, net consisted of the following at September 30, 2004:

Furniture and equipment                               $ 2,380,000
Leasehold improvements                                    213,000
Other                                                     264,000
                                                      -----------
                                                        2,857,000
Less accumulated depreciation and amortization         (2,438,000)
                                                      ------------
                                                      $   419,000
                                                      ===========

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following at September 30, 2004:

   Accrued compensation                                             $    76,000
   Deferred compensation                                                 10,000
   Accrued vacation                                                      94,000
   Sales and use tax                                                     83,000
   Loss contingency                                                      44,000
   Customer deposits                                                     65,000
   Commissions                                                           63,000
   Accrued audit                                                         35,000
   Accrued insurance                                                     17,000
   Accrued penalties                                                     12,000
   Other                                                                 14,000
                                                                    -----------
   Total accrued expenses                                           $   513,000
                                                                    ===========

NOTE 5. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2004:

Loan payable to leasing company, bearing interest at
8% per Annum; principal and interest due monthly in
equal installments of $211 through May 2008. The loan
is secured by the related forklift.                                 $     8,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 4.8% per annum and require monthly principal and interest
payments of $14,933 through January 2005.                                64,000
                                                                    -----------
                                                                         72,000
Less: current portion                                                   (66,000)
                                                                    ------------
                                                                    $     6,000
                                                                    ===========

NOTE 6. CONVERTIBLE NOTES DUE TO OFFICER

The Company sold two 12% Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its chief executive officer totaling $200,000. The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27 and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased.

As of September 30, 2004, the Company has accrued $62,000 in interest on the above convertible notes. No interest was paid during the year ended September 30, 2004. The amounts accrued at September 30, 2004, will not be paid during the next twelve months.

Future scheduled payments on long-term debt (see Note 5) and convertible notes as of September 30, 2004 are as follows:

            Fical Year Ended
              September 30,         Amount
              -------------       ---------
                  2005            $  66,000
                  2006                2,000
                  2007              202,000
                  2008                2,000
                                  ---------
                                  $ 272,000
                                  =========

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES:

The deferred income tax balances at September 30, 2004, are comprised as follows:

Deferred income tax assets:
    Net operating loss carry forwards               $  15,397,000
    Research and development credits                    3,337,000
    Inventory obsolescence reserves                       130,000
    Accrued expenses                                      104,000
    Accounts receivable reserves                           18,000
    Other                                                  54,000
    Valuation allowance                               (19,040,000)
                                                    --------------
                                                               --
                                                    ==============

The valuation allowance for deferred tax assets decreased approximately $229,000 and $398,000 during the years ended September 30, 2004 and 2003, respectively, due to the Company using some of its federal net operating loss carryforwards and tax credits that were fully reserved. For the years ended September 30, 2004 and 2003, the Company recorded a provision for state income taxes of $25,000 and $10,000 respectively. There was not a provision for federal income taxes.

In fiscal 2004 and 2003, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

At September 30, 2004, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes totaling approximately $43.0 million and $11.2 million, respectively. Federal NOL's begin to expire in 2005 and fully expire in 2020. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has two non-cancelable leases which expire in March 2006 and August 2007 for its operations located in Irvine, California and its subsidiary MST, located in Dallas, Texas, respectively.

Future annual minimum lease payments under all lease agreements, at September 30, 2004 are as follows:

           2005                  566,000
           2006                  302,000
           2007                   38,000
           2008                    3,000
                             -----------
           Total             $   909,000
                             ===========

Rent expense for the years ended September 30, 2004 and 2003 was approximately $546,000 and $497,000, respectively. Sub-lease income totaled approximately $153,000 and $177,000 for fiscal 2004 and 2003, respectively, and was recorded as a reduction to general rent expense.

Litigation

The Company was a defendant and counterclaimant in Lumenis, Inc. ("Lumenis") v. Trimedyne, Inc. Lumenis alleged that the Company had infringed on two of its patents. The Company filed an answer to Lumenis' complaint and also filed counterclaims against Lumenis alleging infringement of two of the Company's patents, unfair business practices, trade libel and anti-trust violations. The Company was a party to a license agreement (the "License Agreement"), which required it to pay royalties to Lumenis. At September 30, 2003, the Company had accrued royalties under this License Agreement in the amount of $88,000, which were subsequently reversed during fiscal year ending Spetember 30, 2004 and this reversal was included in other income.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers.

The Company received $155,000 in technology fees and $60,000 in royalties, respectively, in connection with the terms of the settlement agreement, which is included in other income for the year.

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued $50,000 for this claim, of which $6,000 has been paid, based on the deductible under the insurance policy.

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

License Agreements

The Company has two license agreements with a competitor under which royalties were payable by the Company, one of which terminated on September 30, 2000, and management believes that any royalties under the other will be waived by the owner.

Guarantees and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying statements of assets, liabilities and stockholders' equity.

NOTE 9. STOCKHOLDERS' EQUITY:

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

During fiscal 2003, the board of directors authorized the grant of non-qualilfied stock options to purchase 320,500 shares at various exercise prices ranging from $0.14 per share to $0.50 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over three years and expire (6) six years from the date of grant. In addition, fully-vested options to purchase 15,000 shares valued at $7,000 based on the Black Scholes model were issued to a consultant.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2004, the board of directors authorized the grant of non-qualified stock options to purchase 75,500 shares at an exercise of $0.55 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over three years and expire six (6) years from the date of grant.

Activity during the years ended September 30, 2004 and 2003 under the plans was as follows:

Stock Options Outstanding

                                            Option Exercise    Weighted Average
                              Options       Price Per Share     Exercise Price
                            -----------    -----------------    --------------

October 1, 2002              1,880,554        $0.33 - $4.25        $ 1.46

Granted                        335,500        $0.14 - $0.50        $ 0.38
Exercised                           --                   --            --
Canceled                      (740,154)       $0.33 - $4.25        $ 1.50

September 30, 2003           1,475,900        $0.14 - $3.84        $ 1.19

Granted                         75,500        $0.51 - $0.51        $ 0.51
Exercised                     (159,700)       $0.14 - $1.25        $ 0.42
Canceled                       (69,100)       $0.50 - $2.75        $ 2.13
                            -----------
September 30, 2004           1,322,600        $0.14 - $3.84        $ 1.20
                            ===========

The following table summarizes information concerning outstanding and exercisable options at September 30, 2004:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    -------------------                            -------------------
                     Outstanding      Weighted-Average                           Exercisable     Weighted-
    Range of            as of            Remaining           Weighted-Average        as of        Average
Exercise Prices       9/30/2004      Contractual Life         Exercise Price      9/30/2004   Exercise Price
-----------------     ---------      ----------------         --------------      ---------   --------------
$0.00 - $0.38          108,000              8.2                    $0.17             26,200         $0.26
$0.39 - $0.94          468,400              7.5                    $0.50            191,634         $0.50
$0.95 - $1.88          492,400              6.1                    $1.28            402,000         $1.27
$1.89 - $2.61           82,000              4.0                    $2.17             72,000         $2.16
$2.62 - $3.38          123,800              4.8                    $2.73             99,000         $2.72
$3.39 - $4.25           48,000              5.5                    $3.84             36,000         $3.84
                     ----------         ----------               --------         ----------      --------
                     1,322,600              6.5                    $1.20            826,834         $1.42
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

Contingent Common Stock Arrangement

During the fiscal year ended September 30, 2003 the Company's Chief Executive Officer had deferred cash compensation in lieu of the right to receive shares of the Company's common stock, based on the closing price at the end of the month in which the compensation was earned. In fiscal 2003, the Chief Executive earned 570,514 shares valued at $150,000.

During the fiscal year ended September 30, 2004, the Company's President elected to defer $10,000 per year in cash compensation for the right to receive shares of the Company's common stock, based on the closing price at the end of the month in which the compensation was earned. During the fiscal year 2004, the President earned 11,208 shares of common stock, which, as of September 30, 2004 have not been issued.

Common stock awards

There were no shares of common stock awarded during the fiscal year ended September 30, 2004.

On August 13, 2003 the board of directors awarded an aggregate 136,000 shares of the Company's common stock to officers and employees of the Company, of which 25,000 shares were awarded to each of its President and V. P. Sales, and 10,000 shares were awarded to its Treasurer, for a total value of $68,000, based on the closing stock price on the date of grant of $0.50, per share.

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EMPLOYEE BENEFIT PLAN:

Effective February 1, 1989, the Company has a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $23,000 for fiscal 2004 and $24,000 for fiscal 2003.

NOTE 11. SEGMENT INFORMATION:

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

                                 For the year ended September 30, 2004          For the year ended September 30, 2003

                                                Service and                                    Service and
                                  Product          Rental        Total          Product           Rental        Total
                               -----------------------------------------       -----------------------------------------
Revenue                        $4,190,000      $1,783,000     $5,973,000       $ 4,851,000     $1,608,000     $6,459,000

Cost of sales                   1,722,000       1,029,000      2,751,000         2,216,000        885,000      3,101,000
                               -----------------------------------------       -----------------------------------------

Gross profit                    2,468,000         754,000      3,222,000         2,635,000        723,000      3,358,000

Expenses:
Selling, general and
  administrative                1,507,000         693,000      2,200,000         1,556,000        574,000      2,130,000
Research and development          319,000                        319,000           185,000                       185,000
                                ----------------------------------------       -----------------------------------------

Income from operations            642,000       $  61,000        703,000       $   894,000     $  149,000      1,043,000
                               ==========       =========                      ===========      =========
Other income (expense):
 Interest income                                                   6,000                                           1,000
 Royalty incone                                                   60,000                                           3,000
 Interest expense                                                 36,000                                          34,000
 Creditor settlements and recoveries                             293,000                                          30,000
                                                              ----------                                      ----------

Income before income taxes                                     1,026,000                                       1,043,000

Provision for income taxes                                        25,000                                          10,000
                                                              ----------                                      ----------

Net income                                                    $1,001,000                                      $1,033,000
                                                              ==========                                      ==========

Sales in foreign countries in fiscal 2004 and 2003 accounted for approximately 22% and 26% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                                            2004            2003
                                        ----------      ----------
                      Asia              $  655,000     $ 1,034,000
                      Europe               601,000         495,000
                      Latin America         27,000         127,000
                      Middle East           13,000          26,000
                      Other                  2,000           9,000
                                        ----------      ----------
                                        $1,298,000      $1,691,000
                                        ==========      ==========

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to customers by similar products and services for the years ended September 30, 2004 and 2003 were:

                                                  2004          2003
                                               ----------   ----------
By similar products and services:

Laser equipment and accessories                $  900,000   $1,464,000
Delivery and disposable devices                 3,290,000    3,388,000
Service and rental                              1,783,000    1,607,000
                                               ----------   ----------
        Total                                  $5,973,000   $6,459,000
                                               ==========   ==========

All the Company's long-lived assets were located in the United States at September 30, 2004.

NOTE 12. FOURTH QUARTER ADJUSTMENTS

During the year ended September 30, 2003, the Company recorded a fourth quarter adjustment to increase inventories and reduce costs of sales in the amount of $65,000 to record inventories at actual costs. The adjustment was caused by an increase in standard costs of inventories in the first quarter of fiscal 2003. Management recorded the increase in standard costs over amounts previously recorded on the general ledger, offset by a valuation allowance in the amount of $65,000 for certain inventories which require production to enable the inventories to be recorded at the current actual costs. Throughout the fiscal year ended September 30, 2003, the Company produced inventories at the new costs, which provided for a reduction in the valuation allowance. Management believes that the above fourth quarter adjustment should be allocated evenly throughout the year at $16,000 per quarter.

As described in Note 3, in the fourth quarter for the year ended September 30, 2004, the Company recognized a reduction in cost of sales of $290,000 in connection with a decrease in its inventory reserve.