Form 10QSB
period 2004-12-31
TRIMEDYNE INC
filed 2005-02-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
December 31, 2004                                                  0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at February 14, 2005
----------------------------                ------------------------------------
Common Stock, $.01 par value                          14,602,931 shares

ITEM 1.
                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14

        ITEM 3.   Controls and Procedures                                 17

PART II.          Other Information                                       18

SIGNATURE PAGE                                                            19

CERTIFICATIONS                                                            20

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                    December 31,
                                                                        2004
                                                                   -------------

Current assets:
  Cash and cash equivalents                                        $  1,901,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $86,000                                                 806,000
  Inventories                                                         1,812,000
  Other                                                                  83,000
                                                                   -------------
   Total current assets                                               4,602,000

  Goodwill                                                              544,000
  Other assets                                                           45,000
  Property and equipment, net                                           393,000
                                                                   -------------
                                                                   $  5,584,000
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    357,000
  Accrued expenses                                                      369,000
  Deferred revenue                                                       52,000
  Accrued warranty                                                       43,000
  Income tax payable                                                     19,000
  Notes payable and current portion of long-term debt                    23,000
                                                                   -------------
    Total current liabilities                                           863,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             68,000
Long-term debt, net of current portion                                    6,000
                                                                   -------------

    Total liabilities                                                 1,137,000

Commitments and Contigencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,704,540 shares issued, 14,602,931
    shares outstanding                                                  148,000
  Capital in excess of par value                                     47,945,000
  Accumulated deficit                                               (42,933,000)
                                                                   -------------
                                                                      5,160,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   -------------

   Total stockholders' equity                                         4,447,000
                                                                   -------------

                                                                   $  5,584,000
                                                                   =============

           See accompanying notes to consolidated financial statements


                                 TRIMEDYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             December 31,
                                                         2004           2003
                                                    ------------   ------------
Net revenues                                        $  1,839,000   $  1,380,000
Cost of revenues                                         936,000        704,000
                                                    ------------   ------------
  Gross profit                                           903,000        676,000

Operating expenses:
 Selling, general and administrative                     623,000        567,000
 Research and development                                133,000         67,000
                                                    ------------   ------------
   Total operating expenses                              756,000        634,000
                                                    ------------   ------------

Income from operations                                   147,000         42,000

Other income, net                                         26,000        123,000
                                                    ------------   ------------

Income before income taxes                               173,000        165,000

Provision for income taxes                                    --             --
                                                    ------------   ------------

Net income                                          $    173,000   $    165,000
                                                    ============    ===========

Net income per share:
  Basic                                             $       0.01   $       0.01
                                                    ============   ============
  Diluted                                           $       0.01   $       0.01
                                                    ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,704,540     14,473,764
                                                    ============   ============
   Diluted                                            15,388,385     15,055,445
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                                        4

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                              2004          2003
                                                                          -----------   -----------
Cash flows from operating activities:
   Net income                                                             $   173,000    $  165,000
   Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            44,000        62,000
      Loss on disposal of property and equipment                                3,000         5,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (13,000)      (19,000)
        Inventories                                                           152,000       (10,000)
        Other assets                                                          101,000        48,000
        Accounts payable                                                      (40,000)      (33,000)
        Accrued expenses                                                     (144,000)     (219,000)
        Deferred revenue                                                        1,000         8,000
        Accrued warranty                                                       (1,000)      (17,000)
        Accrued interest                                                        6,000         6,000
        Income taxes                                                               --       (10,000)
                                                                          ------------   -----------

      Net cash provided by (used in) operating activities                     282,000       (14,000)
                                                                          ------------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (21,000)      (46,000)
                                                                          ------------   -----------

Cash flows from financing activities:
   Excercise of stock options                                                      --        39,000
   Payments on debt                                                           (43,000)       (9,000)
                                                                          ------------   -----------

     Net cash (used in) provided by financing activities                      (43,000)       30,000
                                                                          ------------   -----------

Net increase in cash and cash equivalents                                     218,000       (30,000)
Cash and cash equivalents at beginning of period                            1,683,000     1,346,000
                                                                          ------------   -----------
Cash and cash equivalents at end of period                                $ 1,901,000    $1,316,000
                                                                          ============   ===========

Cash paid for interest and income taxes was insignificant in 2005 and 2004.

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2004 and 2003
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2004 and the results of operations and its cash flows for the three months ended December 31, 2004 and 2003. Results for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2005.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2004 annual report on Form 10-KSB. Certain prior period amounts have been reclassed to conform to the current period presentation.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2004.

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

Stock Option Plans

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                Three months ended
                                                                    December 31,
                                                                 2004         2003
                                                              ---------    ---------
Net income, as reported                                       $ 173,000    $ 165,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                            --      (28,000)
                                                              ---------    ---------

Pro forma net income                                          $ 173,000    $ 137,000
                                                              =========    =========

Net income per share - basic:

  As reported                                                 $    0.01    $    0.01

  Pro forma                                                   $    0.01    $    0.01
                                                              =========    =========

Net income per share - diluted:

  As reported                                                 $    0.01    $    0.01
                                                              =========    =========

  Pro forma                                                   $    0.01    $    0.01
                                                              =========    =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                      Three Months Ended
                                         December 31,
                                     2004           2003
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     80%           185%

Risk-free interest rate               3.50%          2.25%

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

Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. At December 31, 2004, the Company has accrued $43,000 for estimated future warranty costs.

Research and development costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 2 - Balance Sheet Items

                                                                    December 31,
                                                                        2004
                                                                    ------------
Inventories consist of the following:

   Raw material                                                     $   970,000
   Work-in-process                                                      563,000
   Finished goods                                                       587,000
                                                                    -----------
                                                                    $ 2,120,000
   Less inventory reserve                                              (308,000)
                                                                    -----------
                                                                    $ 1,812,000
                                                                    ===========

Other current assets consist of the following:

   Prepaid insurance                                                $    64,000
   Other                                                                 19,000
                                                                    ------------
   Total other current assets                                       $    83,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,400,000
   Leasehold improvements                                               214,000
   Other                                                                233,000
                                                                    ------------
                                                                      2,847,000
Less accumulated depreciation and amortization                       (2,454,000)
                                                                    ------------
   Total property and equipment                                     $   393,000
                                                                    ============

Accrued expenses consist of the following:

   Loss contingency                                                 $    39,000
   Accrued salaries and wages                                            36,000
   Accrued vacation                                                      87,000
   Accrued compensation                                                  13,000
   Sales and use tax                                                     56,000
   Customer deposits                                                     64,000
   Accrued professional expenses                                         30,000
   Accrued commissions                                                   27,000
   Other                                                                 17,000
                                                                    ------------
   Total accrued expenses                                           $   369,000
                                                                    ============
                                       9

NOTE 3 - Notes Payable and Long-term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured by
the related forklift.                                               $     8,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 4.8% per annum and require monthly principal and interest
payments of $21,087 through January 2005.                                21,000
                                                                    ------------
                                                                         29,000
Less: current portion                                                   (23,000)
                                                                    ------------
Notes payable and long-term debt                                    $     6,000
                                                                    ============

NOTE 4 - Convertible Notes Due to Officer

At December 31, 2004, the Company had two outstanding senior convertible notes due to its chief executive officer. These
notes mature, with interest at 12% per annum, in February and
April 2007, and are convertible at prices of $0.40 and $0.50
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

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

                                                        Three months ended
                                                            December 31,

                                                       2004          2003
                                                   ------------  ------------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share      14,704,540    14,473,764

 Effect of Dilutive Options                             47,845       106,681
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest           636,000       588,000
                                                   ------------  ------------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    15,388,385    15,168,445
                                                   ============  ============

Numerator

 Net income                                        $   173,000   $   165,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                          6,000         6,000
                                                   ------------  ------------

 Net income available to common shareholders       $   179,000   $   171,000
                                                   ============  ============

NOTE 6 - Contingencies:

Litigation

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current quarter ended December 31, 2004.

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection to medical procedures in which the Company's laser was used. This case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. During the fiscal year ended September 30, 2004, management accrued a loss contingency for this claim in the amount of $50,000, based on the deductible under the insurance policy.

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

Guarantees and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 7 - Other Income

During the three months ended December 31, 2004, the Company received $31,000 in royalties in connection with the terms of the above settlement, which is included in other income for the three month period ended December 31, 2004 (see
Note 6). During the three months ended December 31, 2003, the Company settled litigation with a competitor (see Note 6) which resulted in the reduction of $88,000 in liability for royalties. In addition, the Company received a $53,000 cash insurance settlement for a damaged laser.

NOTE 8  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months and three months ended December 31, 2004 and December 31, 2003 are as follows:

                                            For the three months ended                       For the three months ended
                                                 December 31, 2004                                 December 31, 2003
                                                     (Unaudited)                                      (Unaudtied)
                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $ 1,411,000   $   428,000   $ 1,839,000         $   965,000   $    415,000    $ 1,380,000
   Cost of sales                          626,000       310,000       936,000             464,000        240,000        704,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           785,000       118,000       903,000             501,000        175,000        676,000

   Expenses:
   Selling, general and
     administrative                       443,000       180,000       623,000             415,000        152,000        567,000
   Reasearch and development              133,000            --       133,000              67,000             --         67,000
                                     ----------------------------------------        ------------------------------------------

   Income from operations             $   209,000  $    (62,000)      147,000         $   19,000   $     23,000          42,000
                                     ===========================                      ===========================
   Other:
     Interest income                                                    3,000                                            (1,000)
     Interest expense                                                  (9,000)                                          (12,000)
     Royalty income                                                    31,000                                                --
     Settlements and recoveries                                         4,000                                           141,000
     Loss on disposal of equipment                                     (3,000)                                           (5,000)
     Income taxes                                                          --                                               --
                                                                 ------------                                      ------------
   Net income                                                     $   173,000                                       $   165,000
                                                                 ============                                      ============


Sales and gross profit to customers by similar products and services for the three and three months ended December 31, 2004 (unaudited) and December 31, 2003 (unaudited) were as follows:

                                            For the three months
                                             ended December 31,
                                                (Unaudited)

                                             2004         2003
                                          ----------   ----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories         $  491,000   $   84,000
  Delivery and disposable devices            920,000      881,000
  Service and rental                         428,000      415,000
                                          ----------   ----------
        Total                             $1,839,000   $1,380,000
                                          ==========   ==========
Gross profit
 Products:
  Laser equipment and accessories         $  284,000   $   22,000
  Delivery and disposable devices            501,000      479,000
  Service and rental                         118,000      175,000
                                          ----------   ----------
        Total                             $  903,000   $  676,000
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

Sales in foreign countries for the quarters ended December 31, 2004 (unaudited) and December 31, 2003 (unaudited) accounted for approximately 31% and 19% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                        Three months ended     Three months ended
                        December 31, 2004       December 31, 2003
                           ------------           ------------
Asia                       $    314,000             $  89,000
Europe                          164,000               163,000
Latin America                    81,000                    --
Middle East                          --                 9,000
Other                             3,000                 3,000
                          -------------           ------------
                          $     562,000          $    264,000
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2004 and 2003.

ITEM 2.

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

Quarter ended December 31, 2004 compared to quarter ended December 31, 2003:

During the quarter ended December 31, 2004, net revenues were $1,839,000 as compared to $1,380,000 for the same period of the previous year, a $459,000 or 33% increase. Net sales from lasers and accessories increased by $407,000 or 485% to $491,000 during the three months ended December 31, 2004 from $84,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $39,000 or 4% to $920,000 in the current quarter from $881,000 in the same quarter of the prior year. Net sales from service and rental increased by $13,000 or 6% to $428,000 from $415,000 for the same quarters. Export sales increased by $298,000 or 113% due to an increase in laser sales in Asia and Latin America.

Cost of sales during the quarter ended December 31, 2004 remained unchanged at 51% of net revenues as compared to the prior year quarter.

Selling, general and administrative expenses increased in the current quarter to $623,000 from $567,000 in the prior year quarter, an increase of $56,000 or 10%. The increase in selling, general and administrative expenses was primarily the result of the the loss of $45,000 in rental income from a subtenant whose lease terminated in June 2004 which offset rent expense.

Research and development expenditures for the quarter ended December 31, 2004, increased $66,000 to $133,000 as compared to $67,000 in the quarter ended December 31, 2003. This increase was a result of Trimedyne increasing its efforts to improve and develop new delivery systems through an increase in staff.

Other income decreased by $97,000 or 79% to $26,000 in the first quarter ended December 31, 2004 from $123,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2004 primarily consisted of $31,000 of royalty income offset by $6,000 in interest expense. During the three months ended December 31, 2003, the Company settled litigation with a competitor which resulted in the reduction of $88,000 in liability for royalties and the receipt of a $53,000 cash insurance settlement for a damaged Laser offset by interest accrued on notes due to the CEO.

For the current quarter, the Company had net income of $173,000 or $0.01 per share, based on 14,666,207 basic weighted average number of common shares outstanding, as compared to net income of $165,000, or $0.01 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had working capital of $3,739,000 compared to $3,529,000 at the end of the fiscal year ended September 30, 2004. Cash increased by $218,000 to $1,901,000 from $1,683,000 at the fiscal year ended September 30, 2004. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the three month period ended December 31, 2004 net cash used by financing activities was $43,000 for payments on debt. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

PART II
Other Information

ITEM 1. Legal Proceedings

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current quarter ended December 31, 2004.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection to medical procedures in which the Company's laser was used. This case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. During the fiscal year ended September 30, 2004, Management accrued a loss contingency for this claim in the amount of $50,000, based on the deductible under the insurance policy.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits

        (a)  Exhibits
             99.1 Officer Certification
             99.2 Controller Certification

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date:  February 14, 2005              /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

Date:  February 14, 2005              /s/ Jeffrey S. Rudner
      --------------------------      ------------------------------------
                                      Jeffrey S. Rudner
                                      Controller

                                 TRIMEDYNE, INC.

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Marvin P. Loeb, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Trimedyne, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

     (a) began to design such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) will design such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluate- the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclose in future reports any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

5. The small business issuer's other certifying officer and I will disclose in future filings, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer' internal control over financial reporting.

DATED:  February 14, 2005

/s/ Marvin P. Loeb
------------------------------------
Marvin P. Loeb
Chairman and Chief Executive Officer

                      CERTIFICATION OF CONTROLLER

I, Jeffrey s. Rudner, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Trimedyne, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

     (a) began to design such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) will design such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluate the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclose in future reports any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

5. The small business issuer's other certifying officer and I will disclose in future filings, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer' internal control over financial reporting.

DATED:  February 14, 2005

/s/ Jeffrey S. Rudner
--------------------------------
Jeffrey S. Rudner
Controller