Form 10QSB
period 2005-03-31
TRIMEDYNE INC
filed 2005-05-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
March 31, 2005                                                     0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at May 13, 2005
----------------------------                ------------------------------------
Common Stock, $.01 par value                          14,704,540 shares

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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      March 31,
                                                                        2005
                                                                   ------------

Current assets:
  Cash and cash equivalents                                        $  1,897,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $86,000                                                 727,000
  Inventories                                                         2,038,000
  Other                                                                  18,000
                                                                   ------------
   Total current assets                                               4,680,000

  Property and equipment, net                                           382,000
  Goodwill                                                              544,000
  Other assets                                                           88,000
                                                                   ------------
                                                                   $  5,694,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    446,000
  Accrued expenses                                                      422,000
  Deferred revenue                                                       48,000
  Accrued warranty                                                       55,000
  Income tax payable                                                     19,000
  Notes payable and current portion of long-term debt                     2,000
                                                                   ------------
    Total current liabilities                                           992,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             74,000
Long-term debt, net of current portion                                    5,000
                                                                   ------------

    Total liabilities                                                 1,271,000
                                                                   ------------
Commitments and Contigencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,704,540 shares issued, 14,602,931
    shares outstanding                                                  148,000
  Capital in excess of par value                                     47,945,000
  Accumulated deficit                                               (42,957,000)
                                                                   ------------
                                                                      5,136,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,423,000
                                                                   ------------

                                                                   $  5,694,000
                                                                   ============

           See accompanying notes to consolidated financial statements


                                 TRIMEDYNE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended               Six Months Ended
                                                             March 31,                        March 31,
                                                        2005            2004             2005           2004
                                                    ------------   ------------     ------------   ------------
Net revenues                                        $  1,392,000   $  1,274,000     $  3,231,000   $  2,654,000
Cost of revenues                                         681,000        664,000        1,617,000      1,368,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           711,000        610,000        1,614,000      1,286,000

Operating expenses:
 Selling, general and administrative                     632,000        540,000        1,255,000      1,107,000
 Research and development                                144,000         94,000          277,000        161,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              776,000        634,000        1,532,000      1,268,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                            (65,000)       (24,000)          82,000         18,000

Other income, net                                         45,000        177,000           71,000        300,000
                                                    ------------   ------------     ------------   ------------

Income before income taxes                               (20,000)       153,000          153,000        318,000

Provision for income taxes                                 4,000          4,000            4,000          4,000
                                                    ------------   ------------     ------------   ------------

Net (loss) income                                   $    (24,000)  $    149,000    $     149,000   $    314,000
                                                    ============   ============     ============    ===========

Net (loss) income per share:
  Basic                                             $       0.00   $       0.01    $        0.01   $       0.02
                                                    ============   ============     ============   ============
  Diluted                                           $       0.00   $       0.01    $        0.01   $       0.02
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,704,540     14,576,541       14,704,540     14,523,859
                                                    ============   ============     ============   ============
   Diluted                                            14,704,540     15,467,672       15,408,119     15,530,759
                                                    ============   ============     ============   ============

          See accompanying notes to consolidated financial statements.

                                        4

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                              2005          2004
                                                                          -----------    ----------
Cash flows from operating activities:
   Net income                                                             $   149,000    $  314,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            69,000       127,000
      Loss from disposal of property and equipment                              3,000         5,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                      66,000       (93,000)
      Inventories                                                             (74,000)     (128,000)
      Other assets                                                            123,000       114,000
      Accounts payable                                                         49,000       (26,000)
      Accrued expenses                                                        (91,000)     (226,000)
      Deferred revenue                                                         (3,000)       31,000
      Accrued warranty                                                         11,000       (21,000)
      Accrued interest                                                         12,000        12,000
                                                                          -----------   -----------

      Net cash provided by operating activities                               314,000       109,000
                                                                          -----------   -----------


Cash flows from investing activities:

   Purchase of property and equipment                                         (35,000)      (55,000)
                                                                          -----------   -----------
     Net cash (used in) investing activities                                  (35,000)      (55,000)
                                                                          -----------   -----------
Cash flows from financing activities:
   Excercise of stock options                                                      --        69,000
   Payments on debt                                                           (65,000)      (20,000)
                                                                          -----------   -----------

     Net cash (used in) provided by financing activities                      (65,000)       49,000
                                                                          -----------   -----------
Net increase in cash and cash equivalents                                     214,000       103,000
Cash and cash equivalents at beginning of period                            1,683,000     1,346,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,897,000   $ 1,449,000
                                                                          ===========   ===========

Cash paid for interest and income taxes was insignificant in 2005 and 2004.

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 and 2004
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months and six months ended March 31, 2005 and 2004. Results for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2005.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2004 annual report on Form 10-KSB. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at March 31, 2005.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                             Three months ended         Six months ended
                                                                 March 31,                  March 31,
                                                              2005         2004         2005          2004
                                                           ---------    ---------    ---------     ---------
Net income (loss), as reported                             $ (24,000)   $ 149,000    $ 149,000     $ 314,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                     38,000        5,000       38,000        10,000
                                                           ---------    ---------    ---------     ---------

Pro forma net income (loss)                                $ (62,000)   $ 144,000    $ 111,000     $ 304,000
                                                           =========    =========    =========     =========

Net income (loss) per share - basic:

  As reported                                              $    0.00    $    0.01    $    0.01     $    0.02

  Pro forma                                                $    0.00    $    0.01    $    0.01     $    0.02
                                                           =========    =========    =========     =========

Net income (loss) per share - diluted:

  As reported                                              $    0.00    $    0.01    $    0.01     $    0.02
                                                           =========    =========    =========     =========

  Pro forma                                                $    0.00    $    0.01    $    0.01     $    0.02
                                                           =========    =========    =========     =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                       Three months ended            Six months ended
                                           March 31,                      March 31,
                                      2005           2004            2005           2004
                                  ----------     ----------      ----------     ----------
Dividend yield                            --             --              --             --

Expected volatility                      80%            80%             80%            80%

Risk-free interest rate                2.11%          2.11%           2.11%          2.11%

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable and accounts payable, notes payable, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2005 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instrument.

Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. At March 31, 2005, the Company has accrued $55,000 for estimated future warranty costs.

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Related Party Transactions

During the current quarter a member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company recognized $21,000 in expenses with the consultant which was included in operations expense for the three and six months periods ended March 31, 2005. The consulting services are not expected to be extended beyond a one year period.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) in fiscal 2007.The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 2 - Balance Sheet Items

                                                                      March 31,
                                                                        2005
                                                                    -----------
Inventories consist of the following:

   Raw material                                                     $   952,000
   Work-in-process                                                      374,000
   Finished goods                                                       996,000
                                                                    -----------
                                                                    $ 2,322,000
   Less inventory reserve                                              (284,000)
                                                                    -----------
                                                                    $ 2,038,000
                                                                    ===========

Other current assets consist of the following:

   Prepaid insurance                                                $     6,000
   Other                                                                 12,000
                                                                    -----------
   Total other current assets                                       $    18,000
                                                                    ===========

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,419,000
   Leasehold improvements                                               214,000
   Other                                                                233,000
                                                                    -----------
                                                                      2,866,000
Less accumulated depreciation and amortization                       (2,484,000)
                                                                    -----------
   Total property and equipment, net                                $   382,000
                                                                    ===========

Accrued expenses consist of the following:

   Loss contingency                                                 $    36,000
   Accrued salaries and wages                                            76,000
   Accrued vacation                                                     106,000
   Accrued compensation                                                  14,000
   Sales and use tax                                                     39,000
   Customer deposits                                                     56,000
   Accrued professional expenses                                         38,000
   Accrued commissions                                                   26,000
   Accrued payroll taxes                                                  6,000
   Other                                                                 25,000
                                                                    -----------
   Total accrued expenses                                           $   422,000
                                                                    ===========
                                       9

NOTE 3 - Notes Payable and Long-term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured by
the related forklift.                                               $     7,000
Less: current portion                                                    (2,000)
                                                                    -----------
Notes payable and long-term debt                                    $     5,000
                                                                    ===========

NOTE 4 - Convertible Notes Due to Officer

At March 31, 2005, the Company had two outstanding senior
convertible notes due to its chief executive officer. These
notes mature, with interest at 12% per annum, in February and
April 2007, and are convertible at prices of $0.40 and $0.50
per share.                                                          $   200,000
                                                                    ===========

NOTE 5 - Income (Loss) Per Share Information

Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's senior convertible secured notes due to officer for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                        Three months ended           Six months ended
                                                             March 31,                   March 31,
                                                        2005          2004           2005         2004
                                                    ----------    ----------     ----------    ----------
Denominator
 Weighted average common shares outstanding
  used in calculating basic earnings per share      14,704,540    14,576,541     14,704,540    14,523,839

 Effect of Dilutive Options                                  *       357,968         53,524       347,583
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest                 *       596,250        650,250       590,250
                                                    ----------    ----------     ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    14,704,540    15,467,672     15,408,119    15,530,759
                                                    ==========    ==========     ==========    ==========

Numerator

 Net income (loss)                                 $   (24,000)   $  149,000     $  149,000    $  314,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                              *         6,000         12,000        12,000
                                                   -----------   -----------     ----------    ----------

 Net income (loss) available to
   common stockholders                             $   (24,000)   $  155,000     $  161,000    $  326,000
                                                   ===========   ===========     ==========    ==========

* The effects are anti-dilutive, and therefore, they are not considered in the calculation of diluted income (loss) per share. Note: had the effect of the dilutive options and convertible debt outstanding been added to the diluted weighted-average common shares outstanding, the diluted common shares outstanding would have been 698,095 greater.

NOTE 6 - Contingencies:

Litigation

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current three and six months periods ended March 31, 2005 (see Note 7).

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection to medical procedures in which the Company's laser was used. This case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. At March 31, 2005, the Company has a loss contigency accrual for this claim in the amount of $50,000, based on the deductible under the insurance policy.

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

NOTE 7 - Other Income

During the six months ended March 31, 2005, the Company received $81,000 in royalties in connection with the terms of the above settlement, which is included in other income for the six month period ended March 31, 2005 (see
Note 6).

During the six months ended March 31, 2004, the Company settled litigation with Lumenis which resulted in a reduction of $88,000 previously accrued for royalties. In January and March 2004, the Company received $155,000 in technology fees and $26,000 in royalties, respectively, in connection with the terms of the above settlement, which is included in other income for the three and six month periods ended March 31, 2004 (see Note 6). The Company also received $53,000 from an insurance settlement for a damaged laser.


NOTE 8  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and six months ended March 31, 2005 and March 31, 2004 are as follows (unaudited):

                                       For the quarter ended March 31, 2005           For the quarter ended March 31, 2004

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,010,000   $   382,000   $ 1,392,000         $   837,000   $   437,000   $ 1,274,000
   Cost of sales                          416,000       265,000       681,000             571,000        93,000       664,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           594,000       117,000       711,000             266,000       344,000       610,000

   Expenses:
   Selling, general and
     administrative                       548,000        84,000       632,000             389,000       151,000       540,000
   Reasearch and development              144,000            --       144,000              94,000            --        94,000
                                     ----------------------------------------       -----------------------------------------

   Income (loss) from operations      $   (98,000)  $    33,000       (65,000)        $  (217,000)  $   193,000       (24,000)
                                     ==========================                     ===========================
   Other:
     Interest income                                                    4,000                                           2,000
     Interest expense                                                  (6,000)                                         (6,000)
     Royalty income                                                    50,000                                          26,000
     Settlements and recoveries                                        (3,000)                                        155,000
     Income taxes                                                      (4,000)                                         (4,000)
                                                                 ------------                                      ----------
   Net income (loss)                                              $   (24,000)                                     $  149,000
                                                                 ============                                      ==========

                                      For the six months ended March 31, 2005         For the six months ended March 31, 2004

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                     ----------------------------------------        ----------------------------------------

   Revenue                            $ 2,421,000   $   810,000   $ 3,231,000         $ 1,802,000   $   852,000   $ 2,654,000

   Cost of sales                        1,055,000       562,000     1,617,000           1,035,000       333,000     1,368,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                         1,366,000       248,000     1,614,000             767,000       519,000     1,286,000

   Expenses:
   Selling, general and
     administrative                       991,000       264,000     1,255,000             804,000       303,000     1,107,000
   Research and development               277,000            --       277,000             161,000            --       161,000
                                     ----------------------------------------        ----------------------------------------

   Income (loss) from operations      $    98,000  $    (16,000)       82,000         $  (198,000)  $   216,000        18,000
                                      ==========================                      =========================
   Other:
    Interest income                                                     7,000                                           2,000
    Interest expense                                                  (15,000)                                        (19,000)
    Loss on disposal of equipment                                      (3,000)                                         (5,000)
    Royalty income                                                     81,000                                          26,000
    Settlements and recoveries                                          1,000                                         296,000
    Income taxes                                                       (4,000)                                         (4,000)
                                                                 ------------                                      ----------
   Net income                                                     $   149,000                                      $  314,000
                                                                 ============                                      ==========


Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2005 and March 31, 2004 were as follows (unaudited):

                                           For the three months ended March 31,    For the six months ended March 31,

                                                 2005             2004                   2005             2004
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $  345,000       $   96,000             $    836,000     $   189,000
  Delivery and disposable devices               665,000          741,000                1,585,000       1,613,000
  Service and rental                            382,000          437,000                  810,000         852,000
                                             -----------      -----------            ------------     -----------
        Total                                $1,392,000       $1,274,000             $  3,231,000     $ 2,654,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $  133,000       $   33,000             $    417,000     $    55,000
  Delivery and disposable devices               461,000          233,000                  949,000         712,000
  Service and rental                            117,000          344,000                  248,000         519,000
                                             -----------      -----------            ------------     -----------
        Total                                $  711,000       $  610,000             $  1,614,000     $ 1,286,000
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

Sales in foreign countries for the quarters ended March 31, 2005 and March 31, 2004 accounted for approximately 22% and 8% of the Company's total sales, respectively. Sales in foreign countries for the six months ended March 31, 2005 and March 31, 2004 accounted for approximately 27% and 15% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Six months       Six months
                ended March    ended March        ended March      ended March
                 31, 2005        31, 2004          31, 2005         31, 2004
               ------------    ------------      ------------     ------------
Asia            $   187,000    $    83,000       $    501,000     $    172,000
Europe              119,000         34,000            283,000          197,000
Latin America         3,000          9,000             84,000            9,000
Middle East              --          3,000                 --           12,000
Other                 1,000          8,000              4,000           11,000
                ------------   ------------      -------------    ------------
                $   310,000    $   137,000       $    872,000     $    401,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three and six months ended March 31, 2005 and 2004.

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

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004:

During the quarter ended March 31, 2005, net revenues were $1,392,000 as compared to $1,274,000 for the same period of the previous year, a $118,000 or 9% increase. This overall increase was the result of higher laser sales during the current period. Lasers typically sell between $35,000 and $110,000, depending upon the type of laser. The number of lasers sold in a typical quarter during the past two years has ranged from one to six per quarter. Net sales from delivery and disposable devices decreased by $76,000 or 10% to $665,000 in the current quarter from $741,000 in the same quarter of the prior year. Net sales from service and rental decreased by $55,000 or 13% to $382,000 from $437,000 for the same quarters. This decrease was primarily due to the decrease in billable service for the current quarter.

Cost of sales during the quarter ended March 31, 2005 was 49% of net sales as compared to 52% of net sales during the quarter ended March 31, 2004.

Selling, general and administrative expenses increased in the current quarter to $632,000 from $540,000 in the prior year quarter, an increase of $92,000 or 17%. The increase in selling, general and administrative expenses was primarily the result of the following: the the loss of $45,000 in rental income from a subtenant whose lease terminated in June 2004 which offset rent expense, and an increases of $29,000 in payroll related expenses due to increases in operations staff and $21,000 in consultant fees (see Related Party Transactions).

Reasearch and development expenses increased in the current quarter to $144,000 from $94,000 in the prior year quarter, an increase of $50,000 or 53%. This increase was a result of Trimedyne increasing its efforts to improve and develop new delivery systems through an increase in staff.

Other income decreased by $132,000 or 75% to $45,000 in the second quarter of fiscal 2005 from $177,000 in the second quarter of 2004. During the three months ended March 31, 2004, the Company settled litigation with a competitor which resulted in the receipt of $155,000 in technology fees.

For the current quarter, the Company had a net loss of $24,000 or $(0.00) per share, based on 14,704,540 basic weighted average number of common shares outstanding, as compared to net income of $149,000, or $0.01 per share, based on 14,576,541 basic weighted average number of common shares outstanding in the same quarter of the previous year. This loss was the result of the increase in selling, general and administration expenses and decrease in other income as explained above.

Six months ended March 31, 2005 compared to six months ended March 31, 2004:

During the six months ended March 31, 2005, net revenues were $3,231,000 as compared to $2,654,000 for the same period of the previous year, a $577,000 or 22% increase. Net sales from lasers and accessories increased by $647,000 or 342% to $836,000 during the six months ended March 31, 2005 from $189,000 in the the same period of the prior year. Net revenues from delivery and disposable devices decreased by $28,000 or 2% to $1,585,000 during the six months ended March 31, 2005 from $1,613,000 for the same period of the prior year. During the six months ended March 31, 2005 export sales increased by $471,000 or 117% to $810,000 as compared to $401,000 in the the same period of the prior year. This increase was primarily due an increase in laser sales and existing customers increasing their yearly inventory of delivery systems. Net sales from service and rental decreased by $42,000 or 5% to $810,000 from $852,000 for the same quarters in the prior year. This decrease was primarily due to a decrease in billable service calls.

Cost of sales increased to 50% of net sales in the six months ended March 31, 2005 compared to 48% for the six months ended March 2004. This increase was primarily due to the hiring of additional service staff for MST, Inc.

For the six months ended March 31, 2005, selling, general and administrative expenses totaled $1,255,000 as compared to $1,107,000 for the same period of the previous year, a $148,000 or 13% increase. This increase in selling, general and administrative expenses since the prior year period is the result of the following: the loss of $90,000 in rental income from a subtenant whose lease terminated in June 2004 which offset rent expense, an increase in salaries and wages due to the hiring of additional operations staff and $21,000 in consultant expenses incurred by MST, Inc. (see Related Party Transactions).

During the six months ended March 31, 2005, reasearch and development expenses increased to $144,000 from $94,000 in the prior year six month period, an increase of $50,000 or 53%. This increase was a result of Trimedyne increasing its efforts to improve and develop new delivery systems through an increase in staff along with the preparation of related regulatory submissions.

Other income decreased by $229,000 to $71,000 in the current six-month period from $300,000 in the six-month period of fiscal 2004. In November 2003, the Company settled litigation with Lumenis, Inc. which resulted in the reduction of $88,000 in the liability for royalties in the quarter ended December 31, 2003 and the receipt of $155,000 in technology fees and royalties of $26,000 during the quarter ended March 31, 2004. During the previous year's quarter ended December 31, 2003 the Company also received $53,000 for an unrelated cash insurance settlement for a damaged laser. Other income was primarily offset by interest accrued on notes due to the CEO.

For the six months ended March 31, 2005, Trimedyne had net income of $149,000 or $0.01 per share, based on 14,704,540 basic weighted average number of common shares outstanding, as compared to a net income of $314,000, or $0.02 per share, based on 14,523,859 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, the Company had working capital of $3,689,000 compared to $3,529,000 at the end of the fiscal year ended September 30, 2004. Cash increased by $214,000 to $1,897,000 from $1,683,000 at the fiscal year ended September 30, 2004. During the six month period ended March 31, 2005, net cash provided by operating activities was $314,000, of which $35,000 was used in investing activities purchasing and upgrading computer equipment and $65,000 was used in financing activities for payments on debt. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. While we expect to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to operate profitably, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to our chief executive officer (the "Notes") outstanding which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible into shares of the Company's common stock at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the Note holder the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

Item 3. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II
Other Information

ITEM 1. Legal Proceedings

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current three and six months periods ended March 31, 2005.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection to medical procedures in which the Company's laser was used. This case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. At March 31, 2005, the Company has a loss contigency accrual for this claim in the amount of $50,000, based on the deductible under the insurance policy.


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

Date:  May 13, 2005                   /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

Date:  May 13, 2005              /s/ Jeffrey S. Rudner
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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclose in future reports any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

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

DATED:  May 13, 2005

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

4. The small business issuer's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)(4) and 15d-15(e)(4)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclose in future reports any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

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

DATED:  May 13, 2005

/s/ Jeffrey S. Rudner
--------------------------------
Jeffrey S. Rudner
Controller