Form 10QSB
period 2005-06-30
TRIMEDYNE INC
filed 2005-08-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  June 30, 2005                                                    0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

           Class                               Outstanding at August 15, 2005
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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      June 30,
                                                                        2005
                                                                   ------------

Current assets:
  Cash and cash equivalents                                        $  1,517,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $86,000                                                 801,000
  Inventories                                                         2,210,000
  Other                                                                 122,000
                                                                   ------------
   Total current assets                                               4,650,000

  Property and equipment, net                                           386,000
  Goodwill                                                              544,000
  Other assets                                                           90,000
                                                                   ------------
                                                                   $  5,670,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    472,000
  Accrued expenses                                                      456,000
  Deferred revenue                                                       49,000
  Accrued warranty                                                       54,000
  Income tax payable                                                     14,000
  Notes payable and current portion of long-term debt                    70,000
                                                                   ------------
    Total current liabilities                                         1,115,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             80,000
Long-term debt, net of current portion                                    5,000
                                                                   ------------

    Total liabilities                                                 1,400,000
                                                                   ------------
Commitments and contigencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,704,540 shares issued, 14,602,931
    shares outstanding                                                  148,000
  Capital in excess of par value                                     47,945,000
  Accumulated deficit                                               (43,110,000)
                                                                   ------------
                                                                      4,983,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,270,000
                                                                   ------------

                                                                   $  5,670,000
                                                                   ============

           See accompanying notes to consolidated financial statements


                                                TRIMEDYNE, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                             June 30,                        June 30,
                                                        2005            2004             2005           2004
                                                    ------------   ------------     ------------   ------------
Net revenues                                        $  1,552,000   $  1,696,000     $  4,783,000   $  4,350,000
Cost of revenues                                         918,000        864,000        2,535,000      2,232,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           634,000        832,000        2,248,000      2,118,000

Operating expenses:
 Selling, general and administrative                     657,000        578,000        1,912,000      1,685,000
 Research and development                                180,000         84,000          457,000        245,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              837,000        662,000        2,369,000      1,930,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                           (203,000)       170,000         (121,000)       188,000

Other income, net                                         54,000         13,000          125,000        313,000
                                                    ------------   ------------     ------------   ------------

Income (loss) before income taxes                       (149,000)       183,000            4,000        501,000

Provision for income taxes                                 4,000         25,000            8,000         29,000
                                                    ------------   ------------     ------------   ------------

Net income (loss)                                   $   (153,000)  $    158,000     $     (4,000)   $   472,000
                                                    ============   ============     ============    ===========

Net income (loss)per share:
  Basic                                             $      (0.01)  $       0.01    $          --   $       0.03
                                                    ============   ============     ============   ============
  Diluted                                           $      (0.01)  $       0.01    $          --   $       0.03
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,602,931     14,597,876       14,602,931     14,548,428
                                                    ============   ============     ============   ============
   Diluted                                            14,602,931     15,493,036       14,602,931     15,478,849
                                                    ============   ============     ============   ============

          See accompanying notes to consolidated financial statements.

                                        4

                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                              2005          2004
                                                                          -----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                      $    (4,000)   $  472,000
   Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           105,000       189,000
      Loss on disposal of property and equipment                                3,000         5,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (8,000)     (457,000)
      Inventories                                                            (246,000)     (126,000)
      Other assets                                                             17,000        53,000
      Accounts payable                                                         75,000         4,000
      Accrued expenses                                                        (57,000)      (77,000)
      Deferred revenue                                                         (2,000)       15,000
      Accrued warranty                                                         10,000        (4,000)
      Accrued interest due to officer                                          18,000        18,000
      Income tax payable                                                       (5,000)       14,000
                                                                          -----------   -----------

      Net cash provided by (used in) operating activities                     (94,000)      106,000
                                                                          -----------   -----------


Cash flows from investing activities:

   Purchase of property and equipment                                         (75,000)      (83,000)
                                                                          -----------   -----------
     Net cash used in investing activities                                    (75,000)      (83,000)
                                                                          -----------   -----------
Cash from financing activities:
   Exercise of stock options                                                      --        70,000
   Issuance of notes payable                                                  110,000            --
   Payments on debt                                                          (107,000)     (116,000)
                                                                          -----------   -----------

     Net cash provided by (used in) financing activities                        3,000       (46,000)
                                                                          -----------   -----------
Net decrease in cash and cash equivalents                                    (166,000)      (23,000)
Cash and cash equivalents at beginning of period                            1,683,000     1,346,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,517,000   $ 1,323,000
                                                                          ===========   ===========

Cash paid for interest and income taxes was insignificant in 2005 and 2004.

                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 and 2004
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2005 and the results of its operations and its cash flows for the three months and nine months ended June 30, 2005 and 2004. Results for the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2005.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2005 Annual Report on Form 10-KSB.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at June 30, 2005.

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

The following table illustrates the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                Three months ended          Nine months ended
                                                                      June 30,                  June 30,
                                                                 2005         2004           2005        2004
                                                              ---------    ---------      ---------   ---------
Net income (loss), as reported                                $(153,000)   $ 158,000      $ (4,000)   $ 472,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                       (61,000)     (29,000)       (99,000)    (39,000)
                                                              ---------    ---------      ---------   ---------

Pro forma net income (loss)                                   $(214,000)   $ 129,000      $(103,000)  $ 433,000
                                                              =========    =========      =========   =========

Net income (loss) per share - basic:

  As reported                                                 $   (0.01)   $    0.01      $      --   $    0.03
                                                              =========    =========      =========   =========

  Pro forma                                                   $   (0.01)   $    0.01      $   (0.01)  $    0.03
                                                              =========    =========      =========   =========

Net income (loss) per share - diluted:

  As reported                                                 $   (0.01)   $    0.01      $      --   $    0.03
                                                              =========    =========      =========   =========

  Pro forma                                                   $   (0.01)   $    0.01      $   (0.01)  $    0.03
                                                              =========    =========      =========   =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       Three months ended            Nine months ended
                                           June 30,                      June 30,
                                      2005           2004            2005           2004
                                  ----------     ----------      ----------     ----------
Dividend yield                            --             --              --             --

Expected volatility                      80%            80%             80%            80%

Risk-free interest rate                3.47%          2.11%           3.47%          2.11%

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2005 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instrument.

Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. At June 30, 2005, the Company has accrued $54,000 for estimated future warranty costs. Warranty activity for the periods presented was not significant.

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Related Party Transactions

During the second quarter ended March 31, 2005, a member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company recorded $31,000 and $52,000 in consulting expenses associated with the arrangement which was included in adminstrative expense for the three and nine months periods ended June 30, 2005, respectively. The consulting services are not expected to be extended beyond a one year period.

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

NOTE 2 - Balance Sheet Items

                                                                      June 30,
                                                                        2005
                                                                    -----------
Inventories consist of the following:

   Raw material                                                     $   929,000
   Work-in-process                                                      570,000
   Finished goods                                                       995,000
                                                                    -----------
                                                                      2,494,000
   Less inventory reserve                                              (284,000)
                                                                    -----------
                                                                    $ 2,210,000
                                                                    ===========

Other current assets consist of the following:

   Prepaid insurance                                                $   108,000
   Other                                                                 14,000
                                                                    -----------
   Total other current assets                                       $   122,000
                                                                    ===========

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,458,000
   Leasehold improvements                                               214,000
   Other                                                                233,000
                                                                    -----------
                                                                      2,905,000
Less accumulated depreciation and amortization                       (2,519,000)
                                                                    -----------
   Total property and equipment, net                                $   386,000
                                                                    ===========

Accrued expenses consist of the following:

   Loss contingency                                                 $    36,000
   Accrued salaries and wages                                            32,000
   Accrued vacation                                                     113,000
   Accrued compensation                                                  18,000
   Sales and use tax                                                     38,000
   Customer deposits                                                    133,000
   Accrued professional expenses                                         56,000
   Accrued commissions                                                   20,000
   Accrued payroll taxes                                                  3,000
   Other                                                                  7,000
                                                                    -----------
   Total accrued expenses                                           $   456,000
                                                                    ===========
                                       9

NOTE 3 - Notes Payable and Long-Term Debt

Loan payable to leasing company, bearing interest at 8% per
annum; principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured by
the related forklift.                                               $     7,000

Notes payable to finance company, issued in conection with
financing certain insurance policies. The notes bear interest at 5.98% per annum and require monthly principal and interest
payments of $9,732 through January 2006.                                 68,000
                                                                    ------------
                                                                    $    75,000

Less: current portion                                                   (70,000)
                                                                    -----------
                                                                    $     5,000
                                                                    ===========

NOTE 4 - Convertible Notes Due to Officer

At June 30, 2005, the Company had two outstanding
senior convertible notes due to its chief executive
officer. These notes mature, with interest at 12% per
annum, in February and April 2007, and are convertible
at prices of $0.40 and $0.50 per share.  These
convertible notes are secured by substantially all of
the Company's assets.                                              $   200,000
                                                                   ===========

Accrued interest on these notes was $80,000 at June 30, 2005.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                                  Three months ended           Nine months ended
                                                                         June 30,                    June 30,
                                                              --------------------------    --------------------------
                                                                    2005          2004          2005          2004
                                                              ----------     ----------   ------------   -----------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share                14,602,931     14,597,876     14,602,931      14,548,428

 Effect of dilutive options                                            *(1)     287,660              *(2)      322,921
 Effect of senior convertible secured
   notes due to officer and accrued interest                           *(1)     607,500              *(2)      607,500
                                                              ----------     ----------     ----------      ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share              14,602,931     15,493,036     14,602,931      15,478,849
                                                              ==========     ==========     ==========      ==========

Numerator

 Net income (loss)                                           $ (153,000)     $  158,000     $  (4,000)      $  472,000

 Add - interest on senior convertible
   secured notes due to officer                                       *(1)        6,000              *(2)       18,000
                                                            -----------     -----------     ----------      ----------

 Net income (loss) available to common stockholders         $  (153,000)    $   164,000     $   (4,000)    $   490,000
                                                            ===========     ===========     ==========     ===========

(1) The effects are anti-dilutive, and therefore, they are not considered in the calculation of diluted income (loss) per share. Note: had the effect of the dilutive options and convertible debt outstanding been added to the diluted weighted-average common shares outstanding, the diluted common shares outstanding would have been 703,579 greater.

(2) The effects are anti-dilutive, and therefore, they are not considered in the calculation of diluted income (loss) per share. Note: had the effect of the dilutive options and convertible debt outstanding been added to the diluted weighted-average common shares outstanding, the diluted common shares outstanding would have been 717,829 greater.

NOTE 6 - Contingencies:

Litigation

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current three and nine month periods ended June 30, 2005 (see Note 7).

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. Trimedyne would be liable for any judgement in excess of $5,000,000. At June 30, 2005, the Company accrued $50,000 as a loss contigency on this claim, based on the deductible under the insurance policy, of which $14,000 was paid in attorney fees as of June 30, 2005.

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

NOTE 7 - Other Income

During the nine months ended June 30, 2005, the Company received $133,000 in royalties in connection with the terms of the above Settlement Agreement (see
Note 6), which is included in other income for the nine month period ended June 30, 2005.

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


NOTE 8  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and nine months ended June 30, 2005 and June 30, 2004 are as follows (unaudited):

                                       For the quarter ended June 30, 2005           For the quarter ended June 30, 2004

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Net revenues                       $ 1,194,000   $   358,000   $ 1,552,000         $ 1,294,000   $   402,000   $ 1,696,000
   Cost of revenues                       649,000       269,000       918,000             634,000       230,000       864,000
                                     ----------------------------------------         ---------------------------------------

   Gross profit                           545,000        89,000       634,000             660,000       172,000       832,000

   Operating expenses:
   Selling, general and
     administrative                       533,000       124,000       657,000             452,000       126,000       578,000
   Research and development               180,000            --       180,000              84,000            --        84,000
                                     ----------------------------------------         ---------------------------------------

   (Loss) income from operations      $  (168,000)  $   (35,000)     (203,000)        $   124,000   $    46,000       170,000
                                     ==========================                       =========================
   Other income (expense):
     Interest income                                                    4,000                                           2,000
     Interest expense                                                  (9,000)                                         (8,000)
     Royalty income                                                    52,000                                          19,000
     Settlements and recoveries                                         7,000                                           --
     Income taxes                                                      (4,000)                                        (25,000)
                                                                 ------------                                      ----------
   Net (loss) income                                              $  (153,000)                                     $  158,000
                                                                 ============                                      ==========

                                      For the nine months ended June 30, 2005         For the nine months ended June 30, 2004

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                     ----------------------------------------        ----------------------------------------

   Net revenues                       $ 3,615,000   $ 1,168,000   $ 4,783,000         $ 3,096,000   $ 1,254,000   $ 4,350,000

   Cost of revenues                     1,704,000       831,000     2,535,000           1,488,000       744,000     2,232,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                         1,911,000       337,000     2,248,000           1,608,000       510,000     2,118,000

   Operating expenses:
   Selling, general and
     administrative                     1,524,000       388,000     1,912,000           1,256,000       429,000     1,685,000
   Research and development               457,000            --       457,000             245,000            --       245,000
                                     ----------------------------------------        ----------------------------------------

   (Loss) income from operations      $   (70,000)  $    (51,000)    (121,000)        $   107,000   $    81,000       188,000
                                      ==========================                      =========================
   Other income (expense):
    Interest income                                                    11,000                                           4,000
    Interest expense                                                  (24,000)                                        (27,000)
    Loss on disposal of equipment                                      (3,000)                                         (5,000)
    Royalty income                                                    133,000                                          45,000
    Settlements and recoveries                                          8,000                                         296,000
    Income taxes                                                       (8,000)                                        (29,000)
                                                                 ------------                                      ----------
   Net (loss) income                                              $    (4,000)                                     $  472,000
                                                                 ============                                      ==========


Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2005 and June 30, 2004 were as follows (unaudited):

                                           For the three months ended June 30,    For the nine months ended June 30,

                                                 2005             2004                   2005             2004
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $  405,000       $  406,000             $  1,241,000     $   595,000
  Delivery and disposable devices               789,000          888,000                2,374,000       2,501,000
  Service and rental                            358,000          402,000                1,168,000       1,254,000
                                             ----------       ----------             ------------     -----------
        Total                                $1,552,000       $1,696,000             $  4,783,000     $ 4,350,000
                                             ==========       ==========             ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $   95,000       $  155,000             $    380,000     $   200,000
  Delivery and disposable devices               450,000          505,000                1,531,000       1,408,000
  Service and rental                             89,000          172,000                  337,000         510,000
                                             ----------       ----------             ------------     -----------
        Total                                $  634,000       $  832,000             $  2,248,000     $ 2,118,000
                                             ==========       ==========             ============     ===========

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

Sales in foreign countries for the quarters ended June 30, 2005 and June 30, 2004 accounted for approximately 22% and 8% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2005 and June 30, 2004 accounted for approximately 18% and 10% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Nine months      Nine months
                ended June      ended June        ended June       ended June
                 30, 2005        30, 2004          30, 2005         30, 2004
               ------------    -----------       ------------     ------------
Asia            $   299,000    $   325,000       $    800,000     $    497,000
Europe               37,000        131,000            320,000          328,000
Latin America         2,000          5,000             86,000           14,000
Middle East           1,000          5,000              1,000           17,000
Other                25,000             --             29,000           11,000
                ------------   -----------       ------------     ------------
                $   364,000    $   466,000       $  1,236,000     $    867,000
               =============   ===========       ============     ============

All long-lived assets were located in the United States during the three and nine months ended June 30, 2005 and 2004.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of its receivables at least quarterly. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004:

During the quarter ended June 30, 2005, net revenues were $1,552,000 as compared to $1,696,000 for the same period of the previous year, a $144,000 or 8% decrease. Net revenues from delivery and disposable devices decreased by $99,000 or 11% to $789,000 in the current quarter from $888,000 in the same quarter of the prior year. Net revenues from service and rental decreased by $44,000 or 11% to $358,000 from $402,000 for the same quarters. This decrease was primarily due to the decrease in billable service for the current quarter.

Cost of revenues during the quarter ended June 30, 2005 was 59% of net revenues as compared to 50% of net revenues during the quarter ended June 30, 2004. This increase was primarily due to a decrease in service revenue while maintaining current service staffing costs, which resulted in higher cost per service call, combined with additional periodic maintenance of rental inventory for our service subsidiary, Mobile Surgical Technologies, Inc.

Selling, general and administrative expenses increased in the current quarter to $657,000 from $578,000 in the prior year quarter, an increase of $79,000 or 13%. The increase in selling, general and administrative expenses was primarily the result of the following: the loss of $45,000 in rental income from a subtenant whose lease terminated in June 2004 which offset rent expense, and $31,000 in consultant fees (see Related Party Transactions).

Research and development expenses increased in the current quarter to $180,000 from $84,000 in the prior year quarter, an increase of $96,000 or 114%. This increase was a result of Trimedyne increasing its efforts to improve and develop new delivery systems through an increase in staff.

Other income, net increased by $41,000 or 315% to $54,000 in the third quarter of fiscal 2005 from $13,000 in the third quarter of 2004. During the three months ended June 30, 2005, the Company received $52,000 in royalties in connection with the terms of a settlement with a competitor (see Note 6).

For the current quarter, the Company had a net loss of $153,000 or $(0.01) per share, based on 14,602,931 basic weighted average number of common shares outstanding, as compared to net income of $158,000, or $0.01 per share, based on 14,597,876 basic weighted average number of common shares outstanding in the same quarter of the previous year, resulting from the above mentioned factors.

Nine months ended June 30, 2005 compared to nine months ended June 30, 2004:

During the nine months ended June 30, 2005, net revenues were $4,783,000 as compared to $4,350,000 for the same period of the previous year, a $433,000 or 10% increase. Net revenues from lasers and accessories increased by $646,000 or 209% to $1,241,000 during the nine months ended June 30, 2005 from $595,000 in the the same period of the prior year. Net revenues from delivery and disposable devices decreased by $127,000 or 5% to $2,374,000 during the nine months ended June 30, 2005 from $2,501,000 for the same period of the prior year. Net revenues from service and rental decreased by $86,000 or 7% to $1,168,000 from $1,254,000 for the same quarters in the prior year, which was primarily due to a decrease in billable service calls combined with a decrease in laser service rental fees from MST.

Cost of revenues increased to 53% of net sales in the nine months ended June 30, 2005 compared to 51% for the nine months ended June 30, 2004. This increase was primarily due to a decrease in service revenue while maintaining current service staffing costs, which resulted in higher cost per service call.

For the nine months ended June 30, 2005, selling, general and administrative expenses totaled $1,912,000 as compared to $1,685,000 for the same period of the previous year, a $148,000 or 13% increase. This increase in selling, general and administrative expenses since the prior year period is primarily the result of the loss of $152,000 in rental income from a subtenant whose lease terminated in June 2004 which offset rent expense and $52,000 in consultant expenses incurred by MST, Inc. (see Related Party Transactions) offset by a decrease in administrative salaries of $37,000 and a decrease in marketing expenses of $18,000.

During the nine months ended June 30, 2005, research and development expenses increased to $457,000 from $245,000 in the prior year nine month period, an increase of $212,000 or 87%. This increase was a result of Trimedyne increasing its efforts to improve and develop new delivery systems through an increase in staff along with the preparation of related regulatory submissions.

Other income, net decreased by $188,000 to $125,000 in the current nine-month period from $313,000 in the nine- month period of fiscal 2004. During the current year nine-month period $133,000 was received in royalties, $11,000 in interest income. Other income during the current nine-month period ended June 30, 2005 was offset by accrued interest on notes due to the CEO. In November 2003, the Company settled litigation with Lumenis, Inc. which resulted in the reduction of $88,000 in the liability for royalties in the quarter ended December 31, 2003 and the receipt of $155,000 in technology fees and royalties of $26,000 during the quarter ended June 30, 2004. During the previous year's quarter ended December 31, 2003 the Company also received $53,000 for an unrelated cash insurance settlement for a damaged laser. Other income for the previous nine-month period ended June 30, 2004 was offset by accrued on notes due to the CEO.

For the nine months ended June 30, 2005, Trimedyne had a net loss of $4,000 or $(0.00) per share, based on 14,602,931 basic weighted average number of common shares outstanding, as compared to a net income of $472,000, or $0.03 per share, based on 14,548,428 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, the Company had working capital of $3,535,000 compared to $3,529,000 at the end of the fiscal year ended September 30, 2004. Cash and cash equivalents decreased by $166,000 to $1,517,000 from $1,683,000 at the fiscal year ended September 30, 2004. During the nine month period ended June 30, 2005, net cash of $94,000 was used by operating activities along with $75,000 used in investing activities purchasing and upgrading computer equipment company-wide and purchasing rental equipment for MST, Inc. Notes payable increased by $110,000, primarily for the financing of insurance policies, while $107,000 was used for payments on debt, which resulted in net cash provided by financing activities of $3,000. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. While we expect to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to operate profitably, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

Item 3. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
Other Information

ITEM 1. Legal Proceedings

On November 17, 2003, the Company and Lumenis entered into a settlement agreement (the "Settlement Agreement"), under which the court dismissed the litigation between them. The Settlement Agreement also provided that Lumenis would apply a credit to royalties due by the Company under the License Agreement, which the Company had accrued, and pay the Company $5,000 for the remaining overpayment of royalties due under the License Agreement. The Settlement Agreement also provided that the Company and Lumenis would enter into an original equipment manufacture ("OEM") agreement whereby Lumenis would pay the Company a technology access fee of $150,000 and purchase from the Company certain side-firing and angled-firing fiber optic devices, which Lumenis will market with its lasers, plus an amount equal to 7.5% of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. The above technology fee and royalties were received during the fiscal year ended September 30, 2004 and royalties are currently being received per the above agreement and included in other income for the current three and nine months periods ended June 30, 2005.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. Trimedyne would be liable for any judgement in excess of $5,000,000. At June 30, 2005, the Company accrued $50,000 as a loss contigency on this claim, based on the deductible under the insurance policy, of which $14,000 was paid in attorney fees as of June 30, 2005.


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

Date:  August 19, 2005                   /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

Date:  August 19, 2005              /s/ Jeffrey S. Rudner
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

DATED:  August 19, 2005

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

DATED:  August 19, 2005

/s/ Jeffrey S. Rudner
--------------------------------
Jeffrey S. Rudner
Controller