Form 10KSB
period 2005-09-30
TRIMEDYNE INC
filed 2006-01-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005         COMMISSION FILE NO. 0-10581

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 122b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for the most recent fiscal year were: $6,482,000.

The aggregate market value of voting stock held by non-affiliates of registrant on January 11, 2006 based upon the closing price of the common stock on such date was approximately $9,929,993.

As of January 12, 2006, there were outstanding 14,602,931 shares of registrant's Common Stock.

                                   TABLE OF CONTENTS

PART I
ITEM 1.    DESCRIPTION OF BUSINESS................................................    3
               General  ..........................................................    3
               Orthopedics, Urology and Other Surgical Specialties................    4
               Cardiodyne.........................................................    4
               New Products.......................................................    5
               License Agreements ................................................    5
               Research and Development ..........................................    5
               Manufacturing, Supply Agreements ..................................    5
               Marketing .........................................................    5
               Government Regulation .............................................    6
               Investigational Device Exemptions..................................    6
               510(k) Premarket Notification .....................................    6
               Premarket Approval ................................................    6
               Inspection of Plants ..............................................    7
               State Regulation ..................................................    7
               Insurance Reimbursement ...........................................    7
               Cost of Compliance and Other Applicable Regulations ...............    7
               Employees .........................................................    8
               Patents and Patent Applications ...................................    8
               Competition .......................................................    8
               Insurance .........................................................    8
               Foreign Operations ................................................    9
ITEM 2.    DESCRIPTION OF PROPERTIES .............................................    9
ITEM 3.    LEGAL PROCEEDINGS......................................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................    9

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   10
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............   11
ITEM 7.    FINANCIAL STATEMENTS...................................................  F-1
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...............................................   13
ITEM 8A.   CONTROLS AND PROCEDURES................................................   14
ITEM 8B.   OTHER INFORMATION......................................................   14

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................   15
ITEM 10.   EXECUTIVE COMPENSATION ................................................   16
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS........................................   17
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   18
ITEM 13.   EXHIBITS...............................................................   18
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................   19

                                           2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2006.

GENERAL

Trimedyne, Inc. (the "Company") is engaged in the development, manufacturing and marketing of Holmium "cold" pulsed Lasers and a variety of proprietary, reusable and disposable fiber optic devices for use in minimally invasive surgical procedures. The Company's lasers and fiber optic devices have been cleared for sale by the U.S. Food and Drug Administration ("FDA") for use in orthopedics (diskectomy, disc decompression and endoscopic foraminoplasty procedures to treat herniated and ruptured lumbar, thoracic and cervical discs), arthroscopy (to treat soft tissue in joints), urology (for ablation and resection of the prostate and for fragmentation of stones in the kidney, ureter, and bladder), ear, nose and throat (ENT) surgery (sinus surgery), and other procedures in gynecology, gastrointestinal (GI) surgery, general surgery and other medical specialties.

In addition to selling its products, the Company provides its lasers and lasers made by other companies to hospitals, outpatient surgery centers and physicians in the Southwest on a "fee per case" basis through its wholly-owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), which is based in Dallas, Texas. The per case fee may also include the use of a disposable or reusable fiber optic device.

The Company has developed a new, proprietary VaporMAX(TM) Side Firing Laser Device, which it believes may have significant advantages over side firing laser devices made by other companies for soft tissue vaporization of the prostate. The new device vaporizes soft tissue faster than other side firing laser devices presently being marketed by other companies, based upon animal tissue laboratory testing and published data.

The Company has received FDA clearance to market its new VaporMAX(TM) Side Firing Device for use with its Holmium lasers and Holmium lasers made by other companies with a compatible connector for soft tissue vaporization in the laser's cleared indications, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate. BPH affects an estimated 50% of men over age 55, and about 200,000 procedures are performed each year in the United States to treat this condition.

In November 2003, the company settled its litigation against Lumenis, Inc. (see
Item 3, "LEGAL PROCEEDINGS"). Under the settlement agreement, Lumenis, Inc. ("Lumenis") agreed to purchase a majority of its Angled-Firing (60(degree) to 75(degree) firing) and 100% of its Side-Firing (75(degree) to 90(degree)) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and, the Company offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, called the Maximum Ablation or "MA" Device, for use with Lumenis' Holmium lasers for their cleared indications, which include the treatment of BPH.

Before Lumenis can begin purchasing MA Devices from the Company, Lumenis must test the MA Devices and qualify the Company's manufacturing facility and its quality control and manufacturing processes as a supplier to Lumenis. Unless any unanticipated delays occur, the Company believes Lumenis will complete its testing and qualification process and will begin purchasing MA Devices from the Company the second calendar quarter of 2006. The Company anticipates marketing its VaporMAX(TM) device with connectors for Trimedyne lasers at the same time. The Company believes that sales of these devices will begin to contribute substantially to the Company's revenues, in said quarter or the following quarter.

Net revenues of the Company in the fiscal year ended September 30, 2005 increased $509,000 or 8.5% to $6,482,000 from $5,973,000 for the prior year, largely due to increased unit sales of lasers. Since lasers carry a significant sales price, fluctuation in laser sales can affect revenues disproportionately compared to sales of reusable and disposable devices at significantly lower unit prices.

The Company had net income of $186,000 or $0.01 per basic share in fiscal 2005, compared to net income of $1,001,000 or $0.07 per basic share in fiscal 2004.

The Company believes its future lies in expanding the sales of its VaporMAX(TM) device and other disposable and reuseable fiber-optic devices, expanding MST's "fee per case" laser services business, expanding the sales of its Holmium lasers, and introducing new fiber optic devices for use in orthopedics, urology, gynecology, ENT surgery and gastrointestinal surgery. (See "NEW PRODUCTS" for a description of the new products that the Company is developing).

The Company's working capital at September 30, 2005 was $3,773,000. The Company has operated profitably for the past three years, and management believes the Company will be able to operate as a going concern for the foreseeable future. However, the Company may require additional working capital in the future to develop new products and to maintain revenues. (See "Management's Discussion and Analysis or Plan of Operation" herein).

The Company was incorporated in Nevada on May 1, 1980, and adopted its present name on December 31, 1980. The Company has a 100% owned subsidiary, Mobile Surgical Technologies (MST) and a 90% owned subsidiary, Cardiodyne, Inc., which is inactive. Unless the context otherwise requires, all references to the Company shall be to Trimedyne, Inc. and its MST and Cardiodyne subsidiaries. The Company's principal executive offices are located at 15091 Bake Pkwy., Irvine, CA 92618, and its telephone number is (949) 951-3800. However, the Company plans to move to a newer office, R&D, manufacturing and warehouse facility, with 28,700 Sq. ft. of space at 25901 Commercentre Drive, Lake Forest, CA, 92630, in early 2006. (See Item 2, "DESCRIPTION OF PROPERTIES").

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

In November 2000, the Company received clearance from the FDA to market its Holmium Lasers and laser devices for use in endoscopic laser foraminoplasty, a minimally invasive, endoscopic procedure in which the laser is used to create an opening into the foraminal space in the spine, enabling the surgeon to see the disc and nerves. Laser energy then is transmitted through the Company's proprietary, side-firing laser needle to vaporize disc tissue that is pressing on the nerves in the spine, causing pain. In September 2003, the Company received clearance from the FDA to market its laser devices in diskectomy procedures to treat herniated and ruptured thoracic (upper back) and cervical
(neck) discs.

In addition to its 30 and 80 watt Holmium lasers, the Company introduced a smaller 20 watt Holmium laser in 2005 for use in lithotripsy, disk decompression, ENT surgery, general surgery, gynecology, gastrointestinal surgery, and other surgical applications.

CARDIODYNE

In October 1996, the Company organized Cardiodyne, a 90% owned subsidiary, which was developing a proprietary Laser Trans Myocardial Revascularization ("Laser TMR") System for the treatment of severe angina resulting from advanced coronary artery disease. The Company ceased funding Cardiodyne in January 2001, and Cardiodyne is presently inactive.

NEW PRODUCTS

The Company believes the development of new products is essential to its future success. While the Company is engaged in the development of the new products described below, since the Company is attempting to control its costs, the resources being expended in such development efforts are limited.

The Company plans to develop several new, disposable, fiber-optic laser energy delivery devices for use in new minimally invasive procedures in urology, gynecology, gastrointestinal surgery and ENT surgery, which the Company believes will offer advantages over surgery and other competing technologies. In 2006, the Company has plans to test a small, less expensive diode (solid state) laser for use with certain of its proposed new laser devices for use in urology, gynecology, ENT surgery and GI surgery. There is no assurance the new fiber-optic devices to be developed by the Company will be completed on a timely basis, as the Company is devoting only limited resources to this effort, or that they will be cleared for sale by the FDA or can be successfully marketed. The Company has been issued U.S. patents covering certain of its proposed new fiber-optic devices and has filed patent applications covering others.

LICENSE AGREEMENTS

The Company has license agreements with a number of universities and inventors, under which royalties on sales, if any, are payable. Sales of products covered by these licenses are presently not material. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company, all of which have been assigned to the Company without royalty. The Company's patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

RESEARCH AND DEVELOPMENT

>From its inception to September 30, 2005, an aggregate of $48,715,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $623,000 and $319,000 was expended during the fiscal years ended September 30, 2005 and 2004, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING, SUPPLY AGREEMENTS

The Company believes that it has adequate engineering, design and manufacturing facilities (see "DESCRIPTION OF PROPERTIES" herein).

The Company has supply agreements with several suppliers for components and materials used in the production of its products. However, the Company has no long-term volume commitments. The materials used in the Company's products, consisting primarily of certain plastics, optical fibers, lenses, various metal alloys, lasers and laser assemblies and components used in the manufacture of its lasers are, in most cases, available from several vendors. The Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead time when procuring certain materials and supplies. Where the Company is currently using only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as 1,000 or more outpatient surgery centers. The Company's proposed new products (see "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups to whom its lasers and fiber-optic laser energy delivery devices are presently marketed. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2005, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with 6 independent sales entities with approximately 25 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President of Sales who directs the Company's sales activities in the United States and elsewhere.


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

Prior to the sale of any of its products, the Company is required to obtain marketing clearance or approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were inspected by the FDA in October 2003 and no deficiencies in the Company's compliance with the FDA's Good Manufacturing Practice ("GMP") requirements were cited by the FDA.

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

All of the Company's currently marketed lasers and fiber-optic laser energy delivery devices were cleared for sale under 510(k) Notifications. However, some or all of the new products the Company plans to develop may require extensive clinical trials and the filing of a PMA, which will entail substantially more cost over a significantly longer period of time.

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

There is no assurance that required PMA approvals or 510(k) clearances for any new products the Company may develop can be obtained or that 510(k) clearances for the Company's present products can be maintained. The failure to maintain 510(k) clearances for existing products or to obtain needed PMA approvals or 510(k) clearances for new products might have a material adverse effect on the Company's future operations.

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. The Company's manufacturing facility was inspected by the FDA in October 2003 and no deficiences in the Company's compliance with the FDA's GMP requirements were cited by the FDA. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

INSURANCE REIMBURSEMENT

To permit the users of the Company's products to obtain reimbursement under Federal health care programs such as Medicare, the Company may be required to demonstrate, in an application to the Centers for Medicare and Medicaid Services ("CMS"), at either the local or federal level or both, the safety and efficacy of its products and the benefit to patients therefrom which justify the cost of such treatment. Criteria for demonstrating such benefits are in the process of being defined by CMS, and there does not yet exist a clear method or requirement to receive approval for reimbursement. There is no assurance that such an application, if made, will be approved by CMS. Most private health insurance companies and state health care programs have standards for reimbursement similar to those of CMS. If an application for reimbursement of a product is not approved by CMS, private insurers and/or health care programs, marketing of such product would be adversely affected.

COST OF COMPLIANCE WITH FDA AND OTHER APPLICABLE REGULATIONS

The costs of complying with FDA and other governmental regulations prior to the sale of approved products are reflected mainly in the Company's R&D expenditures. The cost of first obtaining an IDE for a product and, after having developed a product which in the Company's view is safe and effective, obtaining a PMA approval therefore, as well as making the necessary application to CMS in order to establish insurance reimbursability for treatments utilizing such product, adds significantly to the cost of developing and bringing a product to market over what such cost would have been if such regulatory requirements did not exist.

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

EMPLOYEES

On September 30, 2005, the Company had 51 full-time employees, of whom nine were employed by MST. Of the remainder, 31 were engaged in production and engineering, two in sales and marketing, and nine in general and administrative functions. On September 30, 2005, the Company had six part-time employees of whom five were engaged in production and engineering, and one in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2005, the Company owned or had licenses to 19 U.S.
patents, 3 foreign patents, 10 U.S. patent applications and 7 foreign patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

COMPETITION

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Medtronic, Inc., Johnson & Johnson, Boston Scientific, Inc., Lumenis, Inc., Laserscope, Inc., ACMI Corporation, and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are: PhotoMedex, Inc., Lisa Lasers, Convergent, Inc. and others, certain of which are publicly held.

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

FOREIGN OPERATIONS

In fiscal 2005 and 2004, sales of products in foreign countries accounted for approximately 28.1% and 21.7%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently occupies approximately 47,000 square feet of office, manufacturing and warehouse space in Irvine, California, which it leases at a rental of approximately $44,000 per month through March 2006. During the fiscal year ended September 30, 2004, the Company subleased approximately 8,800 square feet of this facility to an unaffiliated third party health management company at a monthly rental of $14,990 and the revenue from this sublease was recorded as an offset to rent expense. This sublease arrangement terminated on June 30, 2004.

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1,563 per month through August 2007.

Management considers all of its facilities to be well maintained and adequate for its purposes.

The Company has signed a lease for a 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630, approximately 3 miles from its present location. The lease becomes effective on April 1, 2006, and has a five-year term with two five-year renewal options. The lease agreement provides for rent of $28,126 per month through November 2007, and then for two 4% rental increases effective on December 2007 and August 2009. The Company plans to move to its new facility in early 2006.

ITEM 3. LEGAL PROCEEDINGS

In November 2003, the Company settled its litigation against Lumenis. Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase a majority of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company has offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of BPH.

The Company received $155,000 in technology fees, a reduction of $88,000 in previously accrued for royalties and $60,000 in royalties, respectively, in connection with the terms of the settlement agreement, which was included in other income for the year ended September 30, 2004. The Company received $262,000 in royalties for fiscal 2005, in connection with the terms of the settlement agreement, which is included in other income for the fiscal year ended September 30, 2005.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. The Company's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued $50,000 for this claim, of which $36,000 has been paid, based on the deductible under the insurance policy.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2005, no matters were submitted to a vote of securities holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. MARKET INFORMATION

The Company's Common Stock has been traded on the NASDAQ system in the over-the-counter market since April 13, 1982. From August 12, 1986 to November 18, 2003, the Company's stock was quoted on the NASDAQ National Market or Small Cap Market System under the symbol "TMED". Since November 18, 2003, the Company's Common Stock has been quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:


       2004                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2003                          1.95              0.76
       March 31, 2004                             1.40              1.10
       June 30, 2004                              1.25              0.83
       September 30, 2004                         0.88              0.51

       2005                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2004                          0.75              0.55
       March 31, 2005                             0.76              0.55
       June 30, 2005                              0.75              0.55
       September 30, 2005                         0.75              0.53

    B. HOLDERS OF COMMON STOCK

As of September 30, 2005, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

    C. DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

    D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2005 with respect to the shares of the Company's common stock that may be issued through its employee compensation plans:

                                                                             NUMBER OF
                                                                        SECURITIES REMANING
                                NUMBER OF                               AVAILABLE FOR FUTURE
                             SECURITIES TO BE                            ISSUANCE UNDER
                               ISSUED UPON       WEIGHTED-AVERAGE             EQUITY
                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                            OPTIONS, WARRANTS    OPTIONS, WARRANTS      REFLECTED IN COLUMN
                               AND RIGHTS           AND RIGHTS                  (a))
                            -----------------    -----------------     ---------------------
    PLAN CATEGORY                  (a)                  (b)                      (c)
    ---------------------   -----------------    -----------------     ---------------------
    Equity compensation
    plans approved by
    security holders                 285,200      $           1.32                    22,850

    Equity compensation
    plans not approved by
    security holders               1,112,000      $           1.12                   785,000
                            ----------------      ----------------     ---------------------
    Total                          1,397,200      $           1.16                   807,850
                            ================      ================     =====================

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined by Regulation S-B Section 303.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We recognize revenue when the title and risk of ownership have passed to the buyer. In making that assessment, we determine that pervasive evidence of an agreement exists, the products have been shipped, the prices are fixed and determinable and not subject to refund or adjustment, and collection of the amount are reasonably assured. We use purchase orders for the sale of lasers and related disposable systems which is customary in our business. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2005 and 2004, were less than one percent of revenues.

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

We write down our inventory for estimated obsolescence equal to the salvage value of the obsolete inventory. Product obsolescence may be caused by changes in technology discontinuance of a product line, replacement products in the marketplace or other competitive situations. At the end of fiscal 2004, we discarded in excess of $309,000 of inventories which had no carrying value because of prior writedowns we recorded. We maintain a reserve on inventories that we consider to be slow moving or obsolete, to reduce the inventory to their net estimated realizable value. The inventory reserves at September 30, 2005 was $284,000.

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

No such adjustment was required at the end of the fiscal year ended September 30, 2005.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2005 and 2004.

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

Consolidated Results of Operations Fiscal Years 2004 and 2005

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2005 and 2004

                                                  Year Ended September 30,
                                                    2005          2004
                                                    -----         -----
Net revenues                                        100.0%        100.0%
Cost of sales                                        53.9          46.1
Selling, general and administrative expenses         37.4          36.8
Research and development expenses                     9.6           5.3
Interest expense                                      0.5           0.6
Other income, net                                     4.4           6.1
Income taxes                                          0.1           0.5
Net income                                            2.9          16.8

NET REVENUES

Net revenues increased $509,000 or 8.5% in fiscal 2005 to $6,482,000 from $5,973,000 in fiscal 2004, largely due to increased unit sales of lasers. Net revenues from service and rental decreased by $114,000 or 6.4% primarily due to decreased billable sales generated by our service department. International export revenues increased to $1,822,000 for fiscal 2005 from $1,298,000 for fiscal 2004. This increase was primarily due to increased sales in Asia.

COST OF GOODS SOLD

Cost of sales in fiscal 2005 was approximately 53.9% of net revenues, compared to 46.1% in fiscal 2004. Cost of sales was lower during the prior year primarily due to an adjustment to reduce the Company's general reserve for slow moving and obsolete inventory which was previously recorded. Based upon management's review of the Company's inventories at September 30, 2004, which considered the inventory turn rates and projected future usages, management concluded that the reserve on inventories, which was primarily a general reserve, required an adjustment to reduce the inventory reserve by $290,000. As a result, during the fourth quarter for the year ended September 30, 2004, the Company reversed $290,000 of this reserve, which resulted in decreasing cost of sales for the fiscal year ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 10.1% to $2,423,000 in fiscal 2005, compared to $2,200,000 in fiscal 2004. The $223,000 increase in fiscal 2005 is primarily attributed to an increase in rent expense of $153,000 or 51% to $548,000 in fiscal 2005 from $363,000 in fiscal 2004, combined with an increase in insurance expense of $49,000 or 19% to $304,000 in fiscal 2005 from $255,000 in fiscal 2004. During the fiscal year ended September 30, 2004, the Company subleased approximately 8,800 square feet of this facility to an unaffiliated third party health management company through June 30, 2004, and recognized $153,000 of sublease income which was recorded as an offset to rent expense. This sublease arrangement terminated on June 30, 2004.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses were $623,000 in fiscal 2005, compared to $319,000 in fiscal 2004. R&D as a percentage of net revenues increased to 9.6% of net revenues in fiscal 2005 as compared to 5.3% in fiscal year 2004. R&D spending in fiscal 2005 was higher as the Company increased its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

OTHER INCOME AND EXPENSE

Total other income, net decreased $78,000 or 24.1% to $249,000 in fiscal 2005 from $323,000 in fiscal 2004. Interest income was $16,000 in fiscal 2005 compared to $6,000 in fiscal 2004. The levels of cash available for investment in interest bearing securities were $1,523,000 and $1,683,000 as of September 30, 2005 and 2004, respectively. The increase in interest income was due to the Company maintaining an increased amount of funds in interest bearing investments along with higher interest rates in fiscal 2005. Income from royalties increased $202,000 or 437% to $262,000 in fiscal 2005 from $60,000 in fiscal 2004. This increase was due to royalties received from Lumenis based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers, as stipulated in the settlement agreement entered into on November 17, 2003 between the Company and Lumenis, Inc. During the fiscal year ended September 30, 2004, the Company also received $155,000 in technology fees and, recognized as other income, a reduction of $88,000 previously accrued for royalties as stipulated in the settlement agreement with Lumenis, Inc. During the fiscal year ended September 30, 2004, the Company also received $53,000 from an insurance settlement for a damaged laser. Interest expense decreased $6,000 or 17% to $30,000 in fiscal 2005 from $36,000 in fiscal 2004. This decrease was primarily due to the completion of payments on notes payable in fiscal year 2004 combined with less interest incurred on late payments of sales tax liabilty due to increased efficiencies in timely filings during fiscal year 2005.

NET INCOME

As a result of the above, net income in fiscal 2005 was $186,000, compared to a net income of $$1,001,000 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2005, net cash used in operating activities was $33,000. Net cash used in investing activities was $100,000 in fiscal 2005, compared to net cash used of $157,000 in fiscal 2004. The decrease in cash used in investing activities in fiscal 2005 was due to a reduction in the Company's purchase of fixed assets primarily to support MST. Net cash used in financing activities was $27,000 in fiscal 2005, which was the result of $137,000 of payments on debt offset by $110,000 of borrowings on notes payable.

The Company plans to incur additional expenses relating to its move to a new facility during the third quarter of the fiscal year ending September 30, 2006. The Company estimates these additional expenses to be approximately $330,000, which include tenant improvements and relocation expense.

Liquidity

At September 30, 2005, the Company had working capital of $3,773,000 compared to $3,529,000 at the end of the previous fiscal year ended September 30, 2004. Cash decreased by $160,000 to $1,523,000 from $1,683,000 at the fiscal year ended September 30, 2004. We believe our existing working capital will be sufficient to meet our operating needs for at least the next twelve months. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to our chief executive officer (the "Notes") which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share into common stock. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

The Company plans to incur additional expenses relating to its move to a new facility during the third quarter of the fiscal year ending September 30, 2006. The Company estimates these additional expenses to be approximately $330,000, which include tenant improvements and relocation expense.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by Item 7 of this Annual Report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Accounting Officer ("CAO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the year ended September 30, 2005. Based on those evaluations, as of the evaluation date, our CEO, President and CAO believe:

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             79               Chairman and CEO

Glenn D. Yeik              38               President, COO, and Director

Brian T. Kenney            49               V.P. - Global Sales and Marketing

Richard F. Horowitz        65               Secretary and Director

Donald Baker               76               Director

Robert Crutchfield         48               Director

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

GLENN D. YEIK has been our President, Chief Operating Officer, and Director since September 2003. Since October 2004, he has been a Director of Cadiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Before September 2003, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002 to September 2003. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

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

RICHARD F. HOROWITZ has been a director of our Company since April 1983, and Secretary since July 2001. He also has been a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He was a director of Automedix Sciences, Inc. (now COMC, Inc.) from November 1988 until 1999 and he has been a director of Cardiomedics, Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 41 years. He has been a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Mr. Horowitz is a graduate of Columbia College and holds a J.D. degree from Columbia Law School. He is a member of the Association of the Bar of the City of New York and the New York State Bar Association.

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

ROBERT L. CRUTCHFIELD has been a director of our company since September 2004. He has been Vice President and General Manager of Pharmacy Services of US Oncology since November, 2005. He has been President of Crutchfield & Associates, a consulting firm since August 2004. Prior thereto, he was Vice President of New Ventures of Cardinal Health, Inc. from February 2003 to July 2004. He founded and served as President of Surgical Innovations and Services, Inc. ("SIS") from 1995 to 2000, when it merged with Surgical Laser Technologies, Inc. ("SLT"), now PhotoMedex, Inc. ("PHMD"), after which he continued to serve as President of SIS and Vice President of Sales, Marketing and New Business Development of PHMD until January 2003. He holds B.S. degrees in Political Science and Chemistry from the University of Georgia.

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the fiscal years ended September 30, 2003 through September 30, 2005 to our Executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2004:

                                                               Compensation
                                               Annual          ------------
                                           Compensation (1)     Securities
                                         --------------------   Underlying    All Other
Name of Individual                         Salary      Bonus      Options    Compensation
and Principal Position            Year       $           $       $ Shares)      ($)(2)
-------------------------------   ----   ----------   -------   -----------  ------------
Marvin P. Loeb.................   2005   $ 114,515     $ 0              0      $ 15,926
  Chairman of the Board, and      2004     115,000       0              0         2,939
  Chief Executive Officer         2003     150,000       0              0        17,305

Glenn D. Yeik..................   2005     151,784       0         75,000         8,765
  President, and                  2004     150,000       0              0         8,795
  Chief Operations Officer        2003     130,415       0        103,579        12,578

Brian T. Kenney, V.P...........   2005     157,525       0              0         7,940
                                  2004     133,425       0              0         7,878
                                  2003     126,807       0         20,000         9,437
---------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, by each director of the Company, by each named executive officer, and by all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2005 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.

                         NAME AND ADDRESS              AMOUNT AND NATURE OF       PERCENT OF CLASS
TITLE OF CLASS          OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP         OUTSTANDING*
--------------          -------------------            --------------------       -----------------
                   MAJOR SHAREHOLDER
                   -----------------
Common Stock       Marvin P. Loeb, Chairman (1)              2,672,114                   18.5%
$.01 Par Value     15091 Bake Parkway
                   Irvine, CA 92618

                   DIRECTORS AND EXECUTIVE OFFICERS
                   --------------------------------
                   Donald Baker, Director (2)                   90,000                       *
                   544 Earlston Road
                   Kenilworth, IL 60043

                   Richard Horowitz, Secy. & Dir. (2)           90,000                       *
                   Heller, Horowitz & Feit, P.C.
                   292 Madison Avenue
                   New York, New York 10017

                   Glenn D. Yeik, Pres. COO (3)(5)             297,257                    2.1%

                   Brian T. Kenney, V.P. (4)(5)                135,000                       *

All Directors and Executive                                  3,174,952                   22.0%
Officers as a Group (5 persons)

-------------------
*    Indicates less than 1%

(1) Consists of 1,762,114 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a trustee or beneficiary, 760,000 Shares issuable to Mr. Loeb and his family members in the event of conversion of $200,000 of Notes and accrued interest to 2007, and Options to purchase 150,000 Shares.
(2)      Consists of 50,000 Shares and Options to purchase 40,000 Shares.
(3)      Consists of 47,257 Shares, and Options to purchase 250,000 Shares.
(4)      Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5)      Address is 15091 Bake Parkway, Irvine, CA 92618

STOCK OPTIONS EXERCISED AND HELD AT END OF FISCAL YEAR

During the fiscal year ended September 30, 2005, the Company granted $63,000 options to purchase the Company's stock to employees and 75,000 options to an executive officer. The following table table provides information concerning grants of options to purchase the Company's common stock during the fiscal year ended September 30, 2005 to the Named Executive Officer:

                                   INDIVIDUAL GRANTS
               ------------------------------------------------------
                 NUMBER OF
                SECURITIES     PERCENT OF TOTAL
                UNDERLYING     OPTIONS GRANTED
                 OPTIONS       TO EMPLOYEES IN      EXERCISE OR BASE
NAME             GRANTED         FISCAL YEAR          PRICE ($/SH)      EXPIRATION DATE
-------------- -----------     ---------------      ----------------    ---------------
Glenn Yeik       75,000             54.4%                 $0.60            04/15/2015


       The following table provides information related to options exercised during the fiscal year ended September 30, 2005, and unexercised options held by the above named executive officers as of the end of such fiscal year:



                                                   NUMBER OF SECURITIES
                                                       UNDERLYING                  VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                     AT FY END (#) (1)               AT FY END ($) (2)
                SHARES ACQUIRED     VALUE      ---------------------------    -----------------------------------
                ON EXERCISE (#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE ($)   UNEXERCISABLE ($)
                ---------------  -----------   -----------   -------------    ---------------   -----------------
Marvin P. Loeb        0              0           150,000               0           14,400                  0

Glenn D. Yeik         0              0           110,000          67,000           24,200             21,700

Brian T. Kenney       0              0            82,000          18,000            2,400              1,600

---------------

(1) Our Non-Qualified Stock Options have a term of six years, and our Incentive Stock Options have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable from the date of grant equally over the following three years for our Non-Qualified Stock options and five years for our Incentive Stock Options.

(2) The dollar value of the in-the-money options shown above was calculated by multiplying the closing market price of our Shares at September 30, 2005, $0.70 per share, by the respective number of Shares and subtracting the option price.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2005,the Company incurred $6,000 of legal services with a Director, of which $2,100 was paid during the fiscal year.

Another member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company recorded $82,000 in consulting expenses associated with the arrangement which was included in adminstrative expense for year ended September 30, 2005. The consulting services are not expected to be extended beyond December 31, 2005.

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

         10(c) Industrial Lease (for Barranca Parkway headquarters) with Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991.

         10(d) Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

         10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

        10(i)* Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

         10(j) Industrial Lease (for Bake Parkway headquarters) with Buckhead Industrial Properties, Inc, dated October 25, 2000.

                  Filed herewith:

         10(k)    Industrial Lease effective July 26, 2005

         * The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm, during the fiscal years ended September 30, 2005 and September 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2005               2004
                                       ---------         ---------
(i)       Audit Fees                     63,000            60,800
(ii)      Audit Related Fees              2,500             1,200
(iii)     Tax Fees                        7,100             4,000
(iv)      All Other Fees                     --             3,000

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trimedyne, Inc.

Date:                                      /s/ Marvin P. Loeb
 January 13, 2006                         -------------------------------
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

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        January 13, 2006
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               January 13, 2006
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     January 13, 2006
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Secretary & Director         January 13, 2006
------------------------------
Richard F. Horowitz

/s/ Robert Crutchfield            Director                     January 13, 2006
------------------------------
Robert Crutchfield

/s/ Jeffrey S. Rudner             Treasurer &                  January 13, 2006
------------------------------    Chief Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm              F-2

        Consolidated Balance Sheet at September 30, 2005                     F-3

        Consolidated Statements of Income for the years ended
        September 30, 2005 and 2004                                          F-4

        Consolidated Statements of Stockholders' Equity for the
        years ended September 30, 2005 and 2004                              F-5

        Consolidated Statements of Cash Flows for the years
        ended September 30, 2005 and 2004                                    F-6

        Notes to Consolidated Financial Statements                           F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company"), as of September 30, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimedyne, Inc. and its subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with the accounting principles generally accepted in the United States of America.

                                               /s/ Corbin & Company, LLP
                                                   Irvine, California
                                                   December 20,2005
                                               ---------------------------------

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                       2005
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  1,523,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $19,000                                    780,000
  Inventories                                                         2,138,000
  Other                                                                 222,000
                                                                   ------------
      Total current assets                                            4,663,000

 Property and equipment, net                                            364,000
 Goodwill                                                               544,000
 Other current assets                                                    70,000
                                                                   ------------
                                                                   $  5,641,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    350,000
  Accrued expenses                                                      399,000
  Deferred revenue                                                       43,000
  Accrued warranty                                                       43,000
  Income tax payable                                                     14,000
  Current portion of long-term debt                                      41,000
                                                                   ------------
    Total current liabilities                                           890,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             87,000
Long-term debt, net of current portion                                    4,000
                                                                   ------------

    Total liabilities                                                 1,181,000
                                                                   ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    14,704,540 shares issued, 14,602,931 shares outstanding             148,000
  Additional paid-in capital                                         47,945,000
  Accumulated deficit                                               (42,920,000)
                                                                   ------------
                                                                      5,173,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,460,000
                                                                   ------------

                                                                   $  5,641,000
                                                                   ============

           See accompanying notes to consolidated financial statements

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Net revenues:
  Products                                         $  4,813,000    $  4,190,000
  Service and rental                                  1,669,000       1,783,000
                                                   ------------    ------------
                                                      6,482,000       5,973,000
                                                   ------------    ------------

Cost of sales:
  Products                                            2,358,000       1,722,000
  Service and rental                                  1,134,000       1,029,000
                                                   ------------    ------------
                                                      3,492,000       2,751,000
                                                   ------------    ------------

Gross profit                                          2,990,000       3,222,000

Selling, general and administrative expenses          2,423,000       2,200,000
Research and development expenses                       623,000         319,000
                                                   ------------    ------------

(Loss) income from operations                           (56,000)        703,000
                                                   ------------    ------------
Other income (expense):
 Interest income                                         16,000           6,000
 Royalty income                                         262,000          60,000
 Interest expense                                       (30,000)        (36,000)
 Creditor settlements and recoveries                     13,000         293,000
 Loss on disposal of equipment                          (12,000)             --
                                                   ------------    ------------
   Total other income, net                              249,000         323,000
                                                   ------------    ------------

Income before provision for income taxes                193,000       1,026,000

Provision for income taxes                                7,000          25,000
                                                   ------------    ------------

Net income                                         $    186,000    $  1,001,000
                                                   ============    ============

Basic net income per share                         $       0.01    $       0.07
                                                   ============    ============

Basic weighted average
 common shares outstanding:                          14,704,540      14,666,207
                                                   ============    ============

Diluted net income per share                       $       0.01    $       0.07
                                                   ============    ============

Diluted weighted average
 common shares outstanding:                          15,471,328      15,399,808
                                                   ============    ============

                 See accompanying notes to consolidated financial statements

                                           TRIMEDYNE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit       Stock            Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2003          14,544,840    $    146,000    $ 47,877,000   $(44,107,000)  $   (713,000)   $  3,203,000

Exercise of
stock options                  159,700           2,000          68,000             --             --          70,000

Net income                          --              --              --      1,001,000             --       1,001,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2004          14,704,540    $    148,000    $ 47,945,000   $(43,106,000)  $   (713,000)   $  4,274,000

Net income                          --              --              --        186,000             --         186,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2005          14,704,540    $    148,000    $ 47,945,000   $(42,920,000)  $   (713,000)   $  4,460,000
                          ============    ============    ============   ============   ============    ============

                              See accompanying notes to consolidated financial statements

                                                         F-5

                           TRIMEDYNE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended September 30,
                                                         ---------------------------------

                                                                2005           2004
                                                            -----------    -----------
Cash flows from operating activities:
  Net income                                                $   186,000    $ 1,001,000
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                               143,000        233,000
    Decrease in inventory reserve                                    --       (290,000)
    Loss on disposal of equipment                                12,000             --
  Changes in operating assets and liabilities:
    Trade accounts receivable                                    13,000       (156,000)
    Inventories                                                (174,000)      (169,000)
    Other assets                                                (63,000)       (38,000)
    Accounts payable                                            (47,000)      (127,000)
    Accrued expenses                                           (114,000)       (34,000)
    Deferred revenue                                             (8,000)        (8,000)
    Accrued warranty                                             (1,000)         2,000
    Accrued interest due officer                                 25,000         24,000
    Income tax payable                                           (5,000)         9,000
                                                            -----------    -----------
     Net cash (used in) provided by operating activities        (33,000)       447,000
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (100,000)      (157,000)
                                                            -----------   ------------
     Net cash used in investing activities                     (100,000)      (157,000)
                                                            -----------    -----------

Cash flows from financing activities:
   Excercise of stock options                                        --         70,000
   Payments on debt                                            (137,000)      (227,000)
   Borrowings on notes payable                                  110,000        204,000
                                                            -----------    -----------

     Net cash (used in) provided by financing activities        (27,000)        47,000
                                                            -----------    -----------
Net (decrease) increase in cash and cash equivalents           (160,000)       337,000

Cash and cash equivalents at beginning of year                1,683,000      1,346,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $ 1,523,000    $ 1,683,000
                                                            ===========    ===========

Cash paid for income taxes in the years ended September 30, 2005 and 2004 was $16,000 and $12,000, repectively. Cash paid for interest in the years ended
September 30, 2005 and 2004 was $5,000 and $11,000, repectively.

                See accompanying notes to consolidated financial statements

                                          F-6

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reuseable fiber-optic laser devices in the medical field. The Company's operations include the provision of services and rental of lasers and medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the Southwestern United States, through its wholly-owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see Note 11).

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medicalfield. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2005 two customers accounted for 36% of the Company's receivables, one of which accounted for 12% of the Company's revenues for the year ended September 30, 2004. The customers' terms were payment through bank letter of credit and net 30 days. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. In some cases, management requires payment in full before goods are shipped. During fiscal 2005 and 2004, credit losses were not significant.

At September 30, 2005, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $1,423,000.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2005 and 2004.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets in connection with SFAS No. 144.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and net income per share had compensation cost for the employee stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123:

                                                                      Years ended
                                                                     September 30,
                                                                  2005           2004
                                                              -----------    -----------
Net income, as reported                                       $   186,000    $ 1,001,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                        (126,000)       (96,000)
                                                              -----------    -----------

Pro forma net income                                          $    60,000    $   905,000
                                                              ===========    ===========

Net income per share - basic:

  As reported                                                 $      0.01    $      0.07
                                                              ===========    ===========

  Pro forma                                                   $        --    $      0.06
                                                              ===========    ===========

Net income per share - diluted:

  As reported                                                 $      0.01    $      0.07
                                                              ===========    ===========

  Pro forma                                                   $        --    $      0.06
                                                              ===========    ===========

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Year ended
                                        September 30,
                                     2005           2004
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     86%            81%

Risk-free interest rate               3.58%          3.47%

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, and losses for contingencies and certain accrued liabilities.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, long-term debt and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2005 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instrument.

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

Revenues from the sale of delivery and disposable devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. Revenues from the rental of equipment are recognized over the rental period. Revenues from service contracts are recognized ratably throughout the term of the service agreement.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

                                                       For The Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------

        Balance at beginning of period            $     44,000    $     42,000
        Charges to costs and expenses                   89,000          63,000
        Costs incurred                                 (90,000)        (61,000)
                                                  ------------    ------------
        Balance at end of period                  $     43,000    $     44,000
                                                  ============    ============

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease.

Per Share Information

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

                                                                                   Years ended
                                                                                  September 30,
                                                                               2005           2004
                                                                           -----------    -----------
Weighted average common shares outstanding
 used in calculating basic earnings per share                               14,704,540     14,666,207

Effect of dilutive options                                                      90,288        111,101
Effect of senior convertible secured
  notes due to officer and accrued interest                                    676,500        622,500
                                                                           -----------    -----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share                      15,471,328     15,399,808
                                                                           ===========    ===========

The following is a reconciliation of the net income available for common stockholders:

Net income                                                                 $   186,000    $ 1,001,000

Add - Interest on Senior Convertible
 Secured Notes due to Officer                                                   24,000         24,000
                                                                           -----------    -----------
Net income available to common stockholders                                $   210,000    $ 1,025,000
                                                                           ===========    ===========

                                      F-10

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement No. 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating whether the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005, and therefore, Statement 123(R) becomes effective for the Company during the fiscal quarter ending March 31, 2006. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, the FASB issued Interpretation No. 47 (" FIN 47 ") "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company does not have any conditional asset retirement obligations.

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

NOTE 4. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consisted of the following at September 30, 2005:

Raw materials                      $   910,000
Work-in-process                        650,000
Finished goods                         862,000
                                   -----------
                                     2,422,000
Less inventory reserve                (284,000)
                                   ------------
                                   $ 2,138,000
                                   ===========

Property and equipment, net consisted of the following at September 30, 2005:

Furniture and equipment                               $ 2,474,000
Leasehold improvements                                    213,000
Other                                                     216,000
                                                      -----------
                                                        2,903,000
Less accumulated depreciation and amortization         (2,539,000)
                                                      ------------
                                                      $   364,000
                                                      ===========

Accrued expenses consist of the following at September 30, 2005:

   Accrued compensation                                             $    77,000
   Accrued vacation                                                     107,000
   Sales and use tax                                                     31,000
   Customer deposits                                                     65,000
   Commissions                                                           24,000
   Accrued audit                                                         51,000
   Accrued penalties                                                     12,000
   Accrued litigation                                                    14,000
   Accrued payroll tax                                                    6,000
   Other                                                                 12,000
                                                                    -----------
   Total accrued expenses                                           $   399,000
                                                                    ===========

NOTE 5. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2005:

Loan payable to leasing company, bearing interest at 8% per annum;
principal and interest due monthly in equal installments of $211
through May 2008. The loan is secured by the related forklift.      $     6,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 5.979% per annum and require monthly principal and interest
payments of $9,732 through January 2006.                                 39,000
                                                                    -----------
                                                                         45,000
Less: current portion                                                   (41,000)
                                                                    -----------
                                                                    $     4,000
                                                                    ===========

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

The Company has two Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 with its Chief Executive Officer totaling $200,000. The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased.

As of September 30, 2005, the Company has accrued $87,000 in interest on the above Convertible Notes. No interest was paid during the years ended September 30, 2005 and 2004. The amounts accrued at September 30, 2005, will not be paid during the next twelve months.

Future scheduled payments on long-term debt (see Note 5) and convertible notes as of September 30, 2005 are as follows:

            Fical Year Ended
              September 30,         Amount
              -------------       ---------
                  2006               41,000
                  2007              202,000
                  2008                2,000
                                  ---------
                                  $ 245,000
                                  =========

NOTE 7. INCOME TAXES

The deferred income tax balances at September 30, 2005, are comprised as follows:

Deferred income tax assets (liabilities):
    Net operating loss carry forwards               $  14,254,000
    Reserves and accruals                               3,139,000
    Inventory obsolescence reserves                       231,000
    Valuation allowance                               (17,624,000)
                                                    --------------
                                                               --
                                                    ==============

The valuation allowance for deferred tax assets decreased approximately $1,416,000 and $229,000 during the years ended September 30, 2005 and 2004, respectively, due to the Company using some of its federal net operating loss carryforwards and tax credits that were fully reserved and approximately $3,319,000 of federal net operating loss carryforwards ("NOLS") expiring. For the years ended September 30, 2005 and 2004, the Company recorded a current provision for state income taxes of $7,000 and $25,000 respectively. There was not a provision for federal income taxes.

In fiscal 2005 and 2004, the difference between the tax provision derived by using the 34% Federal tax rate and a 4% and a 2% provision, respectively, recorded by the Company is due to the change in the valuation allowance against any deferred tax assets as described above.

At September 30, 2005, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $43.0 million and $11.2 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2020 and 2011, respectively. California NOL's have begun to expire and fully expire in 2011. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases that are currently in effect, which include a lease for MST's facility in Dallas, Texas, which expires in August 2007, and a lease for the Company's corporate office and manufacturing facility in Irvine, California, which expires in March 2006.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company does not intend to renew its existing lease in Irvine, California. Rather the Company plans to relocate to another facility located approximately three miles from its current facility for which it has signed a lease. The lease is for a five-year period which begins on April 1, 2006, and includes two five-year renewal options. The lease agreement provides for rent of $28,126 per month through November 2007, and then for two 4% rental increases effective on December 2007 and August 2009. The Company plans to move to its new facility early in 2006.

Future annual minimum lease payments under the above lease agreements, at September 30, 2005 are as follows:

           2006                  471,000
           2007                  376,000
           2008                  352,000
           2009                  353,000
           2010                  365,000
           2011                  183,000
                             -----------
           Total             $ 2,100,000
                             ===========

Rent expense for the years ended September 30, 2005 and 2004 was approximately $548,000 and $546,000, respectively. There was no sub-lease income during the year ended September 30, 2005. Sublease income totaled approximately $153,000 for the period ended September 30, 2004 and was recorded as a reduction of rent expense during that period.

The Company plans to incur additional expenditures relating to its move to a new facility during the third quarter of the fiscal year ending September 30, 2006. The Company estimates these additional expenses to be approximately $330,000, which include tenant improvements and relocation expense.

Litigation

In November 2003, the Company settled its litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase a majority of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company has offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

For the year ended September 30, 2004, the Company recognized as income $155,000 in technology fees received as part of the settlement with Lumenis, $60,000 in royalties, and $88,000 in connection with a reduction of royalties payable to Lumenis that were previously accrued. For the year ended September 30, 2005, the Company recognized as income $262,000 in royalties from Lumenis. These amounts are all included as other income in the accompanying statements of income.

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued $50,000 for this claim, of which $36,000 has been paid, based on the deductible under the insurance policy.

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

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9. STOCKHOLDERS' EQUITY

Stock Options

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and generally expire in six or ten years specific to their respective plan. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan.

During fiscal 2004, the board of directors authorized the grant of non-qualified stock options to purchase 75,500 shares at an exercise of $0.55 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over three years and expire six (6) years from the date of grant.

During fiscal 2005, the board of directors authorized the grant of non-qualified stock options to purchase 138,000 shares at an exercise of $0.60 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over five years and expire ten (10) years from the date of grant.

Activity during the years ended September 30, 2005 and 2004 under the plans was as follows:

Stock Options Outstanding

                             Number of      Option Exercise    Weighted Average
                              Options       Price Per Share     Exercise Price
                            ----------    -----------------    --------------
September 30, 2003           1,475,900        $0.14 - $3.84        $ 1.19

Granted                         75,500        $0.55 - $0.55        $ 0.55
Exercised                     (159,700)       $0.14 - $1.25        $ 0.42
Canceled                       (69,100)       $0.50 - $2.75        $ 2.13
                            ----------

September 30, 2004           1,322,600        $0.14 - $3.84        $ 1.20

Granted                        138,000        $0.60 - $0.60        $ 0.60
Exercised                           --
Canceled                       (63,400)       $0.33 - $2.75        $ 0.70
                            ----------
September 30, 2005           1,397,200        $0.14 - $3.84        $ 1.16
                            ==========

The weighted-average fair market value of the stock options granted for the years ended September 30, 2004 and 2005, was $0.24 and $0.25, repectively.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at September 30, 2005:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    -------------------                            -------------------
                     Outstanding      Weighted-Average                           Exercisable     Weighted-
    Range of            as of            Remaining           Weighted-Average        as of        Average
Exercise Prices       9/30/2005      Contractual Life         Exercise Price      9/30/2005   Exercise Price
-----------------     ---------      ----------------         --------------      ---------   --------------
$0.00 - $0.38          105,000              7.2                    $0.17             45,000         $0.20
$0.39 - $0.94          554,400              6.8                    $0.53            339,400         $0.51
$0.95 - $1.88          487,400              5.2                    $1.28            443,200         $1.28
$1.89 - $2.61           80,000              2.9                    $2.16             80,000         $2.16
$2.62 - $3.38          122,400              3.7                    $2.73            122,400         $2.73
$3.39 - $4.25           48,000              4.5                    $3.84             48,000         $3.84
                     ----------         ----------               --------         ----------      --------
                     1,397,200              5.7                    $1.16          1,078,000         $1.34
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

Contingent Common Stock Arrangement

During the fiscal year ended September 30, 2004, the Company's President elected to defer $10,000 per year in cash compensation for the right to receive shares of the Company's common stock, based on the closing price at the end of the month in which the compensation was earned. During the fiscal year 2004, the President earned 11,208 shares of common stock, which, as of September 30, 2004 had not been issued. During the fiscal year ended September 30, 2005, the Company's President elected to receive cash compensation for the above in lieu of the right to receive shares of the Company's stock as described above.

Common stock awards

There were no shares of common stock awarded during the fiscal years ended September 30, 2005 and 2004.


NOTE 10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $12,000 for fiscal 2005 and $23,000 for fiscal 2004.

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

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 For the year ended September 30, 2005          For the year ended September 30, 2004

                                                Service and                                    Service and
                                  Product          Rental        Total          Product           Rental        Total
                               -----------------------------------------       -----------------------------------------
Revenue                        $4,813,000      $1,669,000     $6,482,000       $ 4,190,000     $1,783,000     $5,973,000

Cost of sales                   2,358,000       1,134,000      3,492,000         1,722,000      1,029,000      2,751,000
                               -----------------------------------------       -----------------------------------------

Gross profit                    2,455,000         535,000      2,990,000         2,468,000        754,000      3,222,000

Expenses:
Selling, general and
  administrative                1,926,000         497,000      2,423,000         1,507,000        693,000      2,200,000
Research and development          623,000              --        623,000           319,000                       319,000
                               -----------------------------------------       -----------------------------------------

(Loss) income from operations     (94,000)      $  38,000        (56,000)      $   642,000     $   61,000        703,000
                               ==========       =========                      ===========     ==========
Other income (expense):
 Interest income                                                  16,000                                           6,000
 Royalty income                                                  262,000                                          60,000
 Interest expense                                                (30,000)                                        (36,000)
 Creditor settlements and recoveries                              13,000                                         293,000
 Loss on disposal of equipment                                   (12,000)                                             --
                                                              ----------                                      ----------

Income before provision for income taxes                         193,000                                       1,026,000

Provision for income taxes                                         7,000                                          25,000
                                                              ----------                                      ----------

Net income                                                    $  186,000                                      $1,001,000
                                                              ==========                                      ==========

Sales in foreign countries in fiscal 2005 and 2004 accounted for approximately 28.1% and 21.7% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                                            2005            2004
                                        ----------      ----------
                      Asia              $1,039,000      $  655,000
                      Europe               387,000         601,000
                      Latin America         87,000          27,000
                      Middle East            1,000          13,000
                      Other                308,000           2,000
                                        ----------      ----------
                                        $1,822,000      $1,298,000
                                        ==========      ==========

Sales to customers by similar products and services for the years ended September 30, 2005 and 2004 were:

                                                  2005          2004
                                               ----------   ----------
By similar products and services:

Laser equipment and accessories                $1,429,000   $  900,000
Delivery and disposable devices                 3,384,000    3,290,000
Service and rental                              1,669,000    1,783,000
                                               ----------   ----------
        Total                                  $6,482,000   $5,973,000
                                               ==========   ==========

All the Company's long-lived assets were located in the United States at September 30, 2005 with the exception of one demo 80 watt laser located in Belgium.

NOTE 12. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2005,the Company incurred $6,000 of legal services with a Director, of which $2,100 was paid during the fiscal year.

Another member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company recorded $82,000 in consulting expenses associated with the arrangement which was included in adminstrative expense for year ended September 30, 2005. The consulting services are not expected to be extended beyond December 31, 2005.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. FOURTH QUARTER ADJUSTMENTS

As described in Note 3, in the fourth quarter of the year ended September 30, 2004, the Company recorded a reduction in cost of sales of $290,000 in connection with a decrease in its inventory reserve.