Form 10QSB
period 2005-12-31
TRIMEDYNE INC
filed 2006-02-14
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
December 31, 2005                                                  0-10581
-----------------                                                  -------

                                 TRIMEDYNE, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]      NO [_]

(Issuers involved in bankruptcy procedings during the past five years)

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 122b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding at February 13, 2006
----------------------------                ------------------------------------
Common Stock, $0.01 par value                        14,602,931 shares

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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                    December 31,
                                                                        2005
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  1,699,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 718,000
  Inventories                                                         1,972,000
  Other                                                                 176,000
                                                                   ------------
   Total current assets                                               4,565,000

  Goodwill                                                              544,000
  Other assets                                                           95,000
  Property and equipment, net                                           337,000
                                                                   ------------
                                                                   $  5,541,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    312,000
  Accrued expenses                                                      340,000
  Deferred revenue                                                       40,000
  Accrued warranty                                                       58,000
  Income tax payable                                                      8,000
  Current portion of long-term debt                                      12,000
                                                                   ------------
    Total current liabilities                                           770,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due officer                                             93,000
Long-term debt, net of current portion                                    4,000
                                                                   ------------

    Total liabilities                                                 1,067,000
                                                                   ------------
Commitments and contigencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,704,540 shares issued,
    14,602,931 shares outstanding                                       148,000
  Additional paid-in capital                                         47,945,000
  Accumulated deficit                                               (42,906,000)
                                                                   ------------
                                                                      5,187,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,474,000
                                                                   ------------

                                                                   $  5,541,000
                                                                   ============

           See accompanying notes to consolidated financial statements

                                 TRIMEDYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             December 31,
                                                         2005           2004
                                                    ------------   ------------
Net revenues                                        $  1,785,000   $  1,839,000
Cost of revenues                                       1,148,000        936,000
                                                    ------------   ------------
  Gross profit                                           637,000        903,000

Operating expenses:
 Selling, general and administrative                     580,000        623,000
 Research and development                                145,000        133,000
                                                    ------------   ------------
   Total operating expenses                              725,000        756,000
                                                    ------------   ------------

(Loss) income from operations                            (88,000)       147,000

Other income, net                                        103,000         26,000
                                                    ------------   ------------

Income before income taxes                                15,000        173,000

Provision for income taxes                                 1,000             --
                                                    ------------   ------------

Net income                                          $     14,000   $    173,000
                                                    ============    ===========

Net income per share:
  Basic                                             $       0.00   $       0.01
                                                    ============   ============
  Diluted                                           $       0.00   $       0.01
                                                    ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,704,540     14,704,540
                                                    ============   ============
   Diluted                                            15,445,735     15,388,385
                                                    ============   ============

          See accompanying notes to consolidated financial statements.


                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Three Months Ended
                                                                                  December 31,
                                                                              2005          2004
                                                                          -----------   -----------
Cash flows from operating activities:
   Net income                                                             $    14,000    $  173,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            36,000        44,000
      Loss on disposal of property and equipment                                3,000         3,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                    62,000       (13,000)
        Inventories                                                           166,000       152,000
        Other assets                                                           21,000       101,000
        Accounts payable                                                      (38,000)      (40,000)
        Accrued expenses                                                      (59,000)     (144,000)
        Deferred revenue                                                       (3,000)        1,000
        Accrued warranty                                                       15,000        (1,000)
        Accrued interest due officer                                            6,000         6,000
        Income taxes payable                                                   (6,000)           --
                                                                          -----------   -----------

      Net cash provided by operating activities                               217,000       282,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (12,000)      (21,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (12,000)      (21,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Payments on debt                                                           (29,000)      (43,000)
                                                                          -----------   -----------

     Net cash used in financing activities                                    (29,000)      (43,000)
                                                                          -----------   -----------

Net increase in cash and cash equivalents                                     176,000       218,000
Cash and cash equivalents at beginning of period                            1,523,000     1,683,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,699,000    $1,901,000
                                                                          ===========   ===========

Cash paid for income taxes during the three months ended December 31, 2005 and 2004 was
$6,000 and $0, respectively. Cash paid for interest in the the three months ended
December 31, 2005 and 2004 was approximately $1,000 and $5,000, respectively.

                     See accompanying notes to consolidated financial statements




                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2005 and 2004
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2005 and the results of operations and its cash flows for the three months ended December 31, 2005 and 2004. Results for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2006.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2005.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever eventsor changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets in connection with SFAS No. 144.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                Three months ended
                                                                    December 31,
                                                                 2005         2004
                                                              ---------    ---------
Net income, as reported                                        $ 10,000    $ 173,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                        (1,000)          --
                                                              ---------    ---------

Pro forma net income                                          $   9,000    $ 173,000
                                                              =========    =========

Net income per share - basic:

  As reported                                                 $    0.00    $    0.01

  Pro forma                                                   $    0.00    $    0.01
                                                              =========    =========

Net income per share - diluted:

  As reported                                                 $    0.00    $    0.01
                                                              =========    =========

  Pro forma                                                   $    0.00    $    0.01
                                                              =========    =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                      Three Months Ended
                                         December 31,
                                     2005           2004
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     80%           80%

Risk-free interest rate               3.50%          3.50%

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts Receivable, accounts payable, accrued expenses and long-term debt, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2005 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instruments.

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

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------

        Balance at beginning of period            $     43,000    $     44,000
        Charges to costs and expenses                   36,000          16,000
        Costs incurred                                 (21,000)        (17,000)
                                                  ------------    ------------
        Balance at end of period                  $     58,000    $     43,000
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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has adopted SFAS No. 151 and determined there was no impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entiti es the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company is required to adopt this standard during the fiscal quarter ending December 31, 2006. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position


NOTE 2 - Balance Sheet Items

                                                                    December 31,
                                                                        2005
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw material                                                     $   632,000
   Work-in-process                                                      439,000
   Finished goods                                                       901,000
                                                                    -----------
                                                                    $ 1,972,000
                                                                    ===========

Other current assets consist of the following:

   Royalty receivable                                               $    84,000
   Prepaid insurance                                                     47,000
   Prepaid rent                                                          30,000
   Other                                                                 15,000
                                                                    ------------
   Total other current assets                                       $   176,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,482,000
   Leasehold improvements                                               214,000
   Other                                                                216,000
                                                                    ------------
                                                                      2,912,000
Less accumulated depreciation and amortization                       (2,575,000)
                                                                    ------------
   Total property and equipment                                     $   337,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   125,000
   Customer deposits                                                     58,000
   Accrued professional expenses                                         42,000
   Sales and use tax                                                     38,000
   Accrued salaries and wages                                            28,000
   Accrued commissions                                                   26,000
   Accrued litigation                                                    14,000
   Accrued payroll taxes                                                  7,000
   Other                                                                  2,000
                                                                    ------------
   Total accrued expenses                                           $   340,000
                                                                    ============
NOTE 3 - Long-term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured by
the related forklift.                                               $     6,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 5.979% per annum and require monthly principal and interest
payments of $9,732 through January 2006.                                 10,000
                                                                    ------------
                                                                         16,000
Less: current portion                                                   (12,000)
                                                                    ------------
                                                                    $     4,000
                                                                    ============

NOTE 4 - Senior Secured Convertible Notes Due to Officer

At December 31, 2005, the Company had two outstanding senior, secured convertible notes due to its chief executive officer.
These notes mature, with interest at 12% per annum, in
February and April 2007, and are convertible at prices of
$0.40 and $0.50 per share.                                           $   200,000
                                                                    ============

Accrued interest on these notes was $93,000 at December 31, 2005.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings per share:

                                                        Three months ended
                                                            December 31,

                                                       2005          2004
                                                   ------------  ------------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share      14,704,540    14,704,540

 Effect of Dilutive Options                             48,695        47,845
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest           692,500       636,000
                                                   ------------  ------------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    15,445,735    15,388,385
                                                   ============  ============

Numerator

 Net income                                        $    14,000   $   173,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                          6,000         6,000
                                                   ------------  ------------

 Net income available to common stockholders        $   20,000   $   179,000
                                                   ============  ============

NOTE 6 - Contingencies

Litigation

In November 2003, the Company settled its litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase a majority of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company has offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate. Royalties per the above agreement are currently being received and included in other income for the current quarters ended December 31, 2005 and 2004 (See Note 7).

Product liability

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection with medical procedures in which the Company's laser was used. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has accrued $50,000 for this claim, of which $36,000 has been paid, based on the deductible under the insurance policy.


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

NOTE 7 - Other Income

During the three month period ended December 31, 2005 and 2004, the Company recognized $84,000 and $31,000, respectively, in royalties in connection with the terms of a settlement agreement and subsequent OEM agreement. These royalties are included in other income in the accompanying financial statemnts. (See Note 6).

NOTE 8  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three months and three months ended December 31, 2005 and December 31, 2004 are as follows:

                                            For the three months ended                       For the three months ended
                                                 December 31, 2005                                 December 31, 2004
                                                     (Unaudited)                                      (Unaudited)
                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $ 1,342,000   $   443,000   $ 1,785,000         $ 1,411,000   $    428,000    $ 1,839,000
   Cost of sales                          825,000       323,000     1,148,000             626,000        310,000        936,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           517,000       120,000       637,000             785,000        118,000        903,000

   Expenses:
   Selling, general and
     administrative                       465,000       115,000       580,000             443,000        180,000        623,000
   Research and development               145,000            --       145,000             133,000             --        133,000
                                     ----------------------------------------        ------------------------------------------

   (Loss) income from operations      $   (93,000)  $     5,000      (88,000)         $   209,000    $    (62,000)      147,000
                                     ===========================                      ===========================
   Other:
     Interest income                                                   5,000                                              3,000
     Interest expense                                                 (6,000)                                            (9,000)
     Royalty income                                                   84,000                                             31,000
     Settlements and recoveries                                       23,000                                              4,000
     Loss on disposal of equipment                                    (3,000)                                            (3,000)
     Income taxes                                                     (1,000)                                                --
                                                                 -----------                                        -----------
   Net income                                                    $    14,000                                        $   173,000
                                                                 ===========                                        ===========


Sales and gross profit to customers by similar products and services for the three ended December 31, 2005 (unaudited) and December 31, 2004
(unaudited) were as follows:

                                            For the three months
                                             ended December 31,
                                                (Unaudited)

                                             2005         2004
                                          ----------   ----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories         $  510,000   $  491,000
  Delivery and disposable devices            832,000      920,000
  Service and rental                         443,000      428,000
                                          ----------   ----------
        Total                             $1,785,000   $1,839,000
                                          ==========   ==========
Gross profit
 Products:
  Laser equipment and accessories         $   58,000   $  284,000
  Delivery and disposable devices            458,000      501,000
  Service and rental                         121,000      118,000
                                          ----------   ----------
        Total                             $  637,000   $  903,000
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

Sales in foreign countries for the quarters ended December 31, 2005 (unaudited) and December 31, 2004 (unaudited) accounted for approximately 36% and 31% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                        Three months ended     Three months ended
                        December 31, 2005       December 31, 2004
                           ------------           ------------
Asia                       $    363,000           $   314,000
Europe                          182,000               164,000
Latin America                     4,000                81,000
Middle East                          --                    --
Other                           100,000                 3,000
                          -------------           ------------
                          $     649,000           $   562,000
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2005. With the exception of one demo 80 watt laser located in Belgium, all the Company's remaining long-lived assets were located in the United States at December 31, 2005.

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

Quarter ended December 31, 2005 compared to quarter ended December 31, 2004

During the quarter ended December 31, 2005, net revenues were $1,785,000 as compared to $1,839,000 for the same period of the previous year, a $54,000 or 2.9% decrease. Net sales from lasers and accessories increased by $19,000 or 3.9% to $510,000 during the three months ended December 31, 2005 from $491,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $89,000 or 9.7% to $831,000 in the current quarter from $920,000 in the same quarter of the prior year. Net sales from service and rental increased by $16,000 or 3.7% to $444,000 from $428,000 for the same quarters. Export sales increased by $87,000 or 15.5% due to an increase in laser sales in Asia.

Cost of sales during the quarter ended December 31, 2005 was 64% of net revenues as compared to 51% the prior year quarter. This increase was due to the sales mix of lasers and delivery systems. During the quarter ended December 31, 2005 sales of lasers, which carry relatively low profit margins, increased, while selling prices due to competition decreased, and sales of delivery systems, which carry relatively high profit margins, decreased as compared to the prior year quarter. The result was a lower gross profit for the current quarter ended December 31, 2005.

Selling, general and administrative expenses decreased in the current quarter to $580,000 from $623,000 in the prior year quarter, an decrease of $43,000 or 7%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $14,000 in audit expenses, $11,000 in marketing expenses related to trade shows and conventions, $9,000 in expenses related to the recruitment of staff, and $7,000 in business related travel expenses.

Research and development expenditures for the quarter ended December 31, 2005, increased $12,000 to $145,000 as compared to $133,000 in the quarter ended December 31, 2004. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income, net increased by $77,000 or 296% to $103,000 in the first quarter ended December 31, 2005 from $26,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2005 primarily consisted of $84,000 of royalty income and $22,000 resulting from the write down of previous accruals, for which the Company no longer had obligations, offset by $6,000 in interest expense. During the three months ended December 31, 2004, the Company received $31,000 in royalty income offset by interest accrued on notes due to an officer.

For the current quarter, the Company had net income of $14,000 or $0.00 per share, based on 15,445,735 basic weighted average number of common shares outstanding, as compared to net income of $173,000, or $0.01 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2005, the Company had working capital of $3,795,000 compared to $3,773,000 at the end of the fiscal year ended September 30, 2005. Cash increased by $176,000 to $1,699,000 from $1,523,000 at the fiscal year ended September 30, 2005. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the three month period ended December 31, 2005 net cash provided by operating activities was $217,000. Net cash used in financing activities during the same three month period was $29,000 for payments on debt incurred for financing general business liability insurance. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profi tability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to an officer of the Company (the "Notes") outstanding, which are due, with interest at 12% per annum, in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the Note holder the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
Other Information

ITEM 1. Legal Proceedings

In November 2003, the Company settled its litigation against Lumenis. Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase a majority of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company has offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of BPH. Royalties per the above agreement are currently being received and included in other income for the current quarter ended December 31, 2005.

The Company is currently a defendant in one product liability lawsuit. This case relates to injuries that occurred in connection to medical procedures in which the Company's laser was used. This case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. During the fiscal year ended September 30, 2004, Management accrued a loss contingency for this claim in the amount of $50,000, based on the deductible under the insurance policy, of which $36,000 has been paid through December 31, 2005.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits

        (a)  Exhibits
             31.1 Certification of CEO
             31.2 Certification of Controler
             32.1 Officer Certification
             32.2 Controller Certification

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date:  February 14, 2006              /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

Date:  February 14, 2006              /s/ Jeffrey S. Rudner
      --------------------------      ------------------------------------
                                      Jeffrey S. Rudner
                                      Controller