Form 10QSB
period 2006-03-31
TRIMEDYNE INC
filed 2006-05-22
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   March 31, 2006                                                 0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                      25091 Commercecentre Dr., Lake Forest, CA 92630
               (Address of principal executive offices) (Zip Code)

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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                 Outstanding at May 19, 2006
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        14,628,302 shares

ITEM 1.
                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations                   4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     15

        ITEM 3.   Controls and Procedures                                 19

PART II.          Other Information                                       20

SIGNATURE PAGE                                                            21

CERTIFICATIONS                                                            22

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                      March 31,
                                                                        2006
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  1,445,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 669,000
  Inventories                                                         2,184,000
  Other                                                                 319,000
                                                                   ------------
   Total current assets                                               4,617,000

  Goodwill                                                              544,000
  Other assets                                                           30,000
  Property and equipment, net                                           573,000
  Note due from related party                                            51,000
                                                                   ------------
                                                                   $  5,815,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    469,000
  Accrued expenses                                                      380,000
  Deferred revenue                                                       38,000
  Accrued warranty                                                       50,000
  Income tax payable                                                      8,000
  Senior convertible secured note due to officer                        150,000
  Current portion of long-term debt                                       2,000
                                                                   ------------
    Total current liabilities                                         1,097,000

Senior convertible secured note due to officer                           50,000
Accrued interest due to officer                                          99,000
Long-term debt, net of current portion                                    3,000
                                                                   ------------

    Total liabilities                                                 1,249,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,729,911 shares issued,
    14,628,302 shares outstanding                                       148,000
  Additional paid-in capital                                         47,954,000
  Accumulated deficit                                               (42,823,000)
                                                                   ------------
                                                                      5,279,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,566,000
                                                                   ------------

                                                                   $  5,815,000
                                                                   ============


           See accompanying notes to consolidated financial statements

                                             TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                         Three Months Ended               Six Months Ended
                                                             March 31,                        March 31,
                                                        2006            2005             2006           2005
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,545,000   $  1,392,000     $  3,330,000   $  3,231,000
Cost of revenues                                         928,000        681,000        2,076,000      1,617,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           617,000        711,000        1,254,000      1,614,000

Operating expenses:
 Selling, general and administrative                     585,000        632,000        1,165,000      1,255,000
 Research and development                                150,000        144,000          295,000        277,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              735,000        776,000        1,460,000      1,532,000
                                                    ------------   ------------     ------------   ------------

Income (loss) from operations                           (118,000)       (65,000)        (206,000)        82,000

Other income, net                                        203,000         45,000          306,000         71,000
                                                    ------------   ------------     ------------   ------------

Income (loss) before provision for income taxes           85,000        (20,000)         100,000        153,000

Provision for income taxes                                 2,000          4,000            3,000          4,000
                                                    ------------   ------------     ------------   ------------

Net (loss) income                                   $     83,000   $    (24,000)    $     97,000   $    149,000
                                                    ============   ============     ============    ===========

Net (loss) income per share:
  Basic                                             $       0.01   $         --     $       0.01   $       0.01
                                                    ============   ============     ============   ============
  Diluted                                           $       0.01   $         --     $       0.01   $       0.01
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,715,580     14,704,540       14,709,969     14,704,540
                                                    ============   ============     ============   ============
   Diluted                                            15,575,082     14,704,540       15,550,402     15,408,119
                                                    ============   ============     ============   ============


                          See accompanying notes to consolidated financial statements


                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Six Months Ended
                                                                                   March 31,
                                                                              2006          2005
                                                                          -----------   -----------

Cash flows from operating activities:
   Net income                                                             $    97,000    $  149,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            70,000        69,000
      Loss on disposal of property and equipment                                3,000         3,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                   111,000        66,000
        Inventories                                                           (46,000)      (74,000)
        Other assets                                                          (57,000)      123,000
        Note due from related party                                           (51,000)           --
        Accounts payable                                                      119,000        49,000
        Accrued expenses                                                      (19,000)      (91,000)
        Deferred revenue                                                       (5,000)       (3,000)
        Accrued warranty                                                        7,000        11,000
        Accrued interest due officer                                           12,000        12,000
        Income taxes payable                                                   (6,000)           --
                                                                          -----------   -----------

      Net cash provided by operating activities                               235,000       314,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (282,000)      (35,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                  (282,000)      (35,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Exercise of stock options                                                    9,000            --
   Payments on debt                                                           (40,000)      (65,000)
                                                                          -----------   -----------

     Net cash used in financing activities                                    (31,000)      (65,000)
                                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents                          (78,000)      214,000
Cash and cash equivalents at beginning of period                            1,523,000     1,683,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,445,000    $1,897,000
                                                                          ===========   ===========

Cash paid for income taxes during the six months ended March 31, 2006 and 2005 was $6,000 and
$4,000, respectively. Cash paid for interest during both the six months ended March 31, 2006 and
2005 was approximately $1,000, respectively.


                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 and 2005
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2006 and the results of operations and its cash flows for the six months ended March 31, 2006 and 2005. Results for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2006.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2006 annual report on Form 10-KSB. Certain prior period amounts have been reclassed to conform to the current period presentation.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectation.

Revenue Recognition

The Company's revenues include revenues from the sale of delivery and disposable devices, the sale and rental of laser equipment and accessories, and service contracts for lasers manufactured by the Company.

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

Revenues from the sale of delivery and disposable devices and lasers are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for laser systems before ordering and in general do not maintain inventories. The Company's return policy for laser accessories, delivery and disposable devices sold to distributors is as follows: 1) The Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee. 2) A return authorization number is required for all returns. The number can be obtained by contacting the Customer Service Department. 3) Should a product be found defective at the time of initial use, the Company will replace it free of charge.

The Company offers service contracts on its lasers. These service contracts are offered at different pricing levels based on the level of coverage, which include periodic maintenance and different levels of parts and labor to be provided. Since the service contracts have a twelve month term, the revenue of each service contract is deferred and recognized ratably over the term of each service contract.

Trimedyne, Inc. will rent its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the six months ended March 31, 2005 and March 31, 2006, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at March 31, 2006.

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

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                             Three months ended         Six months ended
                                                                 March 31,                  March 31,
                                                              2006         2005         2006          2005
                                                           ---------    ---------    ---------     ---------
Net income (loss), as reported                             $  83,000    $ (24,000)    $  97,000     $ 149,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                    (19,000)     (38,000)      (20,000)      (38,000)
                                                           ---------    ---------     ---------     ---------

Pro forma net income (loss)                                $  64,000    $ (62,000)    $  77,000     $ 111,000
                                                           =========    =========     =========     =========

Net income (loss) per share - basic:

  As reported                                              $    0.01    $    0.00     $    0.01     $    0.01

  Pro forma                                                $    0.01    $    0.00     $    0.01     $    0.01
                                                           =========    =========     =========     =========

Net income (loss) per share - diluted:

  As reported                                              $    0.01    $    0.00    $    0.01     $    0.01
                                                           =========    =========    =========     =========

  Pro forma                                                $    0.01    $    0.00    $    0.01     $    0.01
                                                           =========    =========    =========     =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                      Six Months Ended
                                          March 31,
                                     2006           2005
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     85%            80%

Risk-free interest rate               3.58%          2.11%

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable, accrued expenses and long-term debt, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2006 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instruments.

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

                                                    Three Months Ended              Six Months Ended
                                                         March 31,                     March 31,

                                              ----------------------------   ----------------------------
                                                   2006            2005          2006            2005
                                              ------------    ------------   ------------    ------------
        Balance at beginning of period        $     58,000    $     44,000   $     43,000    $     45,000
        Charges to costs and expenses               16,000          35,000         48,000          46,000
        Costs incurred                             (24,000)        (24,000)       (41,000)        (36,000)
                                              ------------    ------------   ------------    ------------
        Balance at end of period              $     50,000    $     55,000   $     50,000    $     55,000
                                              ============    ============   ============    ============

Research and development costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has adopted SFAS No. 151 and determined there was no impact on the Company's overall consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferrable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion
25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company is required to adopt this standard during the fiscal quarter ending December 31, 2006. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall consolidated results of operations or financial position.

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

                                                                      March 31,
                                                                        2006
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw material                                                     $   596,000
   Work-in-process                                                      639,000
   Finished goods                                                       949,000
                                                                    -----------
                                                                    $ 2,184,000
                                                                    ===========

For the six months ended March 31, 2006, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $   191,000
   Prepaid rent                                                          28,000
   Short-term deposits                                                   82,000
   Other                                                                 18,000
                                                                    ------------
   Total other current assets                                       $   319,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,423,000
   Leasehold improvements                                               478,000
   Other                                                                216,000
                                                                    ------------
                                                                      3,117,000
Less accumulated depreciation and amortization                       (2,544,000)
                                                                    ------------
   Total property and equipment                                     $   573,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   120,000
   Accrued salaries and wages                                            95,000
   Sales and use tax                                                     47,000
   Accrued professional expenses                                         40,000
   Customer deposits                                                     32,000
   Accrued commissions                                                   25,000
   Accrued payroll taxes                                                  9,000
   Accrued 401(k)                                                         5,000
   Other                                                                  7,000
                                                                    ------------
   Total accrued expenses                                           $   380,000
                                                                    ============
NOTE 3 - Long-term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured
by the related forklift.                                            $     5,000
Less: current portion                                                    (2,000)
                                                                    ------------
                                                                    $     3,000
                                                                    ============

NOTE 4 - Senior Secured Convertible Notes Due to Officer

At March 31, 2006, the Company had two outstanding senior, secured convertible notes due to its chief executive officer. These notes have a face value of $150,000 and $50,000 bear interest at 12% per annum, mature on February 28 and April 14, 2007, respectively and are convertible at prices of $0.40 and $0.50 per share respectively. The holder of these notes has the right at any time or times, prior to the payment of these notes in full, including any unpaid interest, to convert either or both of these notes for Common Stock at their respective convertible price.

Accrued interest on these notes was $99,000 at March 31, 2006.

NOTE 5 - Earnings (Loss) Per Share Information

Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's senior convertible secured notes due to officer for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                        Three months ended           Six months ended
                                                             March 31,                   March 31,
                                                        2006          2005           2006         2005
                                                    ----------    ----------     ----------    ----------
Denominator
 Weighted average common shares outstanding
  used in calculating basic earnings per share      14,715,580    14,704,540     14,709,969    14,704,540

 Effect of Dilutive Options                            149,002             *        129,934        53,524
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest           710,500             *        710,500       650,250
                                                    ----------    ----------     ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    15,575,082    14,704,540     15,550,403    15,408,119
                                                    ==========    ==========     ==========    ==========

Numerator

 Net income (loss)                                 $    83,000   $   (24,000)   $    97,000    $  149,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                          6,000             *         12,000        12,000
                                                   -----------   -----------     ----------    ----------

 Net income (loss) available to
   common stockholders                             $    89,000   $   (24,000)    $  109,000    $  161,000
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

NOTE 6 - Contingencies

Product liability

The Company was a defendant in one product liability lawsuit. This case was settled during the current quarter ended March 31, 2006 within the limits of the deductible amount of the Company's insurance policy. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had previously accrued $50,000 for this claim based on the deductible under the insurance policy, which been paid in full as of March 31, 2006.

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

NOTE 7  Other Income

In November 2003, the Company settled its litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. During the six month period ended March 31, 2006 and 2005, the Company recorded $276,000 and $82,000, respectively, in royalties in connection with the terms of a settlement agreement. These royalties are included in other income in the accompanying financial statements.

Note 8 Related Party Transactions

The Company entered into a service agreement with Cardiomedics, Inc. ("Cardiomedics"), a privately-held corporation in which the Chairman/CEO of Trimedyne, Inc. holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. Under the agreement, Trimedyne agreed to provide warranty service, periodic maintenance and repair on Cardiomedics' heart assist devices for which Trimedyne billed Cardiomedics $40,000 on account and recorded as service income, including $29,000 for the six months ended March 31, 2006. During the quarter ended March 31, 2006 Cardiomedics' account with Trimedyne, Inc. became delinquent and the Company ceased providing services for Cardiomedics. Cardiomedics also entered into a reimbursement agreement with the Company for business expenses incurred by the CEO/Chairman of the Company on behalf of Cardiomedics in the amount of $11,000.

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bears interest at 8.0% per annum, and matures on March 31, 2008. The Note is secured by a personal guarantee from the Chairman/CEO of Trimedyne.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics arts specialist at a rate comparable to those presently prevaling in the market in the design and production of marketing materials. The Company expects to incur a maximum of $11,000 in expense per quarter for the services provided under the agreement.

NOTE 9 Stockholder's Equity

During the three months ended March 31, 2006, 25,371 stock options were exercised by employees for $9,000.

NOTE 10  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and six months ended March 31, 2006 and March 31, 2005 are as follows:

                                       For the quarter ended March 31, 2006           For the quarter ended March 31, 2005
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,125,000   $   420,000   $ 1,545,000         $ 1,010,000   $   382,000   $ 1,392,000
   Cost of sales                          560,000       368,000       928,000             416,000       265,000       681,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           565,000        52,000       617,000             594,000       117,000       711,000

   Expenses:
   Selling, general and
     administrative                       502,000        83,000       585,000             548,000        84,000       632,000
   Reasearch and development              150,000            --       150,000             144,000            --       144,000
                                     ----------------------------------------       -----------------------------------------

   Income (loss) from operations      $   (87,000)  $   (31,000)     (118,000)        $   (98,000)  $    33,000       (65,000)
                                     ==========================                     ===========================
   Other:
     Interest income                                                    6,000                                           4,000
     Interest expense                                                  (6,000)                                         (6,000)
     Royalty income                                                   191,000                                          50,000
     Settlements and recoveries                                        11,000                                          (3,000)
     Income taxes                                                      (1,000)                                         (4,000)
                                                                 ------------                                      ----------
   Net income (loss)                                              $    83,000                                      $  (24,000)
                                                                 ============                                      ==========


                                      For the six months ended March 31, 2006         For the six months ended March 31, 2005
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Revenue                            $ 2,467,000   $   863,000   $ 3,330,000         $ 2,421,000   $   810,000   $ 3,231,000

   Cost of sales                        1,385,000       691,000     2,076,000           1,055,000       562,000     1,617,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                         1,082,000       172,000     1,254,000           1,366,000       248,000     1,614,000

   Expenses:
   Selling, general and
     administrative                       967,000       198,000     1,165,000             991,000       264,000     1,255,000
   Research and development               295,000            --       295,000             277,000            --       277,000
                                      ---------------------------------------         ---------------------------------------

   Income (loss) from operations      $ (180,000)  $    (26,000)     (206,000)        $    98,000   $   (16,000)       82,000
                                      ==========================                      =========================
   Other:
    Interest income                                                    11,000                                           7,000
    Interest expense                                                  (12,000)                                        (15,000)
    Loss on disposal of equipment                                      (3,000)                                         (3,000)
    Royalty income                                                    276,000                                          81,000
    Settlements and recoveries                                         34,000                                           1,000
    Income taxes                                                       (3,000)                                         (4,000)
                                                                 ------------                                      ----------
   Net income                                                     $    97,000                                      $  149,000
                                                                 ============                                      ==========


Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) were as follows:

                                           For the three months ended March 31,    For the six months ended March 31,
                                                     (Unaudited)                              (Unaudited)

                                                 2006             2005                   2006             2005
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $  237,000       $  345,000             $    747,000     $   836,000
  Delivery and disposable devices               888,000          665,000                1,720,000       1,585,000
  Service and rental                            420,000          382,000                  863,000         810,000
                                             -----------      -----------            ------------     -----------
        Total                                $1,545,000       $1,392,000             $  3,330,000     $ 3,231,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $   74,000       $  133,000             $    132,000     $   417,000
  Delivery and disposable devices               492,000          461,000                  950,000         949,000
  Service and rental                             51,000          117,000                  172,000         248,000
                                             -----------      -----------            ------------     -----------
        Total                                $  617,000       $  711,000             $  1,254,000     $ 1,614,000
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

Sales in foreign countries for the quarters ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) accounted for approximately 32% and 22% of the Company's total sales, respectively. Sales in foreign countries for the six months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) accounted for approximately 35% and 27% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Six months       Six months
                ended March    ended March        ended March      ended March
                 31, 2006        31, 2005          31, 2006         31, 2005
               ------------    ------------      ------------     ------------

Asia            $   212,000    $   187,000       $    575,000     $    501,000
Europe               62,000        119,000            244,000          283,000
Latin America        94,000          3,000             98,000           84,000
Australia             4,000             --             81,000               --
Africa                3,000             --              3,000               --
Other               127,000          1,000            150,000            4,000
                ------------   ------------      -------------    ------------
                $   502,000    $   310,000       $  1,151,000     $    872,000
               =============   ============      =============    ============

All long-lived assets were located in the United States during the three months ended March 31, 2006. With the exception of one demo 80 watt laser located in Belgium, all the Company's remaining long-lived assets were located in the United States at March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company's revenues includes revenues from the sale of delivery and disposable devices, the sale and rental of laser equipment and accessories, and service contracts for lasers manufactured by the Company.

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

Revenues from the sale of delivery and disposable devices and lasers are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for laser systems before ordering and in general do not maintain inventories. The Company's return policy for laser accessories, delivery and disposable devices sold to distributors is as follows: 1) The Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee. 2) A return authorization number is required for all returns. The number can be obtained by contacting the Customer Service Department. 3) Should a product be found defective at the time of initial use, the Company will replace it free of charge.

The Company offers service contracts on its lasers. These service contracts are offered at different pricing levels based on the level of coverage, which include periodic maintenance and different levels of parts and labor to be provided. Since the service contracts have a twelve month term, the revenue of each service contract is deferred and recognized ratably over the term of each service contract.

Trimedyne, Inc. will rent its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the six months ended March 31, 2005 and March 31, 2006, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

During the quarter ended March 31, 2006, net revenues were $1,545,000 as compared to $1,392,000 for the same period of the previous year, a $153,000 or 11.0% increase. Net sales from lasers and accessories decreased by $19,000 or 31.3% to $237,000 during the three months ended March 31, 2006 from $345,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $223,000 or 33.5% to $888,000 in the current quarter from $665,000 in the same quarter of the prior year. Net sales from service and rental increased by $38,000 or 10.0% to $420,000 from $382,000 for the same quarters. Export sales increased by $192,000 or 61.9% due to an increase in laser sales in Asia and Latin America combined with an increase delivery device systems sales in Canada.

Cost of sales during the quarter ended March 31, 2006 was $928,00 or 60% of net revenues as compared to $681,00 or 49% the prior year quarter. Gross profit from the sale of lasers and accessories was 31% as compared to 36% for the prior year three-month period. Gross profit from the sale of delivery and disposable devices was 55% as compared to 69% for the prior year three-month period. This increase was due to an increase in the cost of raw materials combined with the payment of overtime wages to production personnel and the hiring of temporary personnel to increase inventory in preparation for the expected loss of manufacturing capacity due to the relocation of the Company's facility. Gross profit from revenue received from service and rentals was 12% as compared to 31% for the prior year three-month period. This increase was due to an increase in service personnel to support periodic maintenance and warranty repairs for the Company's installed laser base and rental lasers.

Selling, general and administrative expenses decreased in the current quarter to $585,000 from $632,000 in the prior year quarter, an decrease of $47,000 or 7%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $11,000 in marketing due to a reduction of staff and expenses related to trade shows and conventions, $24,000 in commission expenses, a reduction of general office and telephone expenses of $11,000.

Research and development expenditures for the quarter ended March 31, 2006 increased $6,000 or 4% to $150,000 as compared to $144,000 in the quarter ended March 31, 2005. This increase was a result the Company continuing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income, net increased by $158,000 or 296% to $203,000 in the quarter ended March 31, 2006 from $45,000 in the same quarter of the prior year. Other income during the quarter ended March 31, 2006 primarily consisted of $191,000 of royalty income (see Note 7) and $18,000 resulting from the write down of previous accruals, for which the Company no longer had obligations, offset by $6,000 in interest expense. During the three months ended March 31, 2005, the Company received $50,000 in royalty income offset by interest accrued on notes due to an officer.

For the current quarter, the Company had net income of $83,000 or $0.01 per share, based on 14,715,580 basic weighted average number of common shares outstanding, as compared to a net loss of $24,000, or $0.00 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Six months ended March 31, 2006 compared to six months ended March 31, 2005

During the six months ended March 31, 2006, net revenues were $3,330,000 as compared to $3,231,000 for the same period of the previous year, a $99,000 or 3% increase. Net sales from lasers and accessories decreased by $89,000 or 11% to $747,000 during the six months ended March 31, 2006 from $836,000 in the the same period of the prior year. Net revenues from delivery and disposable devices increased by $135,000 or 9% to $1,720,000 during the six months ended March 31, 2005 from $1,585,000 for the same period of the prior year. During the six months ended March 31, 2006 export sales increased by $279,000 or 32% to $1,151,000 as compared to $872,000 in the the same period of the prior year. This increase was primarily due an increase in delivery system sales to existing customers increasing their yearly inventory and the acquisition of new customers. Net sales from service and rental increased by $53,000 or 7% to $863,000 from $810,000 for the same quarters in the prior year. This increase was primarily due to an increase in service revenue from MST.

Cost of sales increased to 62% of net sales in the six months ended March 31, 2006 compared to 50% for the six months ended March 2005. Gross profit from the sale of lasers and accessories was 17% as compared to 50% for the prior year six-month period. Gross profit from the sale of delivery and disposable devices was 55% as compared to 60% for the prior year six-month period. This increase was due to an increase in the cost of raw materials combined with the payment of overtime wages to production personnel and the hiring of temporary personnel to increase inventory in preparation for the relocation of the Company's facility. Gross profit from revenue received from service and rentals was 20% as compared to 31% for the prior year six-month period. This increase was due to an increase in service personnel to support periodic maintenance and warranty repairs for the Company's installed laser base and rental lasers.

For the six months ended March 31, 2006, selling, general and administrative expenses totaled $1,165,000 as compared to $1,255,000 for the same period of the previous year, a $90,000 or 7% decrease. This decrease in selling, general and administrative expenses since the prior year period is prmarily the result of a decrease of sales and marketing expense of $69,000 along with $22,000 in audit and tax expense.

During the six months ended March 31, 2006, reasearch and development expenses increased to $295,000 from $277,000 in the prior year six month period, an increase of $18,000 or 7%. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income increased by $235,000 to $306,000 in the current six-month period from $71,000 in the six-month period of fiscal 2005. During the six months ended March 31, 2006 the Company received $275,000 in royalty income as compared to $81,000 in the prior year six-month period (see Note 7). Due to rising interest rates, during the six months ended March 31, 2006, the Company also received $11,000 in interest income as compared to $7,000 during the same prior year period. During the six months ended March 31, 2006, the Company reversed $35,000 of previous accruals for which the Company no longer had obligations which was offset by interest accrued on notes due to an officer.

For the six months ended March 31, 2006, Trimedyne had net income of $97,000 or $0.01 per share, based on 14,709,969 basic weighted average number of common shares outstanding, as compared to a net income of $149,000, or $0.01 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.


Liquidity and Capital Resources
-------------------------------

At March 31, 2006, the Company had working capital of $3,670,000 compared to $3,773,000 at the end of the fiscal year ended September 30, 2005. Cash decreased by $78,000 to $1,445,000 from $1,523,000 at the fiscal year ended September 30, 2005. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our wholly-owned laser rental subsidiary for the next twelve months. During the six month period ended March 31, 2006 net cash provided by operating activities was $235,000. Net cash used in investing activities was $282,000 which was the result of payment for leasehold improvements. The Company took occupancy of a new facility on May 12, 2006. Net cash used in financing activities during the same six month period was $31,000: $40,000 for payments on debt incurred for financing general business liability insurance, offset by $9,000 received for the exercise of employee stock options. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profi tability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
Other Information

ITEM 1. Legal Proceedings

The Company was a defendant in one product liability lawsuit. This case was settled during the current quarter ended March 31, 2006 within the limits of the deductible amount of the Company's insurance policy. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had previously accrued $50,000 for this claim based on the deductible under the insurance policy, which been paid in full as of March 31, 2006.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits

        (a)  Exhibits
             31.1 Certification of CEO
             31.2 Certification of Controller
             32.1 Officer Certification
             32.2 Controller Certification

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TRIMEDYNE, INC.

Date:  May 22, 2006                   /s/ Marvin P. Loeb
      --------------------------      ------------------------------------
                                      Marvin P. Loeb
                                      Chairman and
                                      Chief Executive Officer

Date:  May 22, 2006                   /s/ Jeffrey S. Rudner
      --------------------------      ------------------------------------
                                      Jeffrey S. Rudner
                                      Controller