Form 10QSB
period 2006-06-30
TRIMEDYNE INC
filed 2006-08-21
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    June 30, 2006                                                 0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                 Outstanding at August 21, 2006
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        14,642,002 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations                   4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis or
                  Plan of Operation                                       15

        ITEM 3.   Controls and Procedures                                 19

PART II.          Other Information                                       20

SIGNATURE PAGE                                                            21

CERTIFICATIONS                                                            22

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                       June 30,
                                                                        2006
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $    957,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 755,000
  Inventories                                                         2,356,000
  Other current assets                                                  363,000
                                                                   ------------
   Total current assets                                               4,431,000

  Goodwill                                                              544,000
  Other assets                                                           39,000
  Property and equipment, net                                           890,000
  Note due from related party                                            47,000
                                                                   ------------
                                                                   $  5,951,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    452,000
  Accrued expenses                                                      342,000
  Deferred revenue                                                       41,000
  Accrued warranty                                                       39,000
  Income tax payable                                                      6,000
  Notes payable                                                         122,000
  Senior convertible secured note due to officer                        200,000
  Accrued interest due to officer                                       105,000
  Current portion of long-term debt                                       2,000
                                                                   ------------
    Total current liabilities                                         1,309,000

Deferred rent                                                            98,000
Long-term debt, net of current portion                                    2,000
                                                                   ------------

    Total liabilities                                                 1,409,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 14,743,611 shares issued,
    14,642,002 shares outstanding                                       148,000
  Additional paid-in capital                                         47,957,000
  Accumulated deficit                                               (42,850,000)
                                                                   ------------
                                                                      5,255,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,542,000
                                                                   ------------

                                                                   $  5,951,000
                                                                   ============


           See accompanying notes to consolidated financial statements

                                             TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                        2006            2005             2006           2005
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,626,000   $  1,552,000     $  4,956,000   $  4,783,000
Cost of revenues                                         954,000        918,000        3,030,000      2,535,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           672,000        634,000        1,926,000      2,248,000

Operating expenses:
 Selling, general and administrative                     710,000        657,000        1,875,000      1,912,000
 Research and development                                146,000        180,000          441,000        457,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              856,000        837,000        2,316,000      2,369,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (184,000)      (203,000)        (390,000)      (121,000)

Other income, net                                        155,000         54,000          461,000        125,000
                                                    ------------   ------------     ------------   ------------

Income (loss) before provision for income taxes          (29,000)      (149,000)          71,000          4,000
Provision (benefit) for income taxes                      (2,000)         4,000            1,000          8,000
                                                    ------------   ------------     ------------   ------------

Net (loss) income                                   $    (27,000)   $  (153,000)    $     70,000   $     (4,000)
                                                    ============   ============     ============   ============

Net (loss) income per share:
  Basic                                             $         --   $      (0.01)    $         --   $         --
                                                    ============   ============     ============   ============
  Diluted                                           $         --   $      (0.01)    $         --   $         --
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              14,633,443     14,602,931       14,616,909     14,602,931
                                                    ============   ============     ============   ============
   Diluted                                            14,633,443     14,602,931       14,774,922     14,602,931
                                                    ============   ============     ============   ============


                          See accompanying notes to consolidated financial statements



                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Nine Months Ended
                                                                                    June 30,
                                                                              2006          2005
                                                                          -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                                      $    70,000    $   (4,000)
   Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           120,000       105,000
      Loss on disposal of property and equipment                                3,000         3,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                    25,000        (8,000)
        Inventories                                                          (218,000)     (246,000)
        Other assets                                                           64,000        17,000
        Note due from related party                                           (47,000)           --
        Accounts payable                                                      102,000        75,000
        Accrued expenses                                                      (57,000)      (57,000)
        Deferred revenue                                                       (2,000)       (2,000)
        Accrued warranty                                                       (4,000)       10,000
        Accrued interest due officer                                           18,000        18,000
        Income taxes payable                                                   (8,000)       (5,000)
        Deferred rent                                                          98,000            --
                                                                          -----------   -----------

      Net cash provided by (used in) operating activities                     164,000       (94,000)
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (649,000)      (75,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                  (649,000)      (75,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Exercise of stock options                                                   12,000            --
   Issuance of notes payable                                                       --       110,000
   Payments on debt                                                           (93,000)     (107,000)
                                                                          -----------   -----------

     Net cash (used in) provided by financing activities                      (81,000)        3,000
                                                                          -----------   -----------

Net (decrease) in cash and cash equivalents                                  (566,000)     (166,000)
Cash and cash equivalents at beginning of period                            1,523,000     1,683,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $   957,000   $ 1,517,000
                                                                          ===========   ===========

Cash paid for income taxes during the nine months ended June 30, 2006 and 2005 was $6,000 and
$4,000, respectively. Cash paid for interest during both the nine months ended June 30, 2006 and
2005 was approximately $2,000 and $1,000, respectively.

During the nine months ended June 30, 2006, the Company financed certain insurance policies with a $174,000 note payable.


                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 and 2005
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

The accompanying unaudited condensed finanacial statements have been prepared by Trimedyne, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Resolution S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all information and disclosures required by generally accepted aacounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2006 and the results of operations and its cash flows for the nine months ended June 30, 2006 and 2005. Results for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2006.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2006 annual report on Form 10-KSB for the year eneded September 30, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for laser systems before ordering and in general do not maintain inventories. The Company's return policy for laser accessories, delivery and disposable devices sold to distributors is as follows: 1) The Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee, 2) A return authorization number is required for all returns. The number can be obtained by contacting the Customer Service Department, and 3) Should a product be found defective at the time of initial use, the Company will replace it free of charge.

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

Trimedyne, Inc. will rent its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the nine months ended June 30, 2006 and 2005, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at June 30, 2006.

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

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                              Three months ended          Nine months ended
                                                                  June 30,                    June 30,
                                                              2006          2005          2006          2005
                                                           ---------     ----------     ---------     ---------
Net income (loss), as reported                             $ (27,000)    $ (153,000)    $  70,000     $  (4,000)

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                    (30,000)       (61,000)      (50,000)      (99,000)
                                                           ---------     ----------     ---------     ---------

Pro forma net income (loss)                                $ (57,000)    $ (214,000)    $  20,000     $(103,000)
                                                           =========     ==========     =========     =========

Net income (loss) per share - basic:

  As reported                                              $      --     $   (0.01)     $      --     $      --
                                                           =========     =========      =========     =========

  Pro forma                                                $      --     $   (0.01)     $      --     $   (0.01)
                                                           =========     =========      =========     =========

Net income (loss) per share - diluted:

  As reported                                              $      --     $   (0.01)     $      --      $      --
                                                           =========     =========      =========      =========

  Pro forma                                                $      --     $   (0.01)     $      --      $  (0.01)
                                                           =========     =========      =========      =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                      Nine Months Ended
                                          June 30,
                                     2006           2005
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     86%            80%

Risk-free interest rate               3.77%          3.47%

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2006 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instruments.

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

                                                     Three Months Ended              Nine Months Ended
                                                         June 30,                      June 30,
                                              ----------------------------   ----------------------------
                                                   2006            2005          2006            2005
                                              ------------    ------------   ------------    ------------
        Balance at beginning of period        $     50,000    $     55,000   $     43,000    $     45,000
        Charges to costs and expenses               11,000          25,000         59,000          71,000
        Costs incurred                             (22,000)        (26,000)       (63,000)        (62,000)
                                              ------------    ------------   ------------    ------------
        Balance at end of period              $     39,000    $     54,000   $     39,000    $     54,000
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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entitie s the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. The Company is required to adopt this standard during the fiscal quarter ending December 31, 2006. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position.

NOTE 2 - Balance Sheet Items

                                                                      June 30,
                                                                        2006
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw materials                                                    $   811,000
   Work-in-process                                                      470,000
   Finished goods                                                     1,075,000
                                                                    -----------
                                                                    $ 2,356,000
                                                                    ===========

For the nine months ended June 30, 2006, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $   150,000
   Short-term deposits                                                   59,000
   Prepaid insurance                                                    136,000
   Prepaid other                                                         18,000
                                                                    ------------
   Total other current assets                                       $   363,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,440,000
   Leasehold improvements                                               614,000
   Other                                                                216,000
                                                                    ------------
                                                                      3,270,000
Less accumulated depreciation and amortization                       (2,380,000)
                                                                    ------------
   Total property and equipment                                     $   890,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   129,000
   Accrued salaries and wages                                            47,000
   Sales and use tax                                                     56,000
   Accrued professional expenses                                         44,000
   Customer deposits                                                     37,000
   Accrued commissions                                                   17,000
   Accrued payroll taxes                                                  4,000
   Other                                                                  8,000
                                                                    ------------
   Total accrued expenses                                           $   342,000
                                                                    ============

NOTE 3 - Note Payable

Note payable to finance company, issued in connection with
financing certain insurance policies. The note bears interest at 6.566% per annum and requires monthly principal and interest
payments of $17,368 through January 2006.                              $ 122,000
                                                                       =========

NOTE 4 - Senior Secured Convertible Notes Due to Officer

At June 30, 2006, the Company had two outstanding senior, secured convertible notes due to its chief executive officer. These notes have a face value of $150,000 and $50,000 bear interest at 12% per annum, mature on February 28 and April 14, 2007, respectively, and are convertible at prices of $0.40 and $0.50 per share, respectively. The holder of these notes has the right at any time or times, prior to the payment of these notes in full, including any unpaid interest, to convert either or both of these notes for common stock at their respective convertible price.

Accrued interest on these notes was $105,000 at June 30, 2006.

NOTE 5 - Long-Term Debt

Loan payable to leasing company, bearing interest at 8% per
annum: principal and interest due monthly in equal
installments of $211 through May 2008. The loan is secured
by the related forklift.                                            $     4,000
Less: current portion                                                    (2,000)
                                                                    ------------
                                                                    $     2,000
                                                                    ============

NOTE 6 - Income (Loss) Per Share Information

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                        Three months ended             Nine months ended
                                                             June 30,                      June 30,
                                                        2006          2005             2006         2005
                                                    ----------    ----------       ----------    ----------
Denominator:
 Weighted average common shares outstanding
  used in calculating basic income (loss)
  per share                                         14,633,443    14,602,931       14,616,909    14,602,931

 Effect of dilutive options                                  *(1)          *(1)       158,013             *(1)
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest                 *(1)          *(1)             *(1)          *(1)
                                                    ----------    ----------       ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    14,633,443    14,602,931       14,774,922    14,602,931
   calculating dilited earnings                    ===========   ===========       ==========    ==========

Numerator:

 Net income (loss)                                 $   (27,000)  $  (153,000)      $   70,000    $   (4,000)

 Add - interest on Senior Convertible
   Secured Notes due to Officer                              *(1)          *(1)             *(1)          *(1)
                                                   -----------   -----------       ----------    ----------

 Net income (loss) available to
   common stockholders used in                     $   (27,000)  $  (153,000)      $   70,000    $   (4,000)
   calculating dilited earnings                    ===========   ===========       ==========    ==========
   per share


(1) The effects were anti-dilutive, and therefore, they were not considered in the calculation of diluted income (loss) per share. Had the effect of the dilutive options and convertible debt outstanding been added to the diluted weighted-average common shares outstanding, the diluted common shares outstanding would have been 933,892 greater for the three months ended June 30, 2006, 703,574 greater for the three months ended June 30, 2005, 720,000 greater for the nine months ended June 30, 2006 and 717,829 greater for the nine months ended June 30, 2005.

NOTE 7 - Contingencies

Product liability

The Company was a defendant in one product liability lawsuit. This case was settled during the previous quarter ended March 31, 2006 within the limits of the deductible amount of the Company's insurance policy. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had previously accrued $50,000 for this claim based on the deductible under the insurance policy, which was paid in full during the previous quarter ended March 31, 2006.

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

NOTE 8  Other Income

In November 2003, the Company settled its litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured or purchased by Lumenis from third-party suppliers. During the nine month periods ended June 30, 2006 and 2005, the Company recorded $425,000 and $133,000, respectively, in royalties in connection with the terms of a settlement agreement. These royalties are included in other income in the accompanying consolidated financial statements.

Note 9 Related Party Transactions

The Company entered into a service agreement with Cardiomedics, Inc. ("Cardiomedics"), a privately-held corporation in which the Chairman/CEO of Trimedyne, Inc. holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. Under the agreement, Trimedyne agreed to provide warranty service, periodic maintenance and repair on Cardiomedics' heart assist devices for which Trimedyne billed Cardiomedics $40,000 on account and recorded as service income, including $29,000 for the six months ended March 31, 2006. During the quarter ended March 31, 2006 Cardiomedics' account with Trimedyne, Inc. became delinquent and the Company ceased providing services to Cardiomedics. Cardiomedics also entered into a reimbursement agreement with the Company for business expenses incurred by the CEO/Chairman of the Company on behalf of Cardiomedics in the amount of $11,000.

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bears interest at 8.0% per annum, and matures on March 31, 2008. The Note is secured by a personal guarantee from the Chairman/CEO of the Company. During the quarter ended June 30, 2006, the Company received $4,000 in principal reduction payments from Cardiomedics, reducing the principal balance of the Note to $47,000.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the quarter ended June 30, 2006 the Company incurred $4,000 in expense for the services provided under the agreement.

NOTE 10 Stockholders' Equity

During the nine and three months ended June 30, 2006, 39,071 common shares and 13,701 common shares, respectively, were issued for $12,000 and $3,000, respectively, in connection with employee stock options that were exercised.

NOTE 11  Segment Information

The Company's revenue base is derived from the sales of medical products and services. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Data with respect to these operating activities for the three and nine months ended June 30, 2006 and 2005 are as follows:

                                       For the quarter ended June 30, 2006           For the quarter ended June 30, 2005
                                                    (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------        ----------------------------------------
   Net revenues                       $ 1,146,000   $   480,000   $ 1,626,000        $  1,194,000   $   358,000   $ 1,552,000
   Cost of revenues                       544,000       410,000       954,000             649,000       269,000       918,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           602,000        70,000       672,000             545,000        89,000       634,000

   Operating expenses:
   Selling, general and
     administrative                       629,000        81,000       710,000             533,000       124,000       657,000
   Reasearch and development              146,000            --       146,000             180,000            --       180,000
                                      ---------------------------------------        ----------------------------------------

   Loss from operations               $  (173,000)  $   (11,000)     (184,000)       $   (168,000)  $   (35,000)     (203,000)
                                      =========================                      ==========================
   Other:
     Interest income                                                    5,000                                           4,000
     Interest expense                                                 (11,000)                                         (9,000)
     Royalty income                                                   150,000                                          52,000
     Settlements and recoveries                                        12,000                                           7,000
     Income taxes                                                       1,000                                          (4,000)
                                                                 ------------                                      ----------
   Net (loss)                                                     $   (27,000)                                     $ (153,000)
                                                                 ============                                      ==========


                                      For the nine months ended June 30, 2006         For the nine months ended June 30, 2005
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Net revenues                       $ 3,613,000   $ 1,343,000   $ 4,956,000         $ 3,615,000   $ 1,168,000   $ 4,783,000

   Cost of revenues                     1,929,000     1,101,000     3,030,000           1,704,000       831,000     2,535,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                         1,684,000       242,000     1,926,000           1,911,000       337,000     2,248,000

   Expenses:
   Selling, general and
     administrative                     1,596,000       279,000     1,875,000           1,524,000       388,000     1,912,000
   Research and development               441,000            --       441,000             457,000            --       457,000
                                      ---------------------------------------         ---------------------------------------

   Loss from operations               $  (353,000)  $   (37,000)     (390,000)        $   (70,000)  $   (51,000)     (121,000)
                                      =========================                       =========================
   Other:
    Interest income                                                    16,000                                          11,000
    Interest expense                                                  (23,000)                                        (24,000)
    Loss on disposal of equipment                                      (3,000)                                         (3,000)
    Royalty income                                                    425,000                                         133,000
    Settlements and recoveries                                         46,000                                           8,000
    Income taxes                                                       (1,000)                                         (8,000)
                                                                 ------------                                      ----------
   Net income (loss)                                              $    70,000                                      $   (4,000)
                                                                 ============                                      ==========


Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) were as follows:

                                           For the three months ended June 30,    For the nine months ended June 30,
                                                     (Unaudited)                              (Unaudited)

                                                 2006             2005                   2006             2005
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   157,000      $   405,000            $    904,000     $ 1,241,000
  Delivery and disposable devices                989,000          789,000               2,709,000       2,374,000
  Service and rental                             480,000          358,000               1,343,000       1,168,000
                                             -----------      -----------            ------------     -----------
        Total                                $ 1,626,000      $ 1,552,000            $  4,956,000     $ 4,783,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $    19,000      $    95,000            $    151,000     $   380,000
  Delivery and disposable devices                583,000          450,000               1,533,000       1,531,000
  Service and rental                              70,000           89,000                 242,000         337,000
                                             -----------      -----------            ------------     -----------
        Total                                $   672,000      $   634,000            $  1,926,000     $ 2,248,000
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

Sales in foreign countries for the quarters ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) accounted for approximately 27% and 23% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) accounted for approximately 32% and 26% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Nine months      Nine months
                ended June      ended June        ended June       ended June
                 30, 2006        30, 2005          30, 2006         30, 2005
               ------------    ------------      ------------     ------------

Asia            $    225,000   $    299,000      $     800,000    $    800,000
Europe                50,000         37,000            294,000         320,000
Latin America         10,000          2,000            108,000          86,000
Middle East               --          1,000                 --           1,000
Australia                 --             --             81,000              --
Africa                    --             --              3,000              --
Other                162,000         25,000            312,000          29,000
                ------------   ------------      -------------    ------------
                $    447,000   $    364,000      $   1,598,000    $  1,236,000
                ============   ============      =============    ============

All long-lived assets were located in the United States during the nine months ended June 30, 2006. With the exception of one demo 80 watt laser located in Belgium, all the Company's remaining long-lived assets were located in the United States at June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company's net revenues include revenues from the sale of delivery and disposable devices, the sale and rental of laser equipment and accessories, and service contracts for lasers manufactured by the Company.

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

Trimedyne, Inc. will rent its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the nine months ended June 30, 2006 and June 30, 2005, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Quarter ended June, 2006 compared to quarter ended June 30, 2005

During the quarter ended June 30, 2006, net revenues were $1,626,000 as compared to $1,552,000 for the same period of the previous year, a $74,000 or 4.8% increase. Net sales from lasers and accessories decreased by $248,000 or 61.2% to $157,000 during the three months ended June 30, 2006 from $405,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $200,000 or 25.4% to $989,000 in the current quarter from $789,000 in the same quarter of the prior year. Net sales from service and rental increased by $122,000 or 34.1% to $480,000 from $358,000 for the same quarters. Export sales increased by $83,000 or 22.8% due to an increase in delivery device systems sales in Canada.

Cost of sales during the quarters ended June 30, 2006 and June 30, 2005 was $954,000 and $918,000, respectively, or 59% of net revenues. Gross profit from the sale of lasers and accessories was 12% as compared to 23% for the prior year three-month period. Gross profit from the sale of delivery and disposable devices was 59% as compared to 57% for the prior year three-month period. Gross profit from revenue received from service and rentals decreased to 14% during the current three-month period from 25% for the prior year three-month period. This decrease was due to an increase in service personnel to support periodic maintenance and warranty repairs for the Company's installed laser base and rental lasers.

Selling, general and administrative expenses increased in the current quarter to $710,000 from $657,000 in the prior year quarter, an increase of $53,000 or 8%. This increase in selling, general and administrative expenses was result of additional expenses incurred while moving our facility to a new location during the current quarter.

Research and development expenditures for the quarter ended June 30, 2006 decreased $34,000 or 19% to $146,000 as compared to $180,000 in the quarter ended June 30, 2005. This decrease was a result of the Company focusing its resources on moving to our new facility during the current quarter.

Other income, net increased by $102,000 or 187% to $156,000 in the quarter ended June 30, 2006 from $54,000 in the same quarter of the prior year. Other income during the quarter ended June 30, 2006 primarily consisted of $150,000 of royalty income (see Note 7) and $10,000 resulting from the write down of previous accruals, for which the Company no longer had obligations, offset by $6,000 in interest expense. During the three months ended June 30, 2005, the Company received $52,000 in royalty income offset by interest accrued on notes due to an officer.

For the current quarter, the Company had net loss of $27,000 or $0.00 per share, based on 14,633,443 basic weighted average number of common shares outstanding, as compared to a net loss of $153,000, or $0.01 per share, based on 14,602,931 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2006 compared to nine months ended June 30, 2005

During the nine months ended June 30, 2006, net revenues were $4,956,000 as compared to $4,783,000 for the same period of the previous year, a $173,000 or 3.6% increase. Net revenues from lasers and accessories decreased by $337,000 or 27.2% to $904,000 during the nine months ended June 30, 2006 from $1,241,000 in the same period of the prior year. Net revenues from delivery and disposable devices increased by $335,000 or 12.3% to $2,709,000 during the nine months ended June 30, 2006 from $2,374,000 for the same period of the prior year. During the nine months ended June 30, 2006 export sales increased by $362,000 or 29.3% to $1,598,000 as compared to $1,236,000 in the the same period of the prior year. This increase was primarily due an increase in delivery system sales to existing customers increasing their yearly inventory and the acquisition of new customers. Net sales from service and rental increased by $175,000 or 15.0% to $1,343,000 from $1,168,000 for the same quarters in the prior year. This increa se was primarily due to an increase in billable service calls and increased revenues from MST.

Cost of sales increased to 61% of net sales in the nine months ended June 30, 2006 compared to 53% for the nine months ended June 30, 2005. Gross profit from the sale of lasers and accessories was 17% as compared to 31% for the prior year nine-month period. Gross profit from the sale of delivery and disposable devices was 57% as compared to 64% for the prior year nine-month period. This decrease in gross profit was due to an increase in the cost of raw materials combined with the payment of overtime wages to production personnel and the hiring of temporary personnel to increase inventory in preparation for the relocation of the Company's facility. Gross profit from revenue received from service and rentals was 18% as compared to 29% for the prior year nine-month period. This decrease in gross profit was due to an increase in service personnel to support periodic maintenance and warranty repairs for the Company's installed laser base and rental lasers.

For the nine months ended June 30, 2006, selling, general and administrative expenses totaled $1,875,000 as compared to $1,912,000 for the same period of the previous year, a $37,000 or 2% decrease. This decrease in selling, general and administrative expenses since the prior year period is prmarily the result of a decrease of sales and marketing expense of $15,000 along with $22,000 in audit and tax expense.

During the nine months ended June 30, 2006, reasearch and development expenses decreased to $441,000 from $457,000 in the prior year nine month period, a decrease of $16,000 or 4%. This decrease was a result of the Company focusing its resources on moving to our new facility

Other income, net increased by $336,000 to $461,000 in the current nine-month period from $125,000 in the nine-month period of fiscal 2005. During the nine months ended June 30, 2006 the Company received $426,000 in royalty income as compared to $133,000 in the prior year nine-month period (see Note 8). Due to rising interest rates, during the nine months ended June, 2006, the Company also received $16,000 in interest income as compared to $11,000 during the same prior year period. During the nine months ended June 30, 2006, the Company reversed $41,000 of previous accruals for which the Company no longer had obligations and received $5,000 in insurance settlements which was offset by interest accrued on notes due to an officer.

For the nine months ended June 30, 2006, Trimedyne had net income of $70,000 or $0.01 per share, based on 14,616,909 basic weighted average number of common shares outstanding, as compared to a net loss of $4,000, or $0.00 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.


Liquidity and Capital Resources
-------------------------------

At June 30, 2006, the Company had working capital of $3,026,000 compared to $3,773,000 at the end of the fiscal year ended September 30, 2005. Cash and cash equivalents decreased by $566,000 to $957,000 from $1,523,000 at the fiscal year ended September 30, 2005. This decrease in cash was primarily due to the funding of our relocation to a new facility located in Lake Forest, California. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our wholly-owned laser rental subsidiary for the next twelve months. During the nine month period ended June 30, 2006 net cash provided by operating activities was $164,000. Net cash used in investing activities was $649,000 which was the result of payment for leasehold improvements. The Company took occupancy of a new facility on May 12, 2006. Net cash used in financing activities during the current nine month period was $81,000, which is net of payments on debt of $93,000, primarily related to financing certain insurance policies, and $12,000 received in connection with the exercise of employee stock options. While we expect to continue operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to an officer of the Company (the "Notes") outstanding, which have $105,000 of accrued interest thereon at June 30, 2006. The notes bear interest at 12% per annum, and are due in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. If the Notes and accrued interest are not converted, we may have to raise additional capital to pay the Note holder the principal and interest due on the Notes. Sources of such financing may include the sale of additional equity securities or the sale or licensing of patent rights. The issuance of additional common stock or shares of preferred stock will dilute the equity interests of our shareholders. There is no assurance such financing, if and when needed, will be available to us on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                             TRIMEDYNE, INC.

Date:  August 21, 2006                       /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer

Date:  August 21, 2006                       /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller