Form 10KSB
period 2006-09-30
TRIMEDYNE INC
filed 2006-12-22
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
                          COMMISSION FILE NO. 0-10581

                             ----------------------

                                 TRIMEDYNE, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

           NEVADA                                              36-3094439
           ------                                              ----------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION)                                      IDENTIFICATION NO.)

        25901 COMMERCENTRE DRIVE                                  92630
        LAKE FOREST, CALIFORNIA                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Issuer's revenues for the most recent fiscal year were: $6,237,000.

The aggregate market value of voting stock held by non-affiliates of registrant on December 19, 2006 based upon the closing price of the common stock on such date was approximately $24,419,652.

As of December 19, 2006, there were outstanding 17,318,902 shares of registrant's Common Stock.

                                   TABLE OF CONTENTS

PART I
ITEM 1.    DESCRIPTION OF BUSINESS................................................   3
               Forward Looking Statments..........................................   3
               General............................................................   3
               The Orthopedic Market..............................................   4
               The Urology Market.................................................   4
               New Products ......................................................   5
               Laser Rental Services .............................................   5
               Litigation ........................................................   6
               License Agreements ................................................   6
               Research and Development ..........................................   6
               Manufacturing, Supply Agreements ..................................   6
               Marketing .........................................................   6
               Government Regulation .............................................   7
               Investigational Device Exemptions..................................   7
               510(k) Premarket Notification .....................................   7
               Premarket Approval ................................................   8
               Inspection of Plants ..............................................   8
               State Regulation ..................................................   8
               Insurance Reimbursement ...........................................   8
               Cost of Compliance and Other Applicable Regulations ...............   8
               Employees .........................................................   9
               Patents and Patent Applications ...................................   9
               Competition .......................................................   9
               Insurance .........................................................   9
               Foreign Operations ................................................   10
ITEM 2.    DESCRIPTION OF PROPERTIES .............................................   10
ITEM 3.    LEGAL PROCEEDINGS......................................................   10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   10

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   11
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............   12
ITEM 7.    FINANCIAL STATEMENTS...................................................  F-1
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES..............................................   15
ITEM 8A.   CONTROLS AND PROCEDURES................................................   16
ITEM 8B.   OTHER INFORMATION......................................................   16

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................   17
ITEM 10.   EXECUTIVE COMPENSATION ................................................   18
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........   19
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   20
ITEM 13.   EXHIBITS...............................................................   20
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................   20

                                           2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in fiscal year 2007.

GENERAL

Trimedyne, Inc. (the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 watt and 20 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and "Tips") for use in a broad array of medical applications.

Our Lasers, Fibers, Needles and Tips have been cleared for sale by the U.S. Food and Drug Administration ("FDA") for use in orthopedics, urology, ear, nose and throat ("ENT") surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Most of the medical procedures in which our Lasers, Fibers, Needles and Tips are used are being reimbursed by Medicare and most insurance companies and health plans.

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and Oklahoma. MST's revenues and those of our field service department represented only about 28% of our revenues in the fiscal year ended September 30, 2006.

The principal market for our Lasers and Needles is presently in orthopedics to treat herniated (bulging) and ruptured lumbar, thoracic and cervical discs in the spine, two of the four major causes of lower back, neck and leg pain. Our Lasers and Tips are also used in orthopedics to treat damage in joints, such as the knee, shoulder, elbow, ankle and wrist, in outpatient, arthroscopic procedures.

While the second most important market for our Lasers and Fibers is presently in urology to fragment stones in the kidney, ureter and bladder, we are developing a new, proprietary, Side Firing Laser Fiber for use with our 80 watt Lasers and Holmium lasers manufactured by others to vaporize a portion of the prostate gland to treat Benign Prostatic Hyperplasia or "BPH", commonly referred to as an enlarged prostate. This condition, in which excessive growth of the prostate causes difficulty in urination, affects about 50% of men over age 55, and a higher percentage of men at advanced ages.

This new Fiber will be marketed by Boston Scientific Corporation (NYSE:BSX) in the U.S. and Japan and by Lumenis, Ltd. (LUME.PK) elsewhere throughout the world. Boston Scientific is a major factor in the urology field with a large sales organization in the U.S. and Japan. Lumenis, which is based in Israel, is the world's largest manufacturer of medical lasers, employs a worldwide sales organization and has sales exceeding $200 million. As a result of Boston Scientific and Lumenis marketing our new Side Firing Fiber, we believe urology will become our principal market.

During October through December 2006, we sold 2,650,000 Shares for an aggregate of $3,312,500. After deducting $300,000 of estimated costs of the offering, the estimated net proceeds to us were $3,012,500. The principal use of these funds will be to support the increased level of business expected to arise from sales of our new Fiber by Boston Scientific and Lumenis.

THE ORTHOPEDIC MARKET

Our Side Firing Laser Needles are used with our Lasers to treat herniated or ruptured discs in the spine in minimally invasive procedures, most of which are performed on an outpatient basis in about 20-30 minute procedures, typically with only local anesthesia. The lower back, leg and neck pain usually disappears on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days. Papers on our disc procedures published in medical journals show success rates (good or excellent results, based on pain scores) of 85% to 94%.

Approximately 500,000 surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and typically entail a two to three day hospital stay, bleeding, post-operative pain and a recovery period of two months or longer. Papers on surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of disc surgery to be only 40% to 77%.

While our laser procedures to treat herniated or ruptured spinal discs compare very favorably to the conventional surgical procedures to treat these conditions and are less costly to third party payors, before surgeons can perform our laser procedures, they must attend a training course in which they practice the procedure on cadavers. In addition to difficulty in convincing busy surgeons take two to three days away from their practice to attend a training course, we incur substantial costs in conducting the training courses, in addition to airfare, food and lodging costs for the surgeons. In addition, surgeons are paid for conventional disc surgery generally more by Medicare and other third-party payers than for our 20-30 minute laser procedures, reducing their desire to take time away from their practice to attend a training course.

Since we can afford to conduct or participate in only a few training courses organized by others each year in the U.S. and only occasionally in Europe, the Middle East, Latin America and Asia, our spinal disc market is expected to grow only if we are able to conduct or participate in a larger number of training courses.

THE UROLOGY MARKET

As the prostate grows, it obstructs the flow of urine through the penis. While millions of men take drugs to treat an enlarged prostate, the drugs lose their effect over time, and it is estimated that about 200,000 surgical procedures to treat enlarged prostates are performed to treat this condition each year in the United States and about one million are performed each year outside the U.S. The conventional surgical procedure to treat an enlarged prostate utilizes a wire loop, inserted through an endoscope in the penis, which is heated with radiofrequency ("RF") energy and moved back and forth to carve out the interior of the prostate to enable urine to flow normally.

While the surgical procedure restores urine flow to normal levels, based on clinical studies, it entails general anesthesia, a three day average hospital stay, bleeding (about 3% of the patients lose more than a pint of blood and require a blood transfusion), an infection rate, 3% of the men potent before the procedure become impotent, and 3% become permanently incontinent.

We are developing a new Side Firing Laser Fiber to treat enlarged prostates. While our Side Firing Laser Fiber has been cleared for sale by the FDA for use with our Lasers and Holmium lasers manufactured by others, it is not yet being marketed. In Lumenis' laser procedure to treat an enlarged prostate, using Lumenis' Holmium laser and a side firing laser fiber made by Lumenis, the laser fiber is inserted through an endoscope and laser energy is emitted laterally to simultaneously vaporize and cauterize the interior of the prostate, with urine flow returning to normal levels. There is virtually no bleeding and the laser procedure is typically performed on an outpatient basis, avoiding hospitalization and the risk of general anesthesia and reducing or eliminating the other adverse effects of the surgical procedure. Even hemophiliacs and patients on blood thinners, who cannot have the surgical procedure, can usually be treated with laser procedure.

We settled our patent litigation against Lumenis, Ltd., and in August 2005 entered into an OEM Agreement, under which Lumenis agreed to purchase 100% of its side firing (75(degree) to 90(degree) emitting) laser fibers and 75% of its angled firing (60(degree) to 75(degree) emitting) laser fibers from us. Lumenis presently markets its laser fibers through Boston Scientific in the U.S. and Japan and markets them elsewhere throughout the world through its own sales organization. Our Side Firing Laser Fiber will replace Lumenis' laser fibers in these markets when Boston Scientific validates us as a supplier (vendor).

Boston Scientific and Lumenis are in the process of conducting a review of our manufacturing facility and our manufacturing and quality processes and will conduct animal and human testing of our new Fiber before they can validate us as a supplier. The outcome of their review and testing cannot be assured. Their review and testing is presently expected to be completed late in the second calendar quarter of 2007 (the third quarter of our 2007 fiscal year), after which we expect to commence shipments to Boston Scientific and Lumenis. In the meantime, Lumenis is paying us a royalty of 7.5% on their sales of laser fibers to Boston Scientific and on their sales of laser fibers to their customers outside of the U.S. and Japan.

Side firing laser fibers to treat an enlarged prostate typically sell for about $750 or more and, due to their exposure to blood, are discarded after one use.

Our Lasers and plain, straight-ahead firing Fibers are used in urology to fragment stones in the kidney, ureter or bladder in "lithotripsy" procedures. However, our plain, straight-ahead firing Fibers are reusable and are used an average of about 20-30 times. As a result, revenues from the sale of $400-$500 Fibers to treat stones do not result in as significant sales as those expected from single use, disposable Side Firing Fibers to treat enlarged prostates.

Our Lasers, Fibers, Needles and Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

NEW PRODUCTS

In addition to the new Side Firing Laser Fiber described above in "The Urology Market", we have designed, obtained U.S. patents and filed a patent application covering a new disposable, side firing,fiber-optic device for use with a new type of laser for the treatment of female stress urinary incontinence and other conditions. This condition, which affects an estimated 14 million women in the United States, is not often treated, as surgical procedures or the injection or polymers or granules, which can migrate, are not very desirable to women.

However, before we can submit an application to the FDA to market this new laser and fiber, we must successfully test them in animal and human clinical studies, whose outcome cannot presently be predicted. There is no assurance FDA marketing approval to market this new laser or fiber can be obtained.

Developing new medical devices for untested applications entails considerable risk. While we have more than ten years of experience in designing, developing, manufacturing and marketing side firing laser devices, we cannot assure that our new side firing laser device for use with our Holmium laser and Holmium lasers made by others for the treatment of BPH (enlarged prostates) or the new side firing laser device we are developing for the treatment of female urinary incontinence and other conditions can be completed at a reasonable cost or in a timely manner, or will be clinically successful, able to complete successfully in the marketplace or profitable to us.

LASER RENTAL SERVICES

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $50,000 to $120,000, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, laser rental companies have sprung up throughout the United States to fill this void. These companies provide lasers and other types of medical equipment, along with a trained operator to hospitals, surgery centers and physicians on a "fee per case" basis.

We acquired MST in late 2000 and plan to expand its "fee per case" rental business, which is particularly well suited to the introduction of new laser products. If requested, MST also supplies, disposable or reusable fiber optic laser delivery devices and includes their price in the "per case" fee.

When a surgeon is trained to perform a new procedure, such as our Laser procedures for testing an enlarged prostate or a herniated or ruptured disc in the spine, instead of waiting for his hospital or surgery center to purchase the Laser, the hospital can rent it on a "per case" basis.

When the hospital's or surgery center's staff has been trained by our Laser operator and is comfortable with the patient results, the volume of patients and the amount third-party payors are reimbursing for the procedure, they can buy the Laser, lease it under a conventional, long term lease or continue to rent it on a "per case" basis. Since the six to twelve month average delay in purchasing "big ticket" medical equipment is eliminated, the hospital or surgery center can immediately start purchasing our disposable Fibers and Needles, which typically carry higher profit margins than our Lasers.

LITIGATION

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us. In November 2003, the Company settled its litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty to us on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company has offered to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

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

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2006, an aggregate of $49,348,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $633,000 and $623,000 was expended during the fiscal years ended September 30, 2006 and 2005, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING AND SUPPLY AGREEMENTS

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

At September 30, 2006, the Company had marketing arrangements for the sale of its lasers and certain of its disposable products on a straight commission basis with six independent sales entities with approximately 25 representatives specializing in the sale of medical devices in the United States. Outside the United States, the Company sells its products through 35 independent distributors who sell various medical products in approximately 42 foreign countries. The Company presently employs a Vice President of Sales who directs the Company's sales activities in the United States and elsewhere.

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

EMPLOYEES

On September 30, 2006, the Company had 58 full-time employees, of whom 10 were employed by MST. Of the remainder, 37 were engaged in production and engineering, one in sales and marketing, and 10 in general and administrative functions. On September 30, 2006, the Company had five part-time employees of whom four were engaged in production and engineering, and one in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2006, the Company owned or had licenses to 22 U.S. Patents and 9 U.S. patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

FOREIGN OPERATIONS

In fiscal 2006 and 2005, sales of products in foreign countries accounted for approximately 29.7% and 28.1%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently occupies approximately 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630. The lease became effective April 1, 2006, and has a five-year term with two five-year renewal options. The lease agreement provides for rent of $28,126 per month through November 2007, and then for two 4% rental increases effective on December 2007 and August 2009.

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1,563 per month through August 2007.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company was a defendant in one product liability lawsuit. This case was settled during the quarter ended March 31, 2006 within the limits of the deductible amount of the Company's insurance policy. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had previously accrued $50,000 for this claim based on the deductible under the insurance policy, which was paid in full during the quarter ended March 31, 2006.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2006, no matters were submitted to a vote of securities holders.

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


       2005                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2004                        $ 0.75            $ 0.55
       March 31, 2005                             0.76              0.55
       June 30, 2005                              0.75              0.55
       September 30, 2005                         0.75              0.53

       2006                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2005                        $ 0.72            $ 0.52
       March 31, 2006                             1.02              0.56
       June 30, 2006                              1.19              0.80
       September 30, 2006                         2.00              1.15

    B. HOLDERS OF COMMON STOCK

As of September 30, 2006, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

    D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2006 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

                                                                             NUMBER OF
                                                                        SECURITIES REMANING
                                NUMBER OF                               AVAILABLE FOR FUTURE
                             SECURITIES TO BE                            ISSUANCE UNDER
                               ISSUED UPON       WEIGHTED-AVERAGE             EQUITY
                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                            OPTIONS, WARRANTS    OPTIONS, WARRANTS      REFLECTED IN COLUMN
                               AND RIGHTS           AND RIGHTS                  (a))
                            -----------------    -----------------     ---------------------
    PLAN CATEGORY                  (a)                  (b)                      (c)
    ---------------------   -----------------    -----------------     ---------------------
    Equity compensation
    plans approved by
    security holders                 237,229      $           1.38                        --

    Equity compensation
    plans not approved by
    security holders               1,188,750      $           1.12                   811,250
                            ----------------      ----------------     ---------------------
    Total                          1,425,979      $           1.16                   811,250
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

The Company offers service contracts on its lasers. These service contracts are offered at different pricing levels based on the level of coverage, which include periodic maintenance and different levels of parts and labor to be provided. Since the service contracts have a twelve-month term, the revenue of each service contract is deferred and recognized ratably over the term of each service contract.

Trimedyne, Inc. will rent its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the fical years ended September 30, 2006 and 2005, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2006 and 2005, were less than one percent of revenues.

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

We write-down our inventory for estimated obsolescence equal to the net realizable value of the obsolete inventory. Product obsolescence may be caused by changes in technology discontinuance of a product line, replacement products in the marketplace or other competitive situations. We maintain a reserve on inventories that we consider to be slow moving or obsolete, to reduce the inventory to their net estimated realizable value. Once specific inventory is written-down, the write-down is permanent until the inventory is physically disposed of.

GOODWILL

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2006 and 2005.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2006 AND 2005

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2006 and 2005

                                                  Year Ended September 30,
                                                     2006          2005
                                                    ------        ------
Net revenues                                        100.0%        100.0%
Cost of sales                                        60.1          53.9
Selling, general and administrative expenses         36.5          37.4
Research and development expenses                    10.1           9.6
Interest expense                                      0.5           0.5
Other income, net                                     8.9           4.4
Income taxes                                          0.1           0.1
Net income                                            1.6           2.9

NET REVENUES

Net revenues decreased $245,000 or 3.8% in fiscal 2006 to $6,237,000 from $6,482,000 in fiscal 2005, largely due to decreased unit sales of lasers. Net revenues from service and rental increased by $84,000 or 5.0% in fiscal 2006 to $1,753,000 from $1,669,000 in fiscal 2005, primarily due to increased sales generated by MST. International export revenues increased to $1,853,000 for fiscal 2006 from $1,822,000 for fiscal 2005 or 1.7%.

COST OF GOODS SOLD

Cost of sales in fiscal 2006 was approximately 60.1% of net revenues, compared to 53.9% in fiscal 2005. Gross profit from the sale of lasers and accessories was 17% in the fiscal year ended September 30, 2006 as compared to 34% for the prior year fiscal period. Gross profit from the sale of delivery and disposable devices during the fiscal year ended September 30, 2006 was 54% as compared to 65% for the prior fiscal year period. This decrease in gross profit was due to an increase in the cost of raw materials combined with the payment of overtime wages to production personnel and the hiring of temporary personnel to increase inventory during the preparation for the relocation of the Company's facility. Gross profit from revenue received from service and rentals was 28% in the fiscal year ended September 30, 2006 as compared to 32% for the prior fiscal year period. This decrease in gross profit was due to an increase in service personnel to support periodic maintenance and warranty repairs for the Company's i nstalled laser base and rental lasers along with an increase maintaining the lasers utilized at MST.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased 6.3% to $2,279,000 in fiscal 2006, compared to $2,423,000 in fiscal 2005. The $144,000 decrease in fiscal 2006 is primarily attributed to reductions in marketing expense of $97,000, legal expense of $50,000, commission expense of $41,000, travel expense of $22,000 and audit expense of $21,000 offset by $108,000 in expense incurred in relocating to a new facility in May of 2006.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses were $633,000 in fiscal 2006, compared to $623,000 in fiscal 2005. R&D as a percentage of net revenues increased to 10.1% of net revenues in fiscal 2006 as compared to 9.6% in fiscal year 2005. R&D spending in fiscal 2006 was higher as the Company increased its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

OTHER INCOME AND EXPENSE

Total other income, net increased $273,000 or 110% to $522,000 in fiscal 2006 from $249,000 in fiscal 2005. Interest income was $21,000 in fiscal 2006 compared to $16,000 in fiscal 2005. The levels of cash available for investment in interest bearing securities were $802,000 and $1,523,000 as of September 30, 2006 and 2005, respectively. The increase in interest income was due to the Company maintaining an increased amount of funds in interest bearing investments along with higher interest rates in fiscal 2006. Income from royalties increased $216,000 or 82% to $478,000 in fiscal 2006 from $262,000 in fiscal 2005. This increase was due to royalties received from Lumenis based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers, as stipulated in the settlement agreement entered into on November 17, 2003 between the Company and Lumenis, Inc. During the fiscal year ended September 30, 2006, the Company reversed $49 ,000 of previous accruals for which the Company no longer had obligations and received $3,000 in insurance settlements which was offset by interest accrued on notes due to an officer.

NET INCOME

As a result of the above, net income in fiscal 2006 was $97,000, compared to a net income of $186,000 in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2006, net cash provided by operating activities was $128,000, compared with net cash used of $33,000 in fiscal 2005. Net cash used in investing activities was $738,000 in fiscal 2006, compared to net cash used of $100,000 in fiscal 2005. The increase in cash used in investing activities in fiscal 2006 was primarily due to cash paid for leasehold improvements for a new facility the Company occupied in May, 2006. Net cash used in financing activities was $111,000 in fiscal 2006, which was the result of $146,000 of payments on debt offset by $35,000 received from the exercise of employee stock options.

Liquidity

At September 30, 2006, the Company had working capital of $3,456,000 compared to $3,773,000 at the end of the previous fiscal year ended September 30, 2005. Cash decreased by $721,000 to $802,000 at September 30, 2006 from $1,523,000 at the fiscal year ended September 30, 2005.

During the period of October through December 2006, the Company sold an aggregate of 2,650,000 shares of common stock to four investors and two accredited individuals at a price of $1.25 per share, which resulted in aggregate gross proceeds of $3,312,500. After $300,000 of estimated offering expenses, the net proceeds to the Company will be approximately $3,012,500.

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

We have two outstanding senior, secured convertible notes due to our chief executive officer. These notes have a face value of $150,000 and $50,000, bear interest at 12% per annum, mature on February 28 and April 14, 2007, respectively, and are convertible at prices of $0.40 and $0.50 per share, respectively. The holder of these notes has the right at any time or times, prior to the payment of these notes in full, including any unpaid interest, to convert either or both of these notes for common stock at their respective convertible price. On November 3, 2006 the Chief Executive officer elected to convert the above notes and their respective accrued interest into 760,000 shares of common stock upon their maturity. The issuance of this common stock will dilute the equity interests of our shareholders.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by Item 7 of this Annual Report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Accounting Officer ("CAO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on those evaluations, as of the evaluation date, our CEO, President and CAO believe:

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             80               Chairman and CEO

Glenn D. Yeik              39               President, COO, and Director

Brian T. Kenney            50               V.P. - Global Sales and Marketing

Richard F. Horowitz        66               Secretary and Director

Donald Baker               77               Director

Robert Crutchfield         49               Director

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

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the fiscal years ended September 30, 2004 through September 30, 2006 to our Executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2006:

                                                               Compensation
                                               Annual          ------------
                                           Compensation (1)     Securities
                                         --------------------   Underlying    All Other
Name of Individual                         Salary      Bonus      Options    Compensation
and Principal Position            Year       $           $       $ Shares)      ($)(2)
-------------------------------   ----   ----------   -------   -----------  ------------
Marvin P. Loeb.................   2006   $ 119,393     $ 0              0      $ 10,500
  Chairman of the Board, and      2005   $ 114,515     $ 0              0      $ 15,926
  Chief Executive Officer         2004     115,000       0              0         2,939

Glenn D. Yeik..................   2006     160,527       0        100,000         9,086
  President, and                  2005     151,784       0         75,000         8,765
  Chief Operations Officer        2004     150,000       0              0         8,795

Brian T. Kenney, V.P...........   2006     152,945       0              0         7,957
                                  2005     157,525       0              0         7,940
                                  2004     133,425       0              0         7,878
---------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS HELD AT THE END OF THE FISCAL YEAR

During the fiscal year ended September 30, 2006, the Company granted 100,000 options to an executive officer and 30,000 options to a Director. The following table provides information concerning grants of options to purchase the Company's common stock during the fiscal year ended September 30, 2006 to the Named Executive Officer and Director:

                                             INDIVIDUAL GRANTS
                         ------------------------------------------------------
                           NUMBER OF
                          SECURITIES     PERCENT OF TOTAL
                          UNDERLYING     OPTIONS GRANTED
                           OPTIONS       TO EMPLOYEES IN      EXERCISE OR BASE
NAME                       GRANTED         FISCAL YEAR          PRICE ($/SH)      EXPIRATION DATE
--------------           -----------     ---------------      ----------------    ---------------
Glenn Yeik                 100,000             56.9%                $0.92            03/31/2016
Robert Crutchfield          30,000             17.1%                $1.75            08/16/2006


The following table provides information related to options exercised during the fiscal year ended September 30, 2006, and unexercised options held by the above named executive officers as of the end of such fiscal year:

                                                   NUMBER OF SECURITIES
                                                       UNDERLYING                  VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                     AT FY END (#) (1)               AT FY END ($) (2)
                SHARES ACQUIRED     VALUE      ---------------------------    -----------------------------------
                ON EXERCISE (#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE ($)   UNEXERCISABLE ($)
                ---------------  -----------   -----------   -------------    ---------------   -----------------
Marvin P. Loeb        0              0           150,000               0           82,560                  0

Glenn D. Yeik         0              0           264,000          86,000          190,230             70,580

Brian T. Kenney       0              0            96,000           4,000           37,485              4,120

---------------

(1) Our Non-Qualified Stock Options have a term of six years, and our Incentive Stock Options have a term of ten years. All Options are subject to earlier termination, with options becoming exercisable from the date of grant equally over the following three years for our Non-Qualified Stock options and five years for our Incentive Stock Options.

(2) The dollar value of the in-the-money options shown above was calculated by multiplying the closing market price of our Shares at September 30, 2006, $1.53 per share, by the respective number of Shares and subtracting the option price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of December 19, 2006 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.

                           NAME AND ADDRESS                                AMOUNT AND NATURE OF       PERCENT OF CLASS
TITLE OF CLASS             OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP         OUTSTANDING*
--------------             -------------------                             --------------------       -----------------
                                 MAJOR SHAREHOLDERS
                                 ------------------

Common Stock               Marvin P. Loeb, Chairman & CEO (1)                  2,672,114                     15.4%
$.01 Par Value             25901 Commercentre Drive
                           Lake Forest, CA  92630

                           Lewis Asset Management, Inc. (6)                    1,000,000                      5.8%
                           45 Rockefeller Plaza, Suite 2570
                           New York, N.Y. 10111

                           Bruce J. Haber and his associates                     931,653                      5.4%
                           145 Huguenot Street, Suite 405
                           New Rochelle, NY  10801

                               OTHER DIRECTORS AND EXECUTIVE OFFICERS
                               --------------------------------------

                           Donald Baker, Director (2)                             80,000                        *
                           544 Earlston Road
                           Kenilworth, IL 60043

                           Richard F. Horowitz, Secy. & Dir. (2)                  80,000                        *
                           Heller, Horowitz & Feit, P.C.
                           292 Madison Avenue
                           New York, New York 10017

                           Glenn D. Yeik, Pres. COO (3)(5)                       397,257                      2.3%

                           Brian T. Kenney, V.P. (4)(5)                          135,000                        *

                           All Directors and Executive                         3,364,371                     19.4%
                           Officers as a Group (5 persons)

-------------------
* Indicates less than 1%

(1) Consists of 1,762,114 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a trustee or beneficiary, 760,000 Shares issuable to Mr. Loeb and his family members upon the conversion of $200,000 of Notes and accrued interest, which Mr. Loeb has elected to convert upon their maturity, and Options to purchase 150,000 Shares.
(2)      Consists of 50,000 Shares and Options to purchase 30,000 Shares.
(3)      Consists of 47,257 Shares, and Options to purchase 350,000 Shares.
(4)      Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5)      Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6) Consists of 850,000 Shares owned by Lewis Opportunity Fund, LP and 150,000 Shares owned by LAM Opportunity, Ltd. Managed by Lewis
         Asset Management, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2006,the Company incurred $3,800 of legal services with a Director, of which $1,300 was paid during the fiscal year.

Another member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company recorded $16,000 in consulting expenses associated with the arrangement which was included in adminstrative expense for year ended September 30, 2006. The consulting services were discontinued December 31, 2005.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2006 and September 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2006               2005
                                       ---------         ---------
(i)       Audit Fees                     58,500            63,000
(ii)      Audit Related Fees                700             2,500
(iii)     Tax Fees                        7,800             7,100
(iv)      All Other Fees                    900                --

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trimedyne, Inc.

Date:                                      /s/ Marvin P. Loeb
 December 21, 2006                         -------------------------------
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

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        December 21, 2006
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               December 21, 2006
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     December 21, 2006
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Secretary & Director         December 21, 2006
------------------------------
Richard F. Horowitz

/s/ Robert Crutchfield            Director                     December 21, 2006
------------------------------
Robert Crutchfield

/s/ Jeffrey S. Rudner             Treasurer &                  December 21, 2006
------------------------------    Chief Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm              F-2

        Consolidated Balance Sheet at September 30, 2006                     F-3

        Consolidated Statements of Income for the years ended
        September 30, 2006 and 2005                                          F-4

        Consolidated Statements of Stockholders' Equity for the
        years ended September 30, 2006 and 2005                              F-5

        Consolidated Statements of Cash Flows for the years
        ended September 30, 2006 and 2005                                    F-6

        Notes to Consolidated Financial Statements                           F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company") as of September 30, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluati ng the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and its subsidiaries as of September 30, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Corbin & Company, LLP
                                                   Irvine, California
                                                   December 21, 2006
                                               ---------------------------------

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                       2006
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $    802,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000                                    742,000
  Inventories                                                         2,596,000
  Other current assets                                                  184,000
                                                                   ------------
      Total current assets                                            4,324,000

Note due from related party                                              38,000
Property and equipment, net                                             925,000
Other                                                                    39,000
Goodwill                                                                544,000
                                                                   ------------
                                                                   $  5,870,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    323,000
  Accrued expenses                                                      399,000
  Deferred revenue                                                       48,000
  Accrued warranty                                                       23,000
  Income tax payable                                                      4,000
  Notes payable and current portion of long-term debt                    71,000
                                                                   ------------
    Total current liabilities                                           868,000

Senior convertible secured note due to officer                          200,000
Accrued interest due to officer                                         111,000
Deferred rent                                                            97,000
Long-term debt, net of current portion                                    2,000
                                                                   ------------

    Total liabilities                                                 1,278,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    14,770,511 shares issued, 14,668,902 shares outstanding             149,000
  Additional paid-in capital                                         47,979,000
  Accumulated deficit                                               (42,823,000)
                                                                   ------------
                                                                      5,305,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         4,592,000
                                                                   ------------

                                                                   $  5,870,000
                                                                   ============

           See accompanying notes to consolidated financial statements

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------     ------------
Net revenues:
  Products                                         $  4,484,000    $  4,813,000
  Service and rental                                  1,753,000       1,669,000
                                                   ------------    ------------
                                                      6,237,000       6,482,000
                                                   ------------    ------------

Cost of sales:
  Products                                            2,489,000       2,358,000
  Service and rental                                  1,260,000       1,134,000
                                                   ------------    ------------
                                                      3,749,000       3,492,000
                                                   ------------    ------------

Gross profit                                          2,488,000       2,990,000

Selling, general and administrative expenses          2,279,000       2,423,000
Research and development expenses                       633,000         623,000
                                                   ------------    ------------

Loss from operations                                   (424,000)        (56,000)
                                                   ------------    ------------
Other income (expense):
 Interest income                                         21,000          16,000
 Royalty income                                         478,000         262,000
 Interest expense                                       (29,000)        (30,000)
 Creditor settlements and recoveries                     55,000          13,000
 Loss on disposal of equipment                           (3,000)        (12,000)
                                                   ------------    ------------
   Total other income, net                              522,000         249,000
                                                   ------------    ------------

Income before provision for income taxes                 98,000         193,000

Provision for income taxes                                1,000           7,000
                                                   ------------    ------------

Net income                                         $     97,000    $    186,000
                                                   ============    ============

Basic net income per share                         $       0.01    $       0.01
                                                   ============    ============

Basic weighted average
 common shares outstanding:                          14,625,662      14,704,540
                                                   ============    ============

Diluted net income per share                       $       0.01    $       0.01
                                                   ============    ============

Diluted weighted average
 common shares outstanding:                          15,611,086      15,471,328
                                                   ============    ============

                 See accompanying notes to consolidated financial statements

                                           TRIMEDYNE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit       Stock            Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
October 1, 2005             14,704,540    $    148,000    $ 47,945,000   $(43,106,000)  $   (713,000)   $  4,274,000

Net income                          --              --              --        186,000             --         186,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2005          14,704,540    $    148,000    $ 47,945,000   $(42,920,000)  $   (713,000)   $  4,460,000

Exercise of
stock options                   65,971           1,000          34,000             --             --          35,000

Net income                          --              --              --        97,000             --           97,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2006          14,770,511    $    149,000    $ 47,979,000   $(42,823,000)  $   (713,000)   $  4,592,000
                          ============    ============    ============   ============   ============    ============

                              See accompanying notes to consolidated financial statements
                                                         F-5

                           TRIMEDYNE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For The Years Ended September 30,
                                                         ---------------------------------

                                                                2006           2005
                                                            -----------    -----------
Cash flows from operating activities:
  Net income                                                $    97,000    $   186,000
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               174,000        143,000
    Loss on disposal of equipment                                 3,000         12,000
  Changes in operating assets and liabilities:
    Trade accounts receivable                                    38,000         13,000
    Inventories                                                (458,000)      (174,000)
    Other assets                                                243,000        (63,000)
    Accounts payable                                            (27,000)       (47,000)
    Note from related party                                     (38,000)            --
    Accrued expenses                                                 --       (114,000)
    Deferred revenue                                              5,000         (8,000)
    Accrued warranty                                            (20,000)        (1,000)
    Accrued interest due officer                                 24,000         25,000
    Income tax payable                                          (10,000)        (5,000)
    Deferred Rent                                                97,000             --
                                                            -----------    -----------
     Net cash provided by (used in) operating activities        128,000        (33,000)
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (738,000)      (100,000)
                                                            -----------    -----------
     Net cash used in investing activities                     (738,000)      (100,000)
                                                            -----------    -----------

Cash flows from financing activities:
   Excercise of stock options                                    35,000             --
   Payments on debt                                            (146,000)      (137,000)
                                                            -----------    -----------

     Net cash used in financing activities                     (111,000)       (27,000)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (721,000)      (160,000)

Cash and cash equivalents at beginning of year                1,523,000      1,683,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $   802,000    $ 1,523,000
                                                            ===========    ===========

Cash paid for income taxes in the years ended September 30, 2006 and 2005 was $8,000 and $16,000, repectively. Cash paid for interest in the years ended
September 30, 2006 and 2005 was $3,000 and $5,000, repectively.

During the fiscal year ending September 30, 2006, the Company financed certain insurance policies with a $174,000 note payable.

                See accompanying notes to consolidated financial statements

                                          F-6

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reuseable fiber-optic laser devices in the medical field. The Company's operations include the provision of services and rental of lasers and medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the Southwestern United States, through its wholly-owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see Note 10).

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2006 three customers accounted for 48% of the Company's receivables, one of which accounted for 12% of the Company's revenues for the year ended September 30, 2005 and accounted for 11% of the Company's revenues for the year ended September 30, 2006. The customers' terms are payment through bank letter of credit and net 30 days. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. In some cases, management requires payment in full before goods are shipped. During fiscal 2006 and 2005, credit losses were not significant.

At September 30, 2006, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $668,000.

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

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2006 and 2005.

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

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and net income per share had compensation cost for the employee stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123:

                                                                      Years ended
                                                                     September 30,
                                                                  2006           2005
                                                              -----------    -----------
Net income, as reported                                       $    97,000      $ 186,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                         (53,000)      (126,000)
                                                              -----------    -----------

Pro forma net income                                          $    44,000    $    60,000
                                                              ===========    ===========

Net income per share - basic:

  As reported                                                 $      0.01    $      0.01
                                                              ===========    ===========

  Pro forma                                                   $        --    $        --
                                                              ===========    ===========

Net income per share - diluted:

  As reported                                                 $      0.01    $      0.01
                                                              ===========    ===========

  Pro forma                                                   $        --    $        --
                                                              ===========    ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Years ended
                                        September 30,
                                     2006           2005
                                  ----------     ----------

Dividend yield                           --             --

Expected volatility                     89%            81%

Risk-free interest rate               3.56%          3.47%

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

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, and losses for contingencies and certain accrued liabilities.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, long-term debt and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2006 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instruments.

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

The Company offers service contracts on its lasers. These service contracts are offered at different pricing levels based on the level of coverage, which include periodic maintenance and different levels of parts and labor to be provided. Since the service contracts have a twelve-month term, the revenue of each service contract is deferred and recognized ratably over the term of the service contract.

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2006 and 2005, four lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs at the time of sale. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table provides a summary of the activity related to the Company's accrued warranty expense:

                                                       For The Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------

        Balance at beginning of period            $     43,000    $     44,000
        Charges to costs and expenses                   65,000          89,000
        Costs incurred                                 (85,000)        (90,000)
                                                  ------------    ------------
        Balance at end of period                  $     23,000    $     43,000
                                                  ============    ============

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Income Taxes

The Company uses the asset and liability method of SFAS No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

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

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and two outstanding senior convertible notes and accrued interest thereon.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

                                                                                   Years ended
                                                                                  September 30,
                                                                               2006           2005
                                                                           -----------    -----------
Weighted average common shares outstanding
 used in calculating basic earnings per share                               14,625,662     14,704,540

Effect of dilutive stock options                                               246,424         90,288
Effect of senior convertible secured
  notes due to officer and accrued interest                                    739,000        676,500
                                                                           -----------    -----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share                      15,611,086     15,471,328
                                                                           ===========    ===========


                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the net income available to common stockholders:

Net income                                                                 $    97,000      $ 186,000

Add - Interest on senior convertible
 secured notes due to officer                                                   24,000         24,000
                                                                           -----------    -----------
Net income available to common stockholders                                $   121,000      $ 210,000
                                                                           ===========    ===========


Segment information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 10). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Comprehensive Income

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB Opinion No.
25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidan ce in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. The Company is required to adopt Statement 123(R) during the fiscal quarter ending December 31, 2006. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall consolidated results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS123R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The implementation of this standard has not had a material impact on the Company's consolidated results of operations, cash flows or financial position.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is n ot expected to have a material impact on the Company's consolidated financial position or results of operations.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable of our fiscal 2008. The Group does not believe SAB 108 will have a material impact on the consolidated financial statements.

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories at September 30, 2006, consist of the following:

Raw materials                      $   842,000
Work-in-process                        636,000
Finished goods                       1,118,000
                                   -----------
                                     2,596,000
                                   ===========

Property and equipment, net consists of the following at September 30, 2006:

Furniture and equipment                               $ 2,497,000
Leasehold improvements                                    614,000
Other                                                     216,000
                                                      -----------
                                                        3,327,000
Less accumulated depreciation and amortization         (2,402,000)
                                                      -----------
                                                      $   925,000
                                                      ===========

Accrued expenses consist of the following at September 30, 2006:


   Accrued vacation                                                 $   126,000
   Accrued compensation                                                  89,000
   Sales and use tax                                                     55,000
   Accrued professional fees                                             53,000
   Customer deposits                                                     42,000
   Commissions                                                           19,000
   Accrued payroll tax                                                    7,000
   Other                                                                  8,000
                                                                    -----------
   Total accrued expenses                                           $   399,000
                                                                    ===========

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2006:

Loan payable to leasing company, bearing interest at 8% per annum;
principal and interest due monthly in equal installments of $211
through May 2008. The loan is secured by the related forklift.      $     4,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 6.566% per annum and require monthly principal and interest
payments of $17,369 through January 2007.                                69,000
                                                                    -----------
                                                                         73,000
Less: current portion                                                   (71,000)
                                                                    -----------
                                                                    $     2,000
                                                                    ===========

Future scheduled payments on notes payable and long-term debt as of September 30, 2006 are as follows:

            Fical Year Ending
              September 30,         Amount
              -------------       ---------
                  2007               71,000
                  2008                2,000
                                  ---------
                                  $  73,000
                                  =========

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

The Company has two Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its Chief Executive Officer The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for consideration per share less than the Conversion Price, at upon which the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. On November 3, 2006, the Chief Executive officer elected to convert the above notes and their respective accrued interest into common stock upon their maturity.

As of September 30, 2006, the Company has accrued $111,000 in interest on the above Convertible Notes. No interest was paid during the years ended September 30, 2006 and 2005.


NOTE 6. INCOME TAXES

The deferred income tax balances at September 30, 2006, are comprised of the following:

Deferred income tax assets (liabilities):
    Net operating loss carry forwards               $  13,630,000
    Reserves and accruals                                (463,000)
    Research and development credits                    3,148,000
    Valuation allowance                               (16,315,000)
                                                    --------------
                                                               --
                                                    ==============

The valuation allowance for deferred tax assets decreased approximately $1,309,000 and $1,416,000 during the years ended September 30, 2006 and 2005, respectively, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") and tax credits that were fully reserved expiring. For the years ended September 30, 2006 and 2005, the Company recorded a current provision for state income taxes of $1,000 and $7,000 respectively. There was not a provision for federal income taxes.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2006 and 2005:

                                                            September 30,
                                                       2005           2006
                                                    ----------     ----------
Statutory federal income tax rate                       34.0%          34.0%

Increase (decrease) in tax rate resulting from:
  State tax benefit, net of federal benefit              6.1%           2.4%
  Other                                                  0.0%           0.4%
  Valuation Allowance                                  (38.0)%        (33.1)%
                                                    ----------     ----------
Effective income tax rate                                2.1%           3.7%
                                                    ==========     ==========

At September 30, 2006, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $38.1 million and $8.5 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2020 and 2011, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases that are currently in effect, which include a lease for MST's facility in Dallas, Texas, which expires in August 2007, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which expires in March 2011.

Future annual minimum lease payments under the above lease agreements, at September 30, 2006 are as follows:

         Years ending
         September 30,
         -------------
           2007                  356,000
           2008                  367,000
           2009                  372,000
           2010                  384,000
           2011                  183,000
                             -----------
           Total             $ 1,662,000
                             ===========

Rent expense for the years ended September 30, 2006 and 2005 was approximately $559,000 and $548,000, respectively.

In accordance with SFAS No. 13 "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases", rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, the $100,000 payment received is being recognized on a straight-line basis over the term of the lease as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the $100,000 allowance on leasehold improvements versus the cumulative rent expense on a straigh t-line basis is recorded as a deferred rent liability.

Settlement and OEM Agreement

Under the terms of a settlement agreement with Lumenis, Inc. ("Lumenis"), Lumenis has agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, under which the Company agreed to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

For the years ended September 30, 2006 and 2005 the Company recognized as income $478,000 and $262,000, respectively, in royalties from Lumenis. These amounts are all included as other income in the accompanying statements of income.

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

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY

Stock Options

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and generally expire in six or ten years specific to their respective plan. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan.

During fiscal 2005, the board of directors authorized the grant of non-qualified stock options to purchase 138,000 shares at an exercise of $0.60 per share based on the closing price of the Company's common stock on the date of grant. These options generally vest over five years and expire ten (10) years from the date of grant.

During fiscal 2006, the board of directors authorized the grant of non-qualified stock options to purchase 175,750 shares as follows:

                         Number of            Option Exercise
                         Options(1)           Price Per Share(2)
                         ---------            -----------------
                           25,000                   $0.59
                           10,000                   $0.66
                              750                   $0.68
                           10,000                   $0.87
                          100,000                   $0.92
                           30,000                   $1.75

(1) These options vest over five years and expire ten (10) years from the date of grant.
(2) Exercise price per share is based on the closing price of the Company's common stock on the date of grant.


Activity during the years ended September 30, 2006 and 2005 under the plans was as follows:

Stock Options Outstanding

                             Number of      Option Exercise    Weighted Average
                              Options       Price Per Share     Exercise Price
                            ----------    -----------------    --------------
October 1, 2004              1,322,600       $0.14 - $3.84        $1.20

Granted                        138,000       $0.60                $0.60
Exercised                           --
Canceled                       (63,400)      $0.33 - $2.75        $0.70
                            ----------
September 30, 2005           1,397,200       $0.14 - $3.84        $1.16

Granted                        175,750       $0.59 - $1.75        $1.00
Exercised                      (65,971)      $0.14 - $1.25        $0.53
Canceled                       (81,000)      $0.50 - $2.75        $1.33
                            ----------
September 30, 2006           1,425,979       $0.14 - $3.84        $1.16
                            ==========

The weighted-average fair value of the stock options granted for the years ended September 30, 2006 and 2005, was $0.53 and $0.24, repectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ------------------------                         -------------------
                     Outstanding      Weighted-Average                           Exercisable   Weighted-
    Range of            as of            Remaining           Weighted-Average      as of        Average
Exercise Prices       9/30/2006   Contractual Life (years)   Exercise Price      9/30/2006   Exercise Price
-----------------     ---------   ------------------------   --------------      ---------   --------------
$0.00 - $0.38           85,000              6.2                    $0.17             45,000         $0.20
$0.39 - $0.94          645,879              6.7                    $0.60            422,029         $0.56
$0.95 - $1.88          462,200              4.7                    $1.30            432,200         $1.27
$1.89 - $2.61           64,000              1.4                    $2.17             64,000         $2.17
$2.62 - $3.38          120,900              3.0                    $2.73            120,900         $2.73
$3.39 - $4.25           48,000              3.5                    $3.84             48,000         $3.84
                     ----------         ----------               --------         ----------      --------
                     1,425,979              5.4                    $1.16          1,132,129         $1.28
                     ==========         ==========               ========         ==========      ========

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As stock options are generally granted at an exercise price equal to the fair market value of the underlying stock at the date of grant, there are generally no charges to income in connection with the issuance of stock options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

Contingent Common Stock Arrangement

During the fiscal year ended September 30, 2004, the Company's President elected to defer $10,000 per year in cash compensation with the option of being paid in shares of the Company's common stock, based on the closing price at the end of the month in which the compensation was earned. During the fiscal year ended September 30, 2005, the Company's President elected to be paid cash for the above in lieu of the right to receive shares of the Company's stock.

No such agreements existed in the fiscal year ended September 30, 2006.

Common Stock Awards

There were no shares of common stock awarded during the fiscal years ended September 30, 2006 and 2005.


NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Retirement Savings Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $26,000 for fiscal 2006 and $12,000 for fiscal 2005.

NOTE 10. SEGMENT INFORMATION:

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

                                 For the year ended September 30, 2006          For the year ended September 30, 2005

                                                Service and                                    Service and
                                  Product          Rental        Total          Product           Rental         Total
                               -----------------------------------------       ------------------------------------------
Revenues                       $4,484,000      $1,753,000     $6,237,000       $ 4,813,000     $1,669,000      $6,482,000

Cost of sales                   2,489,000       1,260,000      3,749,000         2,358,000       1,134,000      3,492,000
                               -----------------------------------------       ------------------------------------------

Gross profit                    1,995,000         493,000      2,488,000         2,455,000         535,000      2,990,000

Expenses:
Selling, general and
  administrative                1,915,000         364,000      2,279,000         1,926,000         497,000      2,423,000
Research and development          633,000              --        633,000           623,000              --        623,000
                               -----------------------------------------       ------------------------------------------

(Loss) income from operations  $ (553,000)      $ 129,000       (424,000)      $   (94,000)      $  38,000        (56,000)
                               ==========       =========                      ===========      ==========
Other income (expense):
 Interest income                                                  21,000                                           16,000
 Royalty income                                                  478,000                                          262,000
 Interest expense                                                (29,000)                                         (30,000)
 Creditor settlements and recoveries                              55,000                                           13,000
 Loss on disposal of equipment                                    (3,000)                                         (12,000)
                                                              ----------                                       ----------

Income before provision for income taxes                          98,000                                          193,000

Provision for income taxes                                         1,000                                            7,000
                                                              ----------                                       ----------

Net income                                                    $   97,000                                       $  186,000
                                                              ==========                                       ==========

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2006 and 2005 accounted for approximately 29.7% and 28.1%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                                          2006            2005
                                      ----------      ----------
                    Asia              $1,005,000      $1,039,000
                    Europe               312,000         387,000
                    Latin America        110,000          87,000
                    Middle East            1,000           1,000
                    Australia             85,000              --
                    Africa                41,000              --
                    Other                299,000         308,000
                                      ----------      ----------
                                      $1,853,000      $1,822,000
                                      ==========      ==========

Sales to customers by similar products and services for the years ended September 30, 2006 and 2005 were:

                                                  2006          2005
                                               ----------   ----------
By similar products and services:

Laser equipment and accessories                $  948,000   $1,429,000
Delivery and disposable devices                 3,536,000    3,384,000
Service and rental                              1,753,000    1,669,000
                                               ----------   ----------
        Total                                  $6,237,000   $6,482,000
                                               ==========   ==========

All the Company's long-lived assets were located in the United States at September 30, 2006 with the exception of one demo 80 watt laser located in Belgium.

NOTE 11. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2005, the Company incurred $6,000 of legal services rendered by a Director. During the year ended September 30, 2006, the Company incurred $3,800 of legal services rendered by a Director, of which $2,000 was still outstanding and included in accounts payable as of September 30, 2006.

Another member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. During the years ended September 30, 2006 and 2005 the Company incurred $16,000 and $82,000, respectivley, in consulting expenses associated with the arrangement which was included in adminstrative expense. The arrangement was terminated during the current fiscal year in December 2005.

The Company entered into a service agreement with Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairman/CEO of Trimedyne, Inc. holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. Under the agreement, Trimedyne agreed to provide warranty service, periodic maintenance, and repair on Cardiomedics' heart assist devices for which Trimedyne billed Cardiomedics $40,000 on account and recorded as service income, including $29,000 during the year ended September 30, 2006. During the quarter ended March 31, 2006 Cardiomedics' account with Trimedyne, Inc. became delinquent and the Company ceased providing services to Cardiomedics. Cardiomedics also entered into a reimbursement agreement with the Company for business expenses incurred by the CEO/Chairman of the Company on behalf of Cardiomedics in the amount of $11,000.

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bears interest at 8.0% per annum, and matures on March 31, 2008. The Note is secured by a personal guarantee from the Chairman/CEO of the Company. During the year ended September 30, 2006, the Company received $13,000 in principal reduction payments from Cardiomedics, reducing the principal balance of the Note to $38,000 and recorded $1,000 in interest income.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the year ended September 30, 2006 the Company incurred $13,000 in expense for the services provided under the agreement, which was recorded to marketing expense, of which $4,000 was included in the balance of accounts payable at September 30, 2006.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

During the period October through December 2006, the Company sold 2,600,000 shares of its common stockthrough J. H. Darbie & Co., Inc. ("Darbie") to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000.

The Company paid Darbie $260,000 and issued a warrant exercisable over a period of five (5) years, to Darbie to purchase 208,000 shares of common stock at a price of $1.25 per share, with a customary anti-dilution provision.

In November 2006, the Company sold through First Island Capital, Inc. ("FIC") 50,000 shares of common stock at a price of $1.25 per Share for $62,500 to an accredited individual and issued a warrant, exercisable over a period of five
(5) years, to FIC to purchase 4,000 shares of common stock at a price of $1.25 per share, with a customary anti-dilution provision.

The Subscription Agreements covering the sale of these shares included customary anti-dilution provisions, an undertaking to file a Registration Statement with the SEC and cause it to become effective 120 days after the date of sale and a provision for a penalty of 1% per month for each month, after a period of 120 days from the date of sale, during which the registration statement is not effective.

After estimated underwriting fees and costs of $300,000, the net proceeds to the Company from the two above transactions is estimated to be $3,012,500.

On December 21, 2006, the Company intends to file a Registration Statement on Form SB-2 with the SEC covering the potential resale of the above 2,650,000 shares of common stock by the holders thereof, the shares underlying the 212,000 Warrants issued to Darbie and FIC, 600,000 Shares reserved for issuance pursuant to Non-Qualified Stock Options which may be granted under the Company's 2007 Non-Qualified Stock Option Plan and resales of such Shares, and an indeterminate number of Shares which the Company may be required to issue under the anti-dilution provisions of the above described Subscription Agreements and Warrants.

Under the Non-qualified 2007 Stock Option Plan, options may be granted to officers, directors, employees and consultants at fair market value and, unless otherwise approved by the Board of Directors, are exercisable over a period of six years and vest at 20% per year.

On November 3, 2006 the Chief Executive Officer elected to convert two Senior Convertible Secured Notes in the amounts of $150,000 and $50,000, and their respective accrued interest, into 760,000 shares of common stock based on their conversion price of $0.40 and $0.50 per share, respectively, upon their maturity.