Form 10QSB
period 2006-12-31
TRIMEDYNE INC
filed 2007-02-12
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  December 31, 2006                                               0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

YES [X]  NO [ ]

(Issuers involved in bankruptcy proceedings during the past five years)

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding at February 9, 2007
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        17,584,902 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements (Unaudited)                        3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis or
                  Plan of Operation                                       16

        ITEM 3.   Controls and Procedures                                 20

PART II.          Other Information                                       21

SIGNATURE PAGE                                                            22

CERTIFICATIONS                                                            23

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                    December 31,
                                                                        2006
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  3,815,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 573,000
  Inventories                                                         2,775,000
  Other current assets                                                  222,000
                                                                   ------------
   Total current assets                                               7,385,000

  Note due from related party                                            31,000
  Property and equipment, net                                           893,000
  Other                                                                  39,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  8,892,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    285,000
  Accrued expenses                                                      324,000
  Deferred revenue                                                       38,000
  Accrued warranty                                                       18,000
  Notes payable and current portion of long-term debt                    19,000
                                                                   ------------
    Total current liabilities                                           684,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due to officer                                         117,000
Deferred rent                                                            95,000
Long-term debt, net of current portion                                    1,000
                                                                   ------------

    Total liabilities                                                 1,097,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 17,421,511 shares issued,
    17,319,902 shares outstanding                                       175,000
  Additional paid-in capital                                         50,990,000
  Accumulated deficit                                               (42,657,000)
                                                                   ------------
                                                                      8,508,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,795,000
                                                                   ------------

                                                                   $  8,892,000
                                                                   ============


           See accompanying notes to consolidated financial statements

                                 TRIMEDYNE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             December 31,
                                                         2006           2005
                                                    ------------   ------------
Net revenues                                        $  1,425,000   $  1,785,000
Cost of revenues                                         779,000      1,148,000
                                                    ------------   ------------
  Gross profit                                           646,000        637,000

Operating expenses:
 Selling, general and administrative                     479,000        580,000
 Research and development                                158,000        145,000
                                                    ------------   ------------
   Total operating expenses                              637,000        725,000
                                                    ------------   ------------

Income (loss) from operations                              9,000        (88,000)

Other income, net                                        157,000        103,000
                                                    ------------   ------------

Income before income taxes                               166,000         15,000

Provision for income taxes                                    --          1,000
                                                    ------------   ------------

Net income                                          $    166,000   $     14,000
                                                    ============    ===========

Net income per share:
  Basic                                             $       0.01   $         --
                                                    ============   ============
  Diluted                                           $       0.01   $         --
                                                    ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              16,537,495     14,704,540
                                                    ============   ============
   Diluted                                            17,736,491     15,445,735
                                                    ============   ============

          See accompanying notes to consolidated financial statements.






                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Three Months Ended
                                                                                  December 31,
                                                                              2006          2005
                                                                          -----------   -----------
Cash flows from operating activities:
   Net income                                                             $   166,000    $   14,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Stock-based compensation                                                  2,000            --
      Depreciation and amortization                                            57,000        36,000
      Loss on disposal of property and equipment                                   --         3,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                             169,000        62,000
        Inventories                                                          (179,000)      166,000
        Other assets                                                          (38,000)       21,000
        Accounts payable                                                      (38,000)      (38,000)
        Note from related party                                                 7,000            --
        Accrued expenses                                                      (75,000)      (59,000)
        Deferred revenue                                                      (10,000)       (3,000)
        Accrued warranty                                                       (5,000)       15,000
        Accrued interest due officer                                            6,000         6,000
        Income taxes payable                                                   (4,000)       (6,000)
        Deferred rent                                                          (2,000)           --
                                                                          -----------   -----------

      Net cash provided by operating activities                                56,000       217,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (25,000)      (12,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (25,000)      (12,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                   3,034,000            --
   Proceeds from the exercise of stock options                                  1,000            --
   Payments on debt                                                           (53,000)      (29,000)
                                                                          -----------   -----------

     Net cash provided by (used in) financing activities                    2,982,000       (29,000)
                                                                          -----------   -----------

Net increase in cash and cash equivalents                                   3,013,000       176,000
Cash and cash equivalents at beginning of period                              802,000     1,523,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 3,815,000    $1,699,000
                                                                          ===========   ===========

Cash paid for income taxes during the three months ended December 31, 2006 and 2005 was $1,000 and $6,000, respectively. Cash paid for interest was approximately $1,000 in each of the three month periods ended December 31, 2006 and 2005.

                 See accompanying notes to consolidated financial statements

                                              5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared by Trimedyne, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2006 and the results of its operations and its cash flows for the three months ended December 31, 2006 and 2005. Results for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2006 annual report on Form 10-KSB for the year ended September 30, 2006.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis sometimes with a minimum monthly rental fee. During the three months ended December 31, 2006 and 2005, three lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2006.

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

Stock-Based Compensation

Prior to October 1, 2006, the Company accounted for stock-based compensation issued to non-employees under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" ("EITF No. 96-18"). Under SFAS No. 123 and EITF No. 96-18 all transactions in which goods or services are the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Also prior to October 1, 2006, as allowed by SFAS No. 123, the Company elected to account for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. APB No. 25 did not require compensation to be recorded if the consideration to be received was at least equal to the fair value of the common stock to be received at the measurement date. Rather compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of forfeitures. Had compensation expense for the Company's stock-based awards to employees been determined based on the estimated fair value at the grant dates consistentwith the fair value method of SFAS No. 123, the Company's net income and income per share for the three months ended December 31, 2005 would have approximated the pro forma amounts indicated below:

    Net income, as reported                                   $  14,000
    Add: stock-based employee compensation included in
         reported net income, net of tax                             --
    Less: stock-based employee compensation determined
          Under fair value based method, net of tax              (1,000)
                                                              ---------
    Pro forma net income                                      $  13,000
                                                              =========

    Net income per common share as reported:
            Basic                                                $   --
            Diluted                                              $   --

    Pro forma income per common share:
            Basic                                                $   --
            Diluted                                              $   --


The fair value of options granted under the Company's equity incentive plan during the three months ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

         Weighted-average risk free rate           3.50%
         Expected term                             5 years
         Expected stock volatility                 80%
         Dividend yield                            --

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of income. SFAS No. 123(R) supersedes the Company's previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the three months ended December 31, 2006 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for periods prior to December 31, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three months ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended December 31, 2006 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three months ended December 31, 2006 was five years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to October 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended December 31, 2006 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the three months ended December 31,2006 are as follows:

                                                   Three Months Ended
                                                    December 31, 2006
                                                   ------------------
         Expected term                                   5 years
         Expected stock volatility                           98%
         Risk free rate                                    4.75%
         Dividend yield                                      --%

A summary of option activity as of December 31, 2006 and changes during the three months ended, is presented below:

                                                                           Weighted-
                                                                            Average
                                                             Weighted-     Remaining
                                                             Average      Contractual     Aggregate
                                                             Exercise        Term         Intrinsic
                                                 Shares        Price        (Years)         Value
                                               ----------    ---------     -----------    -----------
    Options outstanding at October 1, 2006      1,425,979      $  1.16
    Options granted                                76,000      $  1.50
    Options exercised                              (1,000)     $  0.60
    Options forfeited                             (74,700)     $  1.11
                                               ----------    ----------
    Options outstanding at December 31, 2006    1,426,279      $  1.18             5.2    $   658,434
                                               ==========    ==========    ===========    ===========

    Options exercisable at December 31, 2006    1,134,129      $  0.80             4.7    $   475,384
                                               ==========    ==========    ===========    ===========


The weighted-average grant date fair value of options granted during the three months ended December 31, 2006 was $1.14 per option. The total intrinsic value of options exercised during the three months ended December 31, 2006 was $1,020.

A summary of the status of the Company's non-vested stock options as of December 31, 2006 and changes during the three months then ended is presented below:

                                                                        Weighted-
                                                                      Average Grant
                                                                      Date Fair Value
                                                          Shares        Per Share
                                                       -----------    ---------------
Non-vested stock options at October 1, 2006                293,850         $  0.59
Vested stock options                                        (8,700)        $  0.85
Non-vested options granted                                  69,300         $  1.16
Forfeited / cancelled stock options                        (69,000)        $  0.79
                                                       -----------    ---------------

Non-vested stock options at December 31, 2006              292,150         $  0.68
                                                       ===========    ===============


As of December 31, 2006, there was approximately $187,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years. The total fair value of stock options vested during the three months ended December 31, 2006 was approximately $2,000.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company's income before provision for income taxes and net income for the three months ended December 31, 2006 were approximately $2,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share were not affected as a result of the adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123 (R) for the three months ended December 31, 2006, which was allocated as follows:

Stock-based compensation included in:
   Cost of revenues                               $     --
   Research and development expenses              $     --
   Selling, general, and administrative expenses  $  2,000

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt, and two senior convertible secured notes due to the Chief Executive Officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2006 because of the short maturity of these instruments. Senior convertible secured notes due to officer cannot be objectively and fairly valued due to the related party nature of the instruments.

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

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                       2006            2005
                                                  ------------    ------------

        Balance at beginning of period            $     23,000    $     43,000
        Charges to costs and expenses                   11,000          36,000
        Costs incurred                                 (16,000)        (21,000)
                                                  ------------    ------------
        Balance at end of period                  $     18,000    $     58,000
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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                    December 31,
                                                                        2006
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw materials                                                    $ 1,025,000
   Work-in-process                                                      669,000
   Finished goods                                                     1,081,000
                                                                    ------------
                                                                    $ 2,775,000
                                                                    ============

For the three months ended December 31, 2006, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $   140,000
   Short-term deposits                                                   15,000
   Prepaid insurance                                                     41,000
   Prepaid other                                                         26,000
                                                                    ------------
   Total other current assets                                       $   222,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,524,000
   Leasehold improvements                                               614,000
   Other                                                                216,000
                                                                    ------------
                                                                      3,354,000
Less accumulated depreciation and amortization                       (2,461,000)
                                                                    ------------
   Total property and equipment                                     $   893,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   128,000
   Accrued salaries and wages                                            40,000
   Sales and use tax                                                     61,000
   Accrued professional expenses                                         30,000
   Customer deposits                                                     33,000
   Accrued commissions                                                   19,000
   Accrued payroll taxes                                                  6,000
   Other                                                                  7,000
                                                                    ------------
   Total accrued expenses                                           $   324,000
                                                                    ============
NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006:

Loan payable to leasing company, bearing interest at 8% per annum;
principal and interest due monthly in equal installments of $211
through May 2008. The loan is secured by the related forklift.      $     3,000

Notes payable to finance company, issued in connection with
financing certain insurance policies. The notes bear interest at 6.566% per annum and require monthly principal and interest
payments of $17,369 through January 2007.                                17,000
                                                                    ------------
                                                                         20,000
Less: current portion                                                   (19,000)
                                                                    ------------
                                                                    $     1,000
                                                                    ============

NOTE 5 - Senior Secured Convertible Notes Due to Officer

The Company has two Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its Chief Executive Officer. The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, at a price of $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for consideration per share less than the Conversion Price, in which case the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. During the current quarter ended December 31, 2006, the Chief Executive officer agreed to convert the Notes and their respective accrued interest into 760,000 shares common stock upon their maturity.

As of December 31, 2006 and 2005, the Company accrued $117,000 and $93,000, respectively, in interest on the above Convertible Notes. No interest was paid during the three months ended December 31, 2006 and 2005.

In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected To Be Refinanced", the Convertible Notes and the accrued interest thereon which will be converted into shares of the Company's common stock upon their maturity have been classified as non-current liabilities in the accompanying balance sheet as of December 31, 2006.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                       Three months ended
                                                           December 31,

                                                       2006          2005
                                                   ------------  ------------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share      16,537,495    14,704,540

 Effect of dilutive options                            475,496        48,695
 Effect of senior convertible secured
   notes due to officer and accrued interest           723,500       692,500
                                                   ------------  ------------
 Weighted average common shares outstanding
  used in calculating diluted earnings per share    17,736,491    15,445,735
                                                   ============  ============
Numerator

 Net income                                        $   166,000   $    14,000
 Add - interest on senior convertible
   secured notes due to officer                          6,000         6,000
                                                   ------------  ------------

 Net income available to common stockholders        $  172,000   $    20,000
                                                   ============  ============

NOTE 7 - Commitments and Contingencies

Litigation

The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which are not reflected in the consolidated statements of income that may have material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 8 - Other Income

During the three month periods ended December 31, 2006 and 2005, the Company recognized $140,000 and $84,000, respectively, in royalties in connection with the terms of a settlement agreement and subsequent OEM agreement. These royalties are included in other income in the accompanying statements of income.

Note 9 - Related Party Transactions

The Company has a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairmain/CEO of Company holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note bears interest at 8.0% per annum, matures on March 31, 2008, and is secured by a personal guarantee from the Chairman/CEO of the Company. During the quarter ended December 31, 2006 the Company received $8,000 in principal reduction payments from Cardiomedics, offset by interest, reducing the principal balance of the Note to $31,000 at December 31, 2006. The Company received no interest on this Note during the quarter ended December 31, 2005.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the quarter ended December 31, 2006, the Company incurred $8,000 in expense for the services provided under the agreement.

NOTE 10 - Stockholders' Equity

During the three months ended December 31, 2006, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. The Company paid Darbie $260,000 for commissions and incurred $18,500 in legal expenses and other costs.

On December 21, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC covering the potential resale of the above 2,650,000 shares of common stock by the holders thereof, the shares underlying the 212,000 Warrants issued to Darbie and FIC, 600,000 shares of common stock reserved for issuance pursuant to Non-Qualified Stock Options which may be granted under the Company's 2007 Non-Qualified Stock Option Plan and resales of such shares, and an indeterminate number of shares of common stock which the Company may be required to issue under the anti-dilution provisions of the above described Subscription Agreements and Warrants.

In January 2007, the Company and the investors renegotiated the terms of the offering above, and the Company issued 265,000 additional shares of common stock to the investors without cost, bringing the total number of shares issued to 2,915,000 at an average cost of $1.136 per share. The Company filed an Amended Registration Statement on Form SB-2 reflecting the issuance of the additional shares, which became effective on January 17, 2007. In January 2007, the Company issued warrants, exercisable to purchase 208,000 and 4,000 shares of common stock to Darbie and FIC, respectively, at a price of $1.25 per share, with a customary anti-dilution provision.

NOTE 11 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three months ended December 31, 2006 and 2005 are as follows:

                                            For the three months ended                       For the three months ended
                                                 December 31, 2006                                 December 31, 2005
                                                     (Unaudited)                                      (Unaudited)
                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $   940,000   $   485,000   $ 1,425,000         $ 1,342,000   $    443,000    $ 1,785,000
   Cost of sales                          464,000       315,000       779,000             825,000        323,000      1,148,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           476,000       170,000       646,000             517,000        120,000        637,000

   Expenses:
   Selling, general and
     administrative                       414,000        65,000       479,000             465,000        115,000        580,000
   Research and development               158,000            --       158,000             145,000             --        145,000
                                     ----------------------------------------        ------------------------------------------

   (Loss) income from operations      $   (96,000)  $   105,000         9,000         $   (93,000)    $    5,000        (88,000)
                                     ==========================                       ==========================
   Other:
     Interest income                                                   23,000                                             5,000
     Interest expense                                                  (6,000)                                           (6,000)
     Royalty income                                                   140,000                                            84,000
     Settlements and recoveries                                            --                                            23,000
     Loss on disposal of equipment                                         --                                            (3,000)
     Income taxes                                                          --                                            (1,000)
                                                                  -----------                                       -----------
   Net income                                                     $   166,000                                       $    14,000
                                                                  ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2006 and December 31, 2005 were as follows:

                                            For the three months
                                             ended December 31,
                                                (Unaudited)

                                             2006         2005
                                          ----------   ----------
By similar products and services:
Revenues:
  Laser equipment and accessories         $  135,000   $  510,000
  Delivery and disposable devices            805,000      832,000
  Service and rental                         485,000      443,000
                                          ----------   ----------
        Total                             $1,425,000   $1,785,000
                                          ==========   ==========
Gross profit
  Laser equipment and accessories         $   43,000   $   58,000
  Delivery and disposable devices            433,000      459,000
  Service and rental                         170,000      120,000
                                          ----------   ----------
        Total                             $  646,000   $  637,000
                                          ==========   ==========

Sales in foreign countries for the quarters ended December 31, 2006 and 2005 accounted for approximately 20% and 36%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                        Three months ended     Three months ended
                        December 31, 2006       December 31, 2005
                           ------------           ------------
Asia                       $    112,000           $    363,000
Europe                          117,000                182,000
Latin America                     5,000                  4,000
Middle East                       1,000                     --
Australia                            --                 81,000
Other                            51,000                 19,000
                          -------------           ------------
                          $     286,000           $    649,000
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2006. With the exception of one demo 80 watt laser located in Belgium, all the Company's remaining long-lived assets were located in the United States at December 31, 2006.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis sometimes with a minimum monthly rental fee. During the three months ended December 31, 2006 and 2005, three lasers were being rented by Trimedyne, Inc., each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Stock-based Compensation

Prior to October 1, 2006, the Company accounted for stock-based compensation issued to non-employees under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" ("EITF No. 96-18"). Under SFAS No. 123 and EITF No. 96-18 all transactions in which goods or services are the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three months ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended December 31, 2006 is based on the Company's historical volatilities of the common. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Quarter ended December 31, 2006 compared to quarter ended December 31, 2005

During the quarter ended December 31, 2006, net revenues were $1,425,000 as compared to $1,785,000 for the same period of the previous year, a $360,000 or 20.2% decrease. Net sales from lasers and accessories decreased by $375,000 or 73.5% to $135,000 during the three months ended December 31, 2005 from $510,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $27,000 or 3.2% to $805,000 in the current quarter from $832,000 in the same quarter of the prior year. Net sales from service and rental increased by $42,000 or 9.5% to $485,000 from $443,000 for the same quarters. Export sales decreased by $363,000 or 55.9% primarily due to an decrease in laser sales in Asia.

Cost of sales during the quarter ended December 31, 2006 was 54.7% of net revenues as compared to 64.3% the prior year quarter. Gross profit from the sale of lasers and accessories was 31.9% as compared to 11.4% for the prior year three-month period. This increase in gross profit was primarily due to the sale of a laser used for demonstrations with a fully amortized cost. Gross profit from the sale of delivery and disposable devices was 53.8% as compared to 55.1% for the prior year three-month period. This decrease was due to efficiencies in manufacturing of disposables at Trimedyne's new production facility. Gross profit from revenue received from service and rentals was 35.1% as compared to 27.3% for the prior year three-month period. This increase in gross profit was due to efficiencies in manufacturing of service parts and lower overhead costs at Trimedyne's new facility combined with a reduction in technical staff due to increased scheduling efficiencies at MST.

Selling, general and administrative expenses decreased in the current quarter to $479,000 from $580,000 in the prior year quarter, a decrease of $101,000 or 17.4%. The decrease in selling, general and administrative expenses was primarily the result of decreases in the following: rent expense and related property taxes of $51,000 resulting from the Company relocating to its new facility, commission expense of $24,000, consulting fees of $19,000, and $17,000 related to the recruitment of new staff. These decreases were offset primarily by increases of $8,000 in marketing expenses and $4,000 in insurance expense.

Research and development expenditures for the quarter ended December 31, 2006, increased $13,000 to $158,000 as compared to $145,000 in the quarter ended December 31, 2005. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income, net increased by $54,000 or 52.4% to $157,000 in the first quarter ended December 31, 2006 from $103,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2006 primarily consisted of $140,000 of royalty income and $23,000 in interest income, offset by $6,000 in interest expense. In the period ended December 31, 2005, other income primarily consisted of $84,000 of royalty income and $23,000 resulting from the write down of previous accruals, for which the Company no longer had obligations, offset by $6,000 in interest expense.

For the current quarter, the Company had net income of $166,000 or $0.01 per share, based on 17,319,693 basic weighted average number of common shares outstanding, as compared to net income of $14,000, or $0.00 per share, based on 14,704,540 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2006, the Company had working capital of $6,701,000 compared to $3,456,000 at the end of the fiscal year ended September 30, 2006. Cash increased by $3,013,000 to $3,815,000 from $802,000 at the fiscal year ended September 30, 2006. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the three month period ended December 31, 2006 net cash provided by operating activities was $56,000. Net cash provided by financing activities during the same three month period was $2,982,000, which was the result of the sale of common stock during the period net of payments on debt incurred for financing general business liability insurance. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to an officer of the Company (the "Notes") outstanding, on which have accrued interest of $117,000 at December 31, 2006. The notes bear interest at 12% per annum, and are due in 2007. The Notes and accrued interest are convertible at prices of $0.40 and $0.50 per share. During the current quarter ended December 31, 2006, the Chief Executive Officer agreed to convert the Notes and their respective accrued interest into 760,000 shares common stock upon their maturity.

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of December 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II Other Information

ITEM 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended December 31, 2006, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. The Company paid Darbie $260,000 for commissions.

        In January 2007, the Company and the investors renegotiated the terms of the offering and the sale of 2,650,000 shares of common stock to the investors (see Note 10), and the Company issued 265,000 additional shares of common stock to the investors without cost, bringing the total number of shares issued to 2,915,000 at an average cost of $1.136 per share. The Company filed an Amended Registration Statement on Form SB-2 reflecting the issuance of the additional shares, which became effective on January 17, 2007. In January 2007, the Company issued warrants, exercisable to purchase 208,000 and 4,000 shares of common stock to Darbie and FIC, respectively at a price of $1.25 per share, with a customary anti-dilution provision.

        The principal use of these funds will be to finance the increased level of business expected to arise from sales of our new Fiber by Boston Scientific and Lumenis.

        These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the ground that the transactions did not involve a public offering of securities and these transactions complied with the requirements of Regulation D promulgated under that section.


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

                                             TRIMEDYNE, INC.

Date:  February 12, 2007                     /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer

Date:  February 12, 2007                     /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller