Form 10QSB
period 2007-03-31
TRIMEDYNE INC
filed 2007-05-21
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   March 31, 2007                                                 0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                 25091 Commercentre Dr., Lake Forest, CA 92630
               (Address of principal executive offices) (Zip Code)

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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at May 18, 2007
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        17,593,402 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information                                   3

        ITEM 1.   Consolidated Financial Statements (Unaudited)           3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis or
                  Plan of Operation                                       16

        ITEM 3.   Controls and Procedures                                 21

PART II.          Other Information                                       22

SIGNATURE PAGE                                                            23

CERTIFICATIONS                                                            24

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                      March 31,
                                                                        2007
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  3,747,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 658,000
  Inventories                                                         2,881,000
  Other current assets                                                  277,000
                                                                   ------------
   Total current assets                                               7,563,000

  Note due from related party                                            26,000
  Property and equipment, net                                           842,000
  Other                                                                  39,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  9,014,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    268,000
  Accrued expenses                                                      403,000
  Deferred revenue                                                       55,000
  Accrued warranty                                                       20,000
  Notes payable and current portion of long-term debt                     2,000
                                                                   ------------
    Total current liabilities                                           748,000

Senior convertible secured notes due to officer                         200,000
Accrued interest due to officer                                         121,000
Deferred rent                                                            94,000
Long-term debt, net of current portion                                    1,000
                                                                   ------------

    Total liabilities                                                 1,164,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 17,695,011 shares issued,
    17,593,402 shares outstanding                                       178,000
  Additional paid-in capital                                         51,022,000
  Accumulated deficit                                               (42,637,000)
                                                                   ------------
                                                                      8,563,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,850,000
                                                                   ------------

                                                                   $  9,014,000
                                                                   ============


           See accompanying notes to consolidated financial statements



                                                TRIMEDYNE, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)


                                                         Three Months Ended               Six Months Ended
                                                             March 31,                        March 31,
                                                        2007            2006             2007           2006
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,468,000   $  1,545,000     $  2,893,000   $  3,330,000
Cost of revenues                                         860,000        928,000        1,639,000      2,076,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           608,000        617,000        1,254,000      1,254,000

Operating expenses:
 Selling, general and administrative                     553,000        585,000        1,032,000      1,165,000
 Research and development                                255,000        150,000          413,000        295,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              808,000        735,000        1,445,000      1,460,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (200,000)      (118,000)        (191,000)      (206,000)

Other income, net                                        224,000        203,000          381,000        306,000
                                                    ------------   ------------     ------------   ------------

Income before provision for income taxes                  24,000         85,000          190,000        100,000

Provision for income taxes                                 4,000          2,000            4,000          3,000
                                                    ------------   ------------     ------------   ------------

Net income                                          $     20,000   $     83,000     $    186,000   $     97,000
                                                    ============   ============     ============    ===========

Net income per share:
  Basic                                             $       0.00   $       0.01     $       0.01   $       0.01
                                                    ============   ============     ============   ============
  Diluted                                           $       0.00   $       0.01     $       0.01   $       0.01
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              17,532,763     14,715,580       17,019,394     14,709,969
                                                    ============   ============     ============   ============
   Diluted                                            18,769,173     15,575,082       18,251,514     15,550,402
                                                    ============   ============     ============   ============


                          See accompanying notes to consolidated financial statements



                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Six Months Ended
                                                                                   March 31,
                                                                              2007          2006
                                                                          -----------   -----------

Cash flows from operating activities:
   Net income                                                             $   186,000     $  97,000
   Adjustment to reconcile net income to net cash
    provided by operating activities:
      Stock-based compensation                                                 30,000            --
      Depreciation and amortization                                           116,000        70,000
      Loss on disposal of property and equipment                                   --         3,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                              84,000       111,000
        Inventories                                                          (285,000)      (46,000)
        Other assets                                                          (93,000)      (57,000)
        Note due from related party                                            12,000       (51,000)
        Accounts payable                                                      (55,000)      119,000
        Accrued expenses                                                        4,000       (19,000)
        Deferred revenue                                                        7,000        (5,000)
        Accrued warranty                                                       (3,000)        7,000
        Accrued interest due officer                                           10,000        12,000
        Income taxes payable                                                   (4,000)       (6,000)
        Deferred rent                                                          (3,000)           --
                                                                          -----------   -----------

      Net cash provided by operating activities                                 6,000       235,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (33,000)     (282,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (33,000)     (282,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                   3,034,000            --
   Proceeds from the exercise of stock options                                  8,000         9,000
   Payments on debt                                                           (70,000)      (40,000)
                                                                          -----------   -----------

     Net cash provided by (used in) financing activities                    2,972,000       (31,000)
                                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents                        2,945,000       (78,000)
Cash and cash equivalents at beginning of period                              802,000     1,523,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 3,747,000    $1,445,000
                                                                          ===========   ===========

Cash paid for income taxes during the six months ended March 31, 2007 and 2006 was $1,000 and
$6,000, respectively. Cash paid for interest during the six months ended March 31, 2007 and
2006 was approximately $2,000 and $1,000, respectively.


                     See accompanying notes to consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne") (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedyne, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2007 and the results of its operations and its cash flows for the six months ended March 31, 2007 and 2006. Results for the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

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

Revenue Recognition

The Company's revenues include revenues from the sale of lasers and reusable and disposable fiber-optic devices, the rental of laser equipment and accessories, and service contracts for lasers manufactured by the Company.

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

Revenues from the sale of of lasers and reusable and disposable fiber-optic devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for laser systems before ordering them, and, in general, do not maintain inventories. The Company's return policy for laser accessories, reusable and disposable devices sold to distributors is as follows: 1) The Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee, 2) A return authorization number is required for all returns. The number can be obtained by contacting the Customer Service Department, and 3) Should a product be found defective at the time of initial use, the Company will replace it free of charge.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the six months ended March 31, 2007 and 2006, two lasers were being rented by Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, which was performed on September 30, 2006, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at March 31, 2007.

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

Also prior to October 1, 2006, as allowed by SFAS No. 123, the Company elected to account for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. APB No. 25 did not require compensation to be recorded if the consideration to be received was at least equal to the fair value of the common stock to be received at the measurement date. Rather compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of forfeitures. Had compensation expense for the Company's stock-based awards to employees been determined based on the estimated fair value at the grant dates consistent with the fair value method of SFAS No. 123, the Company's net income and income per share for the three and six months ended March 31, 2006 would have approximated the pro forma amounts indicated below:


                                                        Three months ended         Six months ended
                                                            March 31,                  March 31,
                                                              2006                       2006
                                                           ---------                  ---------
Net income (loss), as reported                             $  83,000                  $  97,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                    (19,000)                   (20,000)
                                                           ---------                  ---------

Pro forma net income (loss)                                $  64,000                  $  77,000
                                                           =========                  =========
Net income (loss) per share - basic:

  As reported                                              $    0.01                  $    0.01

  Pro forma                                                $    0.01                  $    0.01
                                                           =========                  =========

Net income (loss) per share - diluted:

  As reported                                              $    0.01                  $    0.01
                                                           =========                  =========

  Pro forma                                                $    0.01                  $    0.01
                                                           =========                  =========

The fair value of options granted under the Company's equity incentive plan during the six months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

Dividend yield                          --
Expected volatility                     85%

Risk-free interest rate               3.58%
Expected lives                      5 years

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the six months ended March 31, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three and six months ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three and six months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended March 31, 2007 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the six months ended March 31, 2007 was five years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to October 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the six months ended March 31, 2007 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the six months ended March 31,2007 are as follows:

                                                    Six Months Ended
                                                     March 31, 2007
                                                   ------------------
         Expected term                                   5 years
         Expected stock volatility                           98%
         Risk free rate                                    4.79%
         Dividend yield                                     -- %

A summary of option activity as of March 31, 2007 and changes during the six months ended, is presented below:

                                                                           Weighted-
                                                                            Average
                                                             Weighted-     Remaining
                                                             Average      Contractual     Aggregate
                                                             Exercise        Term         Intrinsic
                                                 Shares        Price        (Years)         Value
                                               ----------    ---------     -----------    -----------
    Options outstanding at October 1, 2006      1,425,979      $  1.16
    Options granted                               101,000      $  1.51
    Options exercised                              (8,500)     $  0.67
    Options forfeited                            (151,300)     $  1.56
                                               ----------    ----------
    Options outstanding at March 31, 2007       1,367,179      $  1.15             5.3    $   831,411
                                               ==========    ==========    ===========    ===========

    Options exercisable at March 31, 2007       1,098,779      $  1.20             4.6    $   561,813
                                               ==========    ==========    ===========    ===========

The weighted-average grant date fair value of options granted during the six months ended March 31, 2007 was $1.14 per option. The total intrinsic value of options exercised during the six months ended March 31, 2007 was $6,500.

A summary of the status of the Company's non-vested stock options as of March 31, 2007 and changes during the six months then ended is presented below:

                                                                        Weighted-
                                                                      Average Grant
                                                                      Date Fair Value
                                                          Shares        Per Share
                                                       -----------    ---------------
Non-vested stock options at October 1, 2006                293,850         $  0.59
Vested stock options                                       (48,850)        $  0.45
Non-vested options granted                                  94,300         $  1.15
Forfeited / cancelled non-vested stock options             (77,600)        $  0.72
                                                       -----------    ---------------

Non-vested stock options at March 31, 2007                 261,700         $  0.69
                                                       ===========    ===============

As of March 31, 2007, there was approximately $152,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years. The total fair value of stock options vested during the six months ended March 31, 2007 was approximately $72,000.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company's income before provision for income taxes and net income for the three and six months ended March 31, 2007 was approximately $28,000 and $30,000, respectively, lower than if it had continued to account for share-based compensation under APB No.
25. Basic and diluted net income per share were not affected as a result of the adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and six months ended March 31, 2007, which was allocated as follows:

                                                    Three Months Ended     Six Months Ended
                                                      March 31, 2007        March 31, 2007
                                                    ------------------     ----------------
Stock-based compensation included in:
   Cost of revenues                                     $  5,000               $  5,000
   Research and development expenses                    $  3,000               $  3,000
   Selling, general, and administrative expenses        $ 20,000               $ 22,000

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

                                                   Three Months Ended              Six Months Ended
                                                        March 31,                     March 31,
                                              ----------------------------   ----------------------------
                                                  2007            2006           2007            2006
                                              ------------    ------------   ------------    ------------
        Balance at beginning of period        $     18,000    $     58,000   $     23,000    $     43,000
        Charges to costs and expenses               10,000          16,000         22,000          48,000
        Costs incurred                              (8,000)        (24,000)       (25,000)        (41,000)
                                              ------------    ------------   ------------    ------------
        Balance at end of period              $     20,000    $     50,000   $     20,000    $     50,000
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

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                      March 31,
                                                                        2007
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw materials                                                    $ 1,039,000
   Work-in-process                                                      580,000
   Finished goods                                                     1,262,000
                                                                    ------------
                                                                    $ 2,881,000
                                                                    ============

For the six months ended March 31, 2007, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $   193,000
   Short-term deposits                                                   67,000
   Prepaid other                                                         17,000
                                                                    ------------
   Total other current assets                                       $   277,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,390,000
   Leasehold improvements                                               614,000
   Other                                                                216,000
                                                                    ------------
                                                                      3,220,000
Less accumulated depreciation and amortization                       (2,378,000)
                                                                    ------------
   Total property and equipment                                     $   842,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   142,000
   Accrued salaries and wages                                            93,000
   Sales and use tax                                                     64,000
   Accrued professional expenses                                         41,000
   Customer deposits                                                     25,000
   Accrued commissions                                                   18,000
   Accrued payroll taxes                                                  9,000
   Other                                                                 11,000
                                                                    ------------
   Total accrued expenses                                           $   403,000
                                                                    ============
NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2007:

Loan payable to leasing company, bearing interest at 8% per annum;
principal and interest due monthly in equal installments of $211
through May 2008. The loan is secured by the related forklift.      $     3,000

Less: current portion                                                    (2,000)
                                                                    ------------
                                                                    $     1,000
                                                                    ============

NOTE 5 - Senior Secured Convertible Notes Due to Officer

The Company has two Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 payable to its Chief Executive Officer. The Convertible Notes bear interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and are convertible, including accrued interest, into common stock, at a price of $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes are secured by substantially all the Company's assets. The conversion prices of the Convertible Notes are subject to reduction if the Company issues or sells any shares of its common stock for consideration per share less than the Conversion Price, in which case the Conversion Price will be reduced to the price at which the shares of common stock were sold. However, no later sale of common stock at a price higher than the Conversion Price shall cause the Conversion Price to be increased. During the quarter ended December 31, 2006, the Chief Executive officer agreed to convert the Convertible Notes and their respective accrued interest into 763,492 shares of common stock upon their maturity.

As of March 31, 2007 and 2006, the Company had accrued interest of $121,000 and $99,000, respectively, on the above Convertible Notes. No interest was paid during the six months ended March 31, 2007 and 2006.

In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected To Be Refinanced", the Convertible Notes and the accrued interest thereon which will be converted into shares of the Company's common stock upon their maturity have been classified as non-current liabilities in the accompanying balance sheet as of March 31, 2007.

During the quarter ended December 31, 2006, the Chief Executive Officer agreed to convert the Notes and their respective interest into shares of the Company's common stock. As of March 31, 2007, the Company was still in the process of converting the Notes, but expected the conversion to be completed by June 2007.

NOTE 6 - Income Per Share Information

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                       Three months ended            Six months ended
                                                            March 31,                   March 31,
                                                       2007          2006           2007          2006
                                                    ----------    ----------     ----------    ----------
Denominator
 Weighted average common shares outstanding
  used in calculating basic earnings per share      17,532,763    14,715,580     17,019,394    14,709,969

 Effect of Dilutive Options                            472,918       149,002        468,628       129,934
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest           763,492       710,500        763,492       710,500
                                                    ----------    ----------     ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    18,769,173    15,575,082     18,251,515    15,550,403
                                                    ==========    ==========     ==========    ==========

Numerator
 Net income                                         $   20,000    $   83,000     $  186,000    $   97,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                          5,000         6,000         11,000        12,000
                                                    ----------    ----------     ----------    ----------

 Net income available to
   common stockholders                              $   25,000    $   89,000     $  197,000    $  109,000
                                                    ==========    ==========     ==========    ==========

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

Guarantees and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its users of lasers for certain claims arising from the use of the lasers. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 8 - Other Income

During the six month period ended March 31, 2007 and 2006, the Company recorded $329,000 and $276,000, respectively, in royalties in connection with the terms of a settlement agreement. These royalties are included in other income in the accompanying financial statements.

Note 9 - Related Party Transactions

The Company has a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairmain/CEO of Company holds a controlling interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note bears interest at 8.0% per annum, matures on March 31, 2008, and is secured by a personal guarantee from the Chairman/CEO of the Company. During the six-months ended March 31, 2007 the Company received $12,000 in principal reduction payments from Cardiomedics, offset by interest, reducing the principal balance of the Note to $26,000 at March 31, 2007. The Company received no interest on this Note during the quarter ended March 31, 2006.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the six months ended March 31, 2007, the Company incurred $12,000 in expense for the services provided under the agreement.

NOTE 10 - Stockholders' Equity

During the six months ended March 31, 2007, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. The Company paid a commission of $260,000 to Darbie and incurred $18,500 in legal expenses and other costs.

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

NOTE 11 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three and six months ended March 31, 2007 and 2006 are as follows:

                                       For the quarter ended March 31, 2007           For the quarter ended March 31, 2006
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,067,000   $   401,000   $ 1,468,000         $ 1,125,000   $   420,000    $1,545,000
   Cost of sales                          578,000       282,000       860,000             560,000       368,000       928,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           489,000       119,000       608,000             565,000        52,000       617,000

   Expenses:
   Selling, general and
     administrative                       455,000        98,000       553,000             502,000        83,000       585,000
   Reasearch and development              255,000            --       255,000             150,000            --       150,000
                                     ----------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (221,000)  $    21,000      (200,000)        $   (87,000)  $   (31,000)     (118,000)
                                     ==========================                      ===========================
   Other:
     Interest income                                                   40,000                                           6,000
     Interest expense                                                  (5,000)                                         (6,000)
     Royalty income                                                   189,000                                         191,000
     Settlements and recoveries                                            --                                          11,000
     Income taxes                                                      (4,000)                                         (1,000)
                                                                  -----------                                      ----------
   Net income                                                     $    20,000                                      $   83,000
                                                                  ===========                                      ==========


                                      For the six months ended March 31, 2007         For the six months ended March 31, 2006
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                      ---------------------------------------        ----------------------------------------

   Revenue                            $ 2,007,000   $   886,000   $ 2,893,000         $ 2,467,000   $   863,000   $ 3,330,000

   Cost of sales                        1,042,000       597,000     1,639,000           1,385,000       691,000     2,076,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           965,000       289,000     1,254,000           1,082,000       172,000     1,254,000

   Expenses:
   Selling, general and
     administrative                       869,000       163,000     1,032,000             967,000       198,000     1,165,000
   Research and development               413,000            --       413,000             295,000            --       295,000
                                      ---------------------------------------        ----------------------------------------

   Income (loss) from operations      $ (317,000)  $    126,000      (191,000)        $  (180,000)  $   (26,000)     (206,000)
                                      ==========================                      =========================
   Other:
    Interest income                                                    63,000                                          11,000
    Interest expense                                                  (11,000)                                        (12,000)
    Loss on disposal of equipment                                          --                                          (3,000)
    Royalty income                                                    329,000                                         276,000
    Settlements and recoveries                                             --                                          34,000
    Income taxes                                                       (4,000)                                         (3,000)
                                                                  -----------                                      ----------
   Net income                                                     $   186,000                                      $   97,000
                                                                  ===========                                      ==========

Sales and gross profit to customers by similar products and services for the three months ended March 31, 2007 and March 31, 2006 were as follows:

                                           For the three months ended March 31,    For the six months ended March 31,
                                                     (Unaudited)                              (Unaudited)

                                                 2007              2006                  2007              2006
                                             ------------      ------------          ------------      ------------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   170,000       $   237,000           $   305,000       $   747,000
  Delivery and disposable devices                897,000           888,000             1,702,000         1,720,000
  Service and rental                             401,000           420,000               886,000           863,000
                                             ------------      ------------          ------------      ------------
        Total                                $ 1,468,000       $ 1,545,000           $ 2,893,000       $ 3,330,000
                                             ============      ============          ============      ============
Gross profit
 Products:
  Laser equipment and accessories            $    26,000       $    74,000           $    72,000       $   132,000
  Delivery and disposable devices                463,000           492,000               893,000           950,000
  Service and rental                             119,000            51,000               289,000           172,000
                                             ------------      ------------          ------------      ------------
        Total                                $   608,000       $   617,000           $ 1,254,000       $ 1,254,000
                                             ============      ============          ============      ============

Sales in foreign countries for the quarters ended March 31, 2007 and 2006 accounted for approximately 26% and 32%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2007 and 2006 accounted for approximately 23% and 35%, respectively, of the Company's total sales.The breakdown by geographic region is as follows:

               Three months    Three months       Six months       Six months
                ended March    ended March        ended March      ended March
                 31, 2007        31, 2006          31, 2007         31, 2006
                -----------    ------------      ------------     ------------

Asia            $   189,000    $   212,000       $    301,000     $    575,000
Europe               35,000         62,000            152,000          244,000
Latin America        87,000         94,000             92,000           98,000
Australia             4,000          4,000              4,000           81,000
Africa                   --          3,000                 --            3,000
Other                66,000        127,000            117,000          150,000
                -----------    -----------       ------------     ------------
                $   381,000    $   502,000       $    666,000     $  1,151,000
                ===========    ===========       ============     ============

All long-lived assets were located in the United States during the six months ended March 31, 2006. With the exception of two demo 80 watt lasers, each located in Belgium and Australia respectively, all the Company's remaining long-lived assets were located in the United States at March 31, 2007.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the six months ended March 31, 2007 and 2006, two lasers were being rented by Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the six months ended March 31, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's consolidated statement of income for the six months ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the six months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the six months ended March 31, 2007 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

During the quarter ended March 31, 2007, net revenues were $1,468,000 as compared to $1,545,000 for the same period of the previous year, a $77,000 or 5.0% decrease. Net sales from lasers and accessories decreased by $67,000 or 28.2% to $170,000 during the three months ended March 31, 2007 from $237,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $9,000 or 1.0% to $897,000 in the current quarter from $888,000 in the same quarter of the prior year. The decrease in laser and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of benign prostatic hyperplasia ("BPH"). Net sales from service and rental increased by $19,000 or 4.5% to $401,000 from $420,000 for the same quarters. Export sales decreased by $121,000 or 24.1% due to a decrease in laser sales.

Cost of sales during the quarter ended March 31, 2007 was $860,000 or 59% of net revenues as compared to $928,00 or 60% the prior year quarter. Gross profit from the sale of lasers and accessories was 15% as compared to 31% for the prior year three-month period. The higher gross profit in the prior year quarter was primarily due to the sale of a fully amortized demo laser during the three-month period. Gross profit from the sale of delivery and disposable devices was 52% as compared to 55% for the prior year three-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems. Gross profit from revenue received from service and rentals was 30% as compared to 12% for the prior year three-month period. The higher gross profit for the current year quarter was primarily attributable to a higher cost of sales for our subsidiary, MST, during the quarter of the previous year. This higher cost of sales was primarily the result of increased repairs to upgrade MST's laser fleet during the previous year, along with a reduction in Medical Laser Safety Technical staff in the current year quarter as compared with the prior year quarter. Additionally, overhead for Trimedyne's service department decreased during the current quarter as compared the prior year quarter due to increased efficiencies resulting from the relocation to a smaller facility during the third quarter of the previous year.

Selling, general and administrative expenses decreased in the current quarter to $553,000 from $585,000 in the prior year quarter, a decrease of $32,000 or 5%. The decrease in selling, general and administrative expenses during the current three-month period was primarily the result of reductions in allocated rent, property tax, repairs and maintenance and utilities of $27,000 resulting from the relocation of the Company's facility during the third quarter of the prior year, commissions expense of $12,000, and $10,000 in legal expense, offset by stock-based compensation expense of $20,000 in accordance with the Company's adoption of SFAS No. 123(R)(see Note 1 "Stock-Based Compensation").

Research and development expenditures for the quarter ended March 31, 2007 increased $105,000 or 70% to $255,000 as compared to $150,000 in the quarter ended March 31, 2006. This increase was a result the Company continuing its product development efforts and staff in readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc.

Other income, net, increased by $21,000 or 10% to $224,000 in the quarter ended March 31, 2007 from $203,000 in the same quarter of the prior year. The increase in other income during the quarter ended March 31, 2007 was primarily result of an increase of $33,000 in bank interest income, offset by $6,000 in interest expense accrued on notes due to an officer and a decrease of $2,000 in royalties revenue.

For the current quarter, the Company had net income of $20,000 or $0.00 per share, based on 17,532,763 basic weighted average number of common shares outstanding, as compared to a net income of $83,000 or $0.01 per share, based on 14,715,580 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Six months ended March 31, 2007 compared to six months ended March 31, 2006

During the six months ended March 31, 2007, net revenues were $2,893,000 as compared to $3,330,000 for the same period of the previous year, a 13% decrease. Net sales from lasers and accessories decreased by $442,000 or 59% to $305,000 during the six months ended March 31, 2007 from $747,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $18,000 or 1% to $1,702,000 during the six months ended March 31, 2007 from $1,720,000 for the same period of the prior year. During the six months ended March 31, 2007 export sales decreased by $485,000 or 42% to $666,000 as compared to $1,151,000 in the the same period of the prior year. The decrease in laser and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of BPH. Net sales from service and rental increased by $23,000 or 3% to $886,000 from $863,000 for the same quarter of the prior year. This increase was primarily due to an increase in laser case revenue from MST.

Cost of sales during the six months ended March 31, 2007 was $1,639,000 or 57% of net revenues as compared to $2,076,000 or 62% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 24% as compared to 18% for the prior year six-month period. The higher gross profit from the sale of lasers in the current six-month period was due to the sale of a fully amortized demo laser during the previous quarter ended Decmber 31, 2006. Gross profit from the sale of delivery and disposable devices was 53% as compared to 55% for the prior year six-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems. Gross profit from revenue received from service and rentals was 33% as compared to 20% for the prior year six-month period. The higher gross profit for the current six-month was primarily attributable to a higher cost of sales for our subsidiary, MST, during the six-month period of the previous year. This higher cost of sales was primarily the result of increased repairs to upgrade MST's laser fleet during the previous year, along with a reduction in Medical Laser Safety Technical staff in the current year quarter as compared with the prior year quarter. Additionally, overhead for Trimedyne's service department decreased during the current quarter as compared the prior year quarter due to increased efficiencies resulting from the relocation to a smaller facility during the third quarter of the previous year.

For the six months ended March 31, 2007, selling, general and administrative expenses totaled $1,032,000 as compared to $1,165,000 for the same period of the previous year, a $133,000 or 11% decrease. The decrease in selling, general and administrative expenses during the current six-month period was primarily the result of reductions in allocated rent, property tax, repairs and maintenance and utilities of $53,000 resulting from the relocation of the Company's facility during the third quarter of the prior year, commissions expense of $24,000, $10,000 in legal expense, and $22,000 and $15,000 in consulting expense and payroll expense for MST, respectively.

During the six months ended March 31, 2007, research and development expenses increased to $413,000 from $295,000 in the prior year six-month period, an increase of $118,000 or 40%. This increase was a result the Company continuing its product development efforts and staff in readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc.

Other income increased by $75,000 or 25% to $381,000 in the current six-month period from $306,000 in the previous six-month period of fiscal 2006. During the six months ended March 31, 2007 royalty income increased $53,000 to $329,000 as compared to $276,000 in the prior year six-month period. Interest income increased $52,000 to $63,000 as compared to $11,000 during the same prior year period due to higher bank interest rates combined with a higher cash balance resulting from the private placement during the quarter ended December 31, 2006. During the six months ended March 31, 2006, the Company reversed $35,000 of previous accruals for which the Company no longer had obligations.

For the six months ended March 31, 2007, the Company had net income of $186,000 or $0.01 per share, based on 17,019,394 basic weighted average number of common shares outstanding, as compared to a net income of $97,000, or $0.01 per share, based on 14,709,969 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At March 31, 2007, the Company had working capital of $6,815,000 compared to $3,456,000 at the end of the fiscal year ended September 30, 2006. Cash increased by $2,945,000 to $3,747,000 from $802,000 at the fiscal year ended September 30, 2006. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the six-month period ended March 31, 2007 net cash provided by operating activities was $6,000. Net cash provided by financing activities during the current six month period was $2,972,000, which was the result of the receipt of net proceeds of $3,034,000 from the sale of common stock during the first fiscal quarter and $8,000 from the exercise of employee stock options during the current period, less $70,000 in payments on debt incurred for financing general business liability insurance. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

We have $200,000 of Senior Convertible Notes due to an officer of the Company the "Notes") outstanding, with maturity dates of February and April 2007 and convertible at prices of $0.40 and $0.50 per share, including accrued interest at 12% per annum. The Notes have accrued interest of $121,000 at March 31, 2007. During the quarter ended December 31, 2006, the Chief Executive Officer agreed to convert the Notes and their respective interest into shares of the Company's common stock. As of May 17, 2007, the Company was still in the process of converting the Notes, but expected the conversion to be completed by June 2007.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31,2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six months ended March 31,2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II Other Information

ITEM 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2007, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. The Company paid a commission of $260,000 to Darbie.

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

        The principal use of these funds will be to finance the increased level of business expected to arise from sales of our new Side Firing Laser Fiber by Boston Scientific and Lumenis.

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

                                             TRIMEDYNE, INC.

Date:  May 21, 2007                      /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  May 21, 2007                      /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller