Form 10QSB
period 2007-06-30
TRIMEDYNE INC
filed 2007-08-20
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    June 30, 2007                                                 0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at August 17, 2007
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        18,362,360 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.           Financial Information

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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                      June 30,
                                                                        2007
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  3,339,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 539,000
  Inventories                                                         3,069,000
  Other current assets                                                  206,000
                                                                   ------------
   Total current assets                                               7,153,000

  Note due from related party                                            18,000
  Property and equipment, net                                           924,000
  Other                                                                  39,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  8,678,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    329,000
  Accrued expenses                                                      360,000
  Deferred revenue                                                       30,000
  Accrued warranty                                                       20,000
  Notes payable                                                           2,000
                                                                   ------------
    Total current liabilities                                           741,000
Deferred rent                                                            92,000
                                                                   ------------

    Total liabilities                                                   833,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 18,463,969 shares issued,
    18,362,360 shares outstanding                                       184,000
  Additional paid-in capital                                         51,359,000
  Accumulated deficit                                               (42,985,000)
                                                                   ------------
                                                                      8,558,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,845,000
                                                                   ------------

                                                                   $  8,678,000
                                                                   ============


           See accompanying notes to consolidated financial statements




                                             TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                        2007            2006             2007           2006
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,197,000   $  1,626,000     $  4,090,000   $  4,956,000
Cost of revenues                                         685,000        954,000        2,324,000      3,030,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           512,000        672,000        1,766,000      1,926,000

Operating expenses:
 Selling, general and administrative                     566,000        710,000        1,598,000      1,875,000
 Research and development                                391,000        146,000          804,000        441,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              957,000        856,000        2,402,000      2,316,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (445,000)      (184,000)        (636,000)      (390,000)

Other income, net                                        101,000        155,000          482,000        461,000
                                                    ------------   ------------     ------------   ------------

Loss before provision for income taxes                  (344,000)       (29,000)        (154,000)        71,000
Provision (benefit) for income taxes                       4,000         (2,000)           8,000          1,000
                                                    ------------   ------------     ------------   ------------

Net (loss) income                                   $   (348,000)  $    (27,000)    $   (162,000)        70,000
                                                    ============   ============     ============   ============

Net (loss) income per share:
  Basic                                             $      (0.02)  $         --     $      (0.01)  $         --
                                                    ============   ============     ============   ============
  Diluted                                           $      (0.02)  $         --     $      (0.01)  $         --
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              17,963,623     14,633,443       17,334,137     14,616,909
                                                    ============   ============     ============   ============
   Diluted                                            17,963,623     14,633,443       17,334,137     14,774,922
                                                    ============   ============     ============   ============


                          See accompanying notes to consolidated financial statements



                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Nine Months Ended
                                                                                   June 30,
                                                                              2007          2006
                                                                          -----------   -----------
Cash flows from operating activities:
   Net (loss) income                                                      $  (162,000)   $   70,000
   Adjustment to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Stock-based compensation                                                 48,000            --
      Accrued interest on senior secured notes                                 11,000            --
      Depreciation and amortization                                           170,000       120,000
      Loss on disposal of property and equipment                                   --         3,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                   203,000        25,000
        Inventories                                                          (473,000)     (218,000)
        Other assets                                                          (22,000)       64,000
        Note due from related party                                            20,000       (47,000)
        Accounts payable                                                        6,000       102,000
        Accrued expenses                                                      (39,000)      (57,000)
        Deferred revenue                                                      (18,000)       (2,000)
        Accrued warranty                                                       (3,000)       (4,000)
        Accrued interest due officer                                               --        18,000
        Income taxes payable                                                   (4,000)       (8,000)
        Deferred rent                                                          (5,000)       98,000
                                                                          -----------   -----------

      Net cash (used in) provided by operating activities                    (268,000)      164,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (169,000)     (649,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                  (169,000)     (649,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                   3,034,000            --
   Proceeds from the exercise of stock options                                 11,000        12,000
   Payments on debt                                                           (71,000)      (93,000)
                                                                          -----------   -----------

     Net cash  provided by (used in) financing activities                   2,974,000       (81,000)
                                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents                        2,537,000      (566,000)
Cash and cash equivalents at beginning of period                              802,000     1,523,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 3,339,000   $   957,000
                                                                          ===========   ===========

Cash paid for income taxes during the nine months ended June 30, 2007 and 2006 was $6,000 and $4,000, respectively. Cash paid for interest during both the nine months ended June 30, 2007 and 2006 was approximately $2,000 and $1,000, respectively.

During the nine month period ended June 30, 2007, the Company issued 763,958 shares of common stock to its Chief Executive Officer in connection with the conversion of senior convertible notes of $200,000 and accrued interest of $122,000 thereon owed to the officer.

During the nine months ended June 30, 2006, the Company financed certain insurance policies with a $174,000 note payable.


           See accompanying notes to consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne") (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by Trimedyne, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated financial position as of June 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2007 and 2006. Results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2006 annual report on Form 10-KSB for the year ended September 30, 2006.

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

In accordance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

Revenues from the sale of lasers and reusable and disposable fiber-optic devices are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commissioned sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the nine month period ended June 30, 2007 and 2006, two lasers were being rented by Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, which was performed on September 30, 2006, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at June 30, 2007.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets in connection with SFAS No. 144.

Stock-Based Compensation

Prior to October 1, 2006, the Company accounted for stock-based compensation issued to non-employees under SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" ("EITF No. 96-18"). Under SFAS No. 123 and EITF No. 96-18 all transactions in which goods or services are the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Also prior to October 1, 2006, as allowed by SFAS No. 123, the Company elected to account for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. APB No. 25 did not require compensation to be recorded if the consideration to be received was at least equal to the fair value of the common stock to be received at the measurement date. Rather compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of forfeitures. Had compensation expense for the Company's stock-based awards to employees been determined based on the estimated fair value at the grant dates consistent with the fair value method of SFAS No. 123, the Company's net income and income per share for the three and nine months ended June 30, 2006 would have approximated the pro forma amounts indicated below:

                                                              Three months ended      Nine months ended
                                                                   June 30,                June 30,
                                                                     2006                    2006
                                                                  ---------               ---------
Net income (loss), as reported                                    $ (27,000)              $  70,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                           (30,000)                (50,000)
                                                                  ---------               ---------

Pro forma net income (loss)                                       $ (57,000)              $  20,000
                                                                  =========               =========

Net income (loss) per share - basic:

  As reported                                                     $      --               $      --
                                                                  =========               =========

  Pro forma                                                       $      --               $      --
                                                                  =========               =========

Net income (loss) per share - diluted:

  As reported                                                     $      --               $      --
                                                                  =========               =========

  Pro forma                                                       $      --               $      --
                                                                  =========               =========

The fair value of options granted under the Company's equity incentive plan during the nine months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

Dividend yield                          --
Expected volatility                     86%

Risk-free interest rate               3.77%
Expected lives                      5 years

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of income. SFAS No. 123(R) supersedes the Company's previous accounting under APB No. 25. In March 2005, the SEC issued SAB No. 107, "Share-Based Payment," relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the nine months ended June 30, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's unaudited consolidated statements of operations for the three and nine months ended June 30, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the unaudited consolidated statements of operations for the three and nine months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended June 30, 2007 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the nine months ended June 30, 2007 was five years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to October 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the nine months ended June 30, 2007 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the nine months ended June 30, 2007 are as follows:

                                                    Nine Months Ended
                                                     June 30, 2007
                                                   ------------------
         Expected term                                   5 years
         Expected stock volatility                           95%
         Risk free rate                                    4.82%
         Dividend yield                                     -- %

A summary of option activity as of June 30, 2007 and changes during the nine months ended, is presented below:

                                                                            Weighted-
                                                                             Average
                                                             Weighted-      Remaining
                                                             Average       Contractual     Aggregate
                                                             Exercise         Term         Intrinsic
                                                 Shares        Price         (Years)         Value
                                               ----------    ---------     -----------    -----------
    Options outstanding at October 1, 2006      1,425,979      $  1.16
    Options granted                               136,000      $  1.43
    Options exercised                             (14,500)     $  0.48
    Options forfeited                            (154,900)     $  1.54
                                               ----------    ---------
    Options outstanding at June 30, 2007        1,392,579      $  1.15             4.8    $   404,030
                                               ==========    =========     ===========    ===========

    Options exercisable at June 30, 2007        1,127,879      $  1.19             5.3   $    264,568
                                               ==========    =========     ===========    ===========

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2007 was $1.07 per option. The total intrinsic value of options exercised during the nine months ended June 30, 2007 was $13,370.

A summary of the status of the Company's non-vested stock options as of June 30, 2007 and changes during the nine months then ended is presented below:

                                                                  Weighted-
                                                                Average Grant
                                                                Date Fair Value
                                                    Shares        Per Share
                                                 -----------    ---------------
Non-vested stock options at October 1, 2006          293,850         $  0.59
Vested stock options                                 (87,550)        $  0.41
Non-vested options granted                           129,300         $  1.07
Forfeited / cancelled non-vested stock options       (70,900)        $  0.72
                                                 -----------    ---------------

Non-vested stock options at June 30, 2007            264,700         $  0.97
                                                 ===========    ===============

As of June 30, 2007, there was approximately $164,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years. The total fair value of stock options vested during the nine months ended June 30, 2007 was approximately $36,000.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company's loss before provision for income taxes and net loss for the three and nine months ended June 30, 2007 was approximately $18,000 and $48,000, respectively, higher than if it had continued to account for share-based compensation under APB No.
25. Basic and diluted net loss per share were not affected as a result of the adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and nine months ended June 30, 2007, which was allocated as follows:

                                                    Three Months Ended     Nine Months Ended
                                                      June 30, 2007        June 30, 2007
                                                    ------------------     ----------------
Stock-based compensation included in:
   Cost of revenues                                     $  2,000               $  7,000
   Research and development expenses                       2,000                  5,000
   Selling, general, and administrative expenses          14,000                 36,000
                                                        --------               --------
                                                        $ 18,000               $ 48,000
                                                        ========               ========

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2007 because of the short maturity of these instruments.

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

                                                     Three Months Ended             Nine Months Ended
                                                         June 30,                       June 30,
                                              ----------------------------   ----------------------------
                                                   2007            2006          2007            2006
                                              ------------    ------------   ------------    ------------
        Balance at beginning of period        $     20,000    $     50,000   $     23,000    $     43,000
        Charges to costs and expenses                8,000          11,000         30,000          59,000
        Costs incurred                              (8,000)        (22,000)       (33,000)        (63,000)
                                              ------------    ------------   ------------    ------------
        Balance at end of period              $     20,000    $     39,000   $     20,000    $     39,000
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115". SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                      June 30,
                                                                        2007
                                                                    -----------
Inventories, net of reserves, consist of the following:

   Raw materials                                                    $ 1,000,000
   Work-in-process                                                      629,000
   Finished goods                                                     1,440,000
                                                                    -----------
                                                                    $ 3,069,000
                                                                    ===========

For the nine months ended June 30, 2007, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $    25,000
   Short-term deposits                                                   45,000
   Prepaid insurance                                                    118,000
   Prepaid other                                                         18,000
                                                                    -----------
   Total other current assets                                       $   206,000
                                                                    ===========

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,445,000
   Leasehold improvements                                               619,000
   Other                                                                216,000
                                                                    -----------
                                                                      3,280,000
Less accumulated depreciation and amortization                       (2,356,000)
                                                                    -----------
   Total property and equipment                                     $   924,000
                                                                    ===========

Accrued expenses consist of the following:
   Accrued vacation                                                 $   147,000
   Accrued salaries and wages                                            56,000
   Sales and use tax                                                     62,000
   Accrued professional expenses                                         52,000
   Customer deposits                                                     18,000
   Accrued commissions                                                   14,000
   Accrued payroll taxes                                                  4,000
   Other                                                                  7,000
                                                                    -----------
   Total accrued expenses                                           $   360,000
                                                                    ===========
NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at June 30, 2007:

Loan payable to leasing company, bearing interest at 8% per annum;
principal and interest due monthly in equal installments of $211
through May 2008. The loan is secured by the related forklift.      $     2,000
                                                                    ===========

NOTE 5 - Senior Secured Convertible Notes Due to Officer

The Company had two Senior Convertible Secured Notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 payable to its Chief Executive Officer. The Convertible Notes accrued interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and were convertible, including accrued interest, into common stock, at a price of $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Conversion Price was determined based on the closing market price of the Company's common stock on the date of issuance. The Convertible Notes were secured by substantially all the Company's assets. During the quarter ended June 30, 2007, the principal of the Convertible Notes and their respective accrued interest were converted into 763,958 shares of common stock.

NOTE 6 - Income Per Share Information

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                        Three months ended             Nine months ended
                                                             June 30,                      June 30,
                                                        2007          2006             2007         2006
                                                    ----------    ----------       ----------    ----------
Denominator:
 Weighted average common shares outstanding
  used in calculating basic income (loss)
  per share                                         17,963,623    14,633,433       17,334,137    14,616,909

 Effect of dilutive options                                  *(1)          *(1)             *(1)    158,013
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest                --             *(1)            --             *(1)
                                                    ----------    ----------       ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    17,963,623    14,633,443       17,334,137    14,774,922
  calculating diluted earnings                     ===========    ==========       ==========    ==========

Numerator:

 Net income (loss)                                 $  (348,000)  $   (27,000)      $ (162,000)   $   70,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                             --             *(1)            --             *(1)
                                                   -----------   -----------       ----------    ----------

 Net income (loss) available to
   common stockholders used in                     $  (348,000)  $   (27,000)      $ (162,000)   $   70,000
   calculating dilited earnings                    ===========   ===========       ==========    ==========
   per share


(1) The effects are anti-dilutive, and therefore, they are not considered in the calculation of diluted income (loss) per share. Had the effect of the dilutive options and convertible debt outstanding been added to the diluted weighted average common shares outstanding the diluted common shares outstanding would have been: a) 933,892 greater for the three months ended June 30, 2006; b) 720,000 greater for the nine months ended June 30, 2006 c) 473,538 greater for the three months ended June 30, 2007; and d) 433,958 greater for the nine months ended June 30,2007.

NOTE 7 - Commitments and Contingencies

Litigation

The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which are not reflected in the unaudited consolidated statements of operations that may have material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 8 - Other Income

During the three and nine month periods ended June 30, 2007 and 2006, the Company recorded $25,000 and $125,000 and $354,000 and $425,000, respectively, in royalties in connection with the terms of a settlement agreement. These royalties are included in other income in the accompanying unaudited consolidated financial statements.

Note 9 - Related Party Transactions

The Company has a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairmain/CEO of the Company holds a controlling interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note bears interest at 8.0% per annum, matures on March 31, 2008, and is secured by a personal guarantee from the Chairman/CEO of the Company. During the nine months ended June 30, 2007 the Company received $22,000 in principal reduction payments from Cardiomedics, offset by interest, reducing the principal balance of the Note to $18,000 at June 30, 2007. The Company received no interest on this Note during the quarter ended June 30, 2006.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the nine months ended June 30, 2007, the Company incurred $29,000 in expense for the services provided under the agreement.

NOTE 10 - Stockholders' Equity

During the nine months ended June 30, 2007, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. The Company paid a commission of $260,000 to Darbie and incurred $18,500 in legal expenses and other costs.

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

NOTE 11 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three and nine months ended June 30, 2007 and 2006 are as follows:


                                       For the quarter ended June 30, 2007           For the quarter ended June 30, 2006
                                                    (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------        ----------------------------------------
   Net revenues                       $   844,000   $   353,000   $ 1,197,000         $ 1,146,000   $   480,000   $ 1,626,000
   Cost of revenues                       456,000       229,000       685,000             544,000       410,000       954,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           388,000       124,000       512,000             602,000        70,000       672,000

   Operating expenses:
   Selling, general and
     administrative                       470,000        96,000       566,000             629,000        81,000       710,000
   Research and development               391,000            --       391,000             146,000            --       146,000
                                      ---------------------------------------        ----------------------------------------

   Loss from operations               $  (473,000)  $    28,000      (445,000)       $   (173,000)  $   (11,000)     (184,000)
                                      =========================                      ==========================
   Other:
     Interest income                                                   37,000                                           5,000
     Interest expense                                                      --                                         (11,000)
     Royalty income                                                    25,000                                         150,000
     Settlements and recoveries                                        39,000                                          12,000
     Income taxes                                                      (4,000)                                          1,000
                                                                 ------------                                      ----------
   Net (loss)                                                     $  (348,000)                                     $  (27,000)
                                                                 ============                                      ==========


                                      For the nine months ended June 30, 2007         For the nine months ended June 30, 2006
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Net revenues                       $ 2,851,000   $ 1,239,000   $ 4,090,000         $ 3,613,000   $ 1,343,000   $ 4,956,000

   Cost of revenues                     1,498,000       826,000     2,324,000           1,929,000     1,101,000     3,030,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                         1,353,000       413,000     1,766,000           1,684,000       242,000     1,926,000

   Expenses:
   Selling, general and
     administrative                     1,339,000       259,000     1,598,000           1,596,000       279,000     1,875,000
   Research and development               804,000            --       804,000             441,000            --       441,000
                                      ---------------------------------------         ---------------------------------------

   Loss from operations               $  (790,000)  $   154,000      (636,000)        $  (353,000)  $   (37,000)     (390,000)
                                      =========================                       =========================
   Other:
    Interest income                                                   100,000                                          16,000
    Interest expense                                                  (11,000)                                        (23,000)
    Loss on disposal of equipment                                          --                                          (3,000)
    Royalty income                                                    354,000                                         425,000
    Settlements and recoveries                                         39,000                                          46,000
    Income taxes                                                       (8,000)                                         (1,000)
                                                                 ------------                                      ----------
   Net (loss) income                                             $   (162,000)                                     $   70,000
                                                                 ============                                      ==========

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2007 and June 30, 2006 were as follows:

                                           For the three months ended June 30,    For the nine months ended June 30,
                                                     (Unaudited)                              (Unaudited)

                                                 2007             2006                   2007             2006
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   127,000      $   157,000            $    432,000     $   904,000
  Delivery and disposable devices                717,000          989,000               2,419,000       2,709,000
  Service and rental                             353,000          480,000               1,239,000       1,343,000
                                             -----------      -----------            ------------     -----------
        Total                                $ 1,197,000      $ 1,626,000            $  4,090,000     $ 4,956,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $    31,000      $    19,000            $    104,000     $   151,000
  Delivery and disposable devices                357,000          583,000               1,249,000       1,533,000
  Service and rental                             124,000           70,000                 413,000         242,000
                                             -----------      -----------            ------------     -----------
        Total                                $   512,000      $   672,000            $  1,766,000     $ 1,926,000
                                             ===========      ===========            ============     ===========

Sales in foreign countries for the quarters ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) accounted for approximately 20% and 27% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) accounted for approximately 22% and 32% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Nine months      Nine months
                ended June      ended June        ended June       ended June
                 30, 2007        30, 2006          30, 2007         30, 2006
               ------------    ------------      ------------     ------------

Asia            $     84,000   $    225,000      $     385,000    $    800,000
Europe                32,000         50,000            184,000         294,000
Latin America         42,000         10,000            134,000         108,000
Australia              2,000             --              6,000          81,000
Africa                    --             --                 --           3,000
Other                 81,000        162,000            198,000         312,000
                ------------   ------------      -------------    ------------
                $    241,000   $    447,000      $     907,000    $  1,598,000
                ============   ============      =============    ============

All long-lived assets were located in the United States during the nine months ended June 30, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company's net revenues include revenues from the sale of delivery and disposable devices, the sale and rental of laser equipment and accessories, and service contracts for lasers manufactured by the Company.

In accordance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition," the Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured.

Revenues from the sale of delivery and disposable devices and lasers are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commissioned sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the nine months ended June 30, 2007 and 2006, two lasers were being rented by Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of our receivables at least quarterly. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our cash flows.

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

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of income. SFAS No. 123(R) supersedes the Company's previous accounting under APB No. 25. In March 2005, the SEC issued SAB No. 107, "Share-Based Payment", relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's unaudited consolidated financial statements as of and for the nine months ended June 30, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's unaudited consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's unaudited consolidated statement of operations for the nine months ended June 30, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the nine months ended June 30, 2007 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Method of Presentation

The unaudited consolidated financial statements include the accounts of the Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter Ended June 30, 2007 Compared to Quarter ended June 30, 2006

During the quarter ended June 30, 2007, net revenues were $1,197,000 as compared to $1,626,000 for the same period of the previous year, a $429,000 or 26% decrease. Net sales from lasers and accessories decreased by $30,000 or 19% to $127,000 during the three months ended June 30, 2007 from $157,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $272,000 or 28% to $717,000 in the current quarter ended June 30, 2007 from $989,000 in the same quarter of the prior year. Export sales decreased by $206,000 or 46% to $241,000 from $447,000 for the same quarter of the prior year due to a decrease in sales of lasers and accessories. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of benign prostatic hyperplasia ("BPH"). Net sales from service and rental decreased by $127,000 or 26% to $353,000 from $480,000 for the same quarters. This decrease was primarily due to a decrease in billable service calls and decreased revenues from MST.

Cost of sales during the quarter ended June 30, 2007 was $685,000 or 57% of net revenues as compared to $954,000 or 59% the prior year quarter. Gross profit from the sale of lasers and accessories was 24% as compared to 12% for the prior year three-month period. The lower gross profit in the prior year quarter was primarily due to the sale of lasers to the international market, which carry a lower profit margin. Gross profit from the sale of delivery and disposable devices was 50% as compared to 59% for the prior year three-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems. Gross profit from revenue received from service and rentals was 35% as compared to 15% for the prior year three-month period. The higher gross profit for the current year quarter was primarily attributable to a reduction in overhead for Trimedyne's service department and increased efficiencies resulting from the relocation to a smaller facility during the third quarter of the previous year.

Selling, general and administrative expenses decreased in the current quarter to $566,000 from $710,000 in the prior year quarter, a decrease of $144,000 or 20%. The decrease in selling, general and administrative expenses during the current three-month period was primarily the result of reductions in allocated rent, property tax, repairs and maintenance and utilities of $54,000 resulting from the relocation of the Company's facility during the third quarter of the prior year and $23,000 in legal expense, offset by stock-based compensation expense of $14,000 in accordance with the Company's adoption of SFAS No. 123(R)(see Note 1 "Stock-Based Compensation"). During the prior year quarter ended June 30, 2006 the Company incurred an additional $77,000 in expense to relocate to its new facility in May, 2006.

Research and development expenditures for the quarter ended June 30, 2007 increased $245,000 or 168% to $391,000 as compared to $146,000 in the quarter ended June 30, 2006. This increase was a result the Company expanding its product development efforts and readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc., which has taken longer than anticipated due to problems in making the new Fibers consistently durable to withstand the very high energy and powers of today's lasers.

Other income, net, decreased by $54,000 or 35% to $101,000 in the quarter ended June 30, 2007 from $155,000 in the same quarter of the prior year. The decrease in other income during the quarter ended June 30, 2007 was primarily result of a decrease in royalty revenue of $125,000 offset by an increase in bank interest income of $32,000, a refund from the state of California of $21,000 for the overpayment of use tax, a decrease in accrued interest of $11,000 due to the maturity of senior secured notes due to an officer, and an increase in reversals in previous accruals for which the Company no longer had any obligation of $7,000. The decrease in royalties to the Company for the quarter ended June 30, 2007 was due to credits issued to Boston Scientific as a result of an offer to replace their existing inventory of Lumenis' side firing fibers with a newer model.

For the current quarter, the Company had a net loss of $348,000 or $0.02 per share, based on 17,963,623 basic weighted average number of common shares outstanding, as compared to a net loss of $27,000 or $0.00 per share, based on 14,633,443 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

During the nine months ended June 30, 2006, net revenues were $4,090,000 as compared to $4,956,000 for the same period of the previous year, an $866,000 or 17% decrease. Net revenues from lasers and accessories decreased by $472,000 or 52% to $432,000 during the nine months ended June 30, 2007 from $904,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $290,000 or 11% to $2,419,000 during the nine months ended June 30, 2007 from $2,709,000 for the same period of the prior year. During the nine months ended June 30, 2007 export sales decreased by $691,000 or 43% to $907,000 as compared to $1,598,000 in the the same period of the prior year. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of benign prostatic hyperplasia ("BPH"). Net sales from service and rental decreased by $104,000 or 8% to $1,239,000 from $1,343,000 for the same quarters in the prior year. This decrease was primarily due to a decrease in billable service calls and decreased revenues from MST.

Cost of sales during the nine months ended June 30, 2007 was $2,324,000 or 57% of net revenues as compared to $3,030,000 or 61% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 24% as compared to 17% for the prior year nine-month period. The higher gross profit from the sale of lasers in the prior year nine-month period was due to the sale of a fully amortized demo laser during the quarter ended Decmber 31, 2006. Gross profit from the sale of delivery and disposable devices was 52% as compared to 57% for the prior year nine-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems. Gross profit from revenue received from service and rentals was 33% as compared to 18% for the prior year nine-month period. The higher gross profit for the current nine-month was primarily attributable to a higher cost of sales for our subsidiary, MST, during the nine-month period of the previous year. This higher cost of sales was primarily the result of increased repairs to upgrade MST's laser fleet during the previous year, along with a reduction in Medical Laser Safety Technical staff in the current year quarter as compared with the prior year quarter. Additionally, overhead for Trimedyne's service department decreased during the current quarter as compared the prior year quarter due to increased efficiencies resulting from the relocation to a smaller facility during the third quarter of the previous year.

For the nine months ended June 30, 2007, selling, general and administrative expenses totaled $1,598,000 as compared to $1,875,000 for the same period of the previous year, a $277,000 or 15% decrease. The decrease in selling, general and administrative expenses during the current nine-month period was primarily the result of reductions in allocated rent, property tax, repairs and maintenance and utilities of $187,000 resulting from the relocation of the Company's facility during the third quarter of the prior year, $25,000 in legal expense, and $16,000 and $8,000 in consulting expense and payroll expense for MST, respectively, offset by stock-based compensation expense of $36,000 in accordance with the Company's adoption of SFAS No. 123(R)(see Note 1 "Stock-Based Compensation"). During the prior year nine-month period ended June 30, 2006 the Compnay incurred an additional $77,000 in expense to relocate to its new facility.

During the nine months ended June 30, 2007, research and development expenses increased to $804,000 from $441,000 in the prior year nine-month period, an increase of $363,000 or 82%. This increase was a result the Company expanding its product development efforts and readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc., which has taken longer than anticipated due to problems in making the new Fibers consistently durable to withstand the very high energy and powers of today's lasers.

Other income increased by $21,000 or 5% to $482,000 in the current nine-month period from $461,000 in the previous nine-month period of fiscal 2006. During the nine months ended June 30, 2007 royalty income decreased $71,000 to $354,000 as compared to $425,000 in the prior year nine-month period. The decrease in royalties to the Company for the nine months ended June 30, 2007 was due to credits issued to Boston Scientific as a result of an offer to replace their existing inventory of Lumenis' side firing fibers with a newer model. Interest income increased $84,000 to $100,000 as compared to $16,000 during the same prior year period due to higher bank interest rates combined with a higher cash balance resulting from the private placement during the quarter ended December 31, 2006. During the nine months ended June 30, 2007, the Company received a $21,000 refund from the State of California for overpayment of use taxes, $2,000 from the State of Texas for a refund of surplus unemployment taxes and reversed $14,000 of previous accruals for which the Company no longer had obligations, offset by $11,000 of accrued interest on notes due to an officer. During the nine months ended June 30, 2006, the Company reversed $41,000 of previous accruals for which the Company no longer had obligations and received $5,000 in insurance settlements which was offset by $23,000 of accrued interest on notes due to an officer.

For the nine months ended June 30, 2007, the Company had net loss of $162,000 or $0.01 per share, based on 17,334,137 basic weighted average number of common shares outstanding, as compared to a net income of $70,000, or $0.00 per share, based on 14,616,909 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At June 30, 2007, the Company had working capital of $6,412,000 compared to $3,456,000 at the end of the fiscal year ended September 30, 2006. Cash increased by $2,537,000 to $3,339,000 from $802,000 at the fiscal year ended September 30, 2006. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the nine-month period ended June 30, 2007 net cash used in operating activities was $268,000. Net cash provided by financing activities during the nine-month period ended June 30, 2007 was $2,974,000, which was the result of the receipt of net proceeds of $3,034,000 from the sale of common stock during the first fiscal quarter and $11,000 from the exercise of employee stock options, less $71,000 in payments on debt incurred for financing general business liability insurance. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30,2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II Other Information

ITEM 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None


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

                                             TRIMEDYNE, INC.

Dated: August 20, 2007                       /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Dated: August 20, 2007                       /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller