Form 10KSB
period 2007-09-30
TRIMEDYNE INC
filed 2008-01-15
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
                           COMMISSION FILE NO. 0-10581

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

Issuer's revenues for the most recent fiscal year were: $5,470,000.

The aggregate market value of voting stock held by non-affiliates of registrant on January 10, 2007 based upon the closing price of the common stock on such date was approximately $7,127,906

As of January 10, 2007, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                   TABLE OF CONTENTS

PART I
ITEM 1.    DESCRIPTION OF BUSINESS................................................   3
               Forward Looking Statements.........................................   3
               General............................................................   3
               The Orthopedic Market..............................................   5
               The Urology Market.................................................   5
               New Products ......................................................   6
               Laser Rental Services .............................................   7
               Litigation ........................................................   7
               License Agreements ................................................   7
               Research and Development ..........................................   7
               Manufacturing, Supply Agreements ..................................   7
               Marketing .........................................................   8
               Government Regulation .............................................   8
               Investigational Device Exemptions..................................   8
               510(k) Premarket Notification .....................................   8
               Premarket Approval ................................................   9
               Inspection of Plants ..............................................   9
               State Regulation ..................................................   9
               Insurance Reimbursement ...........................................   9
               Cost of Compliance with FDA and Other Applicable Regulations ......   9
               Employees .........................................................   10
               Patents and Patent Applications ...................................   10
               Competition .......................................................   10
               Insurance .........................................................   10
               Foreign Operations ................................................   11
ITEM 2.    DESCRIPTION OF PROPERTIES .............................................   11
ITEM 3.    LEGAL PROCEEDINGS......................................................   11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   11

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   12
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............   13
ITEM 7.    FINANCIAL STATEMENTS...................................................   16
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES..............................................   16
ITEM 8A.   CONTROLS AND PROCEDURES................................................   17
ITEM 8B.   OTHER INFORMATION......................................................   17

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................   18
ITEM 10.   EXECUTIVE COMPENSATION ................................................   19
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........   21
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   22
ITEM 13.   EXHIBITS...............................................................   22
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................   22


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

GENERAL

Trimedyne, Inc. (the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 ,30, and 20 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and "Tips") for use in a broad array of medical applications.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and Oklahoma. MST's revenues and those of our field service department represented about 31% of our revenues in the fiscal year ended September 30, 2007.

The principal market for our Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured lumbar, thoracic and cervical discs in the spine, two of the four major causes of lower back, neck and leg pain. Our Lasers and Tips are also used in orthopedics to treat damage in joints, such as the knee, shoulder, elbow, hip, ankle and wrist, in outpatient, arthroscopic procedures.

While the second most important market for our Lasers and Fibers is presently in urology to fragment stones in the kidney, ureter and bladder, we are developing two new, proprietary, Side Firing Laser Fibers. One of these is for use with our 80 watt Holmium Lasers and the other is designed for use with 80 and 100 watt Holmium Lasers manufactured by Lumenis, Ltd. of Yokneam, Isreal ("Lumenis"). Lumenis is one of the world's largest manufacturers of medical lasers, has revenues exceeding 250 million per year and has a large worldwide sales force.

The Side Firing Fibers we will be manufacturing for Lumenis will be marketed in the U.S. and Japan by Boston Scientific Corporation (NYSE:BSX) and by Lumenis' sales organization elsewhere throughout the world, when BSX has completed its quality review and testing of the new Fiber.

Both of these Side Firing Fibers are designed to be used with our and Lumenis' Holmium Lasers to vaporize a portion of the prostate gland to treat Benign Prostatic Hyperplasia or "BPH", commonly referred to as an enlarged prostate. This condition, in which excessive growth of the prostate causes difficulty in urination, affects about 50% of men over age 55, and a higher percentage of men at advanced ages. While drugs are used to treat BPH, when they are no longer able to adequately treat this condition, removal of a portion of the prostate is needed to open a channel to permit proper urine flow.

About 200,000 men in the United States and about another one million in foreign countries are treated with a procedure each year to remove a portion of the prostate to open a channel for urine flow. While radio frequency ("RF") energy is also used to do this, laser vaporization or resection of the prostate is becoming increasingly popular, as the laser procedure typically reduces procedural bleeding and can be performed on an outpatient basis, whereas the RF procedure entails a hospital stay, potentially significant bleeding, a variety of adverse effects and a recuperation period of days to weeks.

As a result, when Boston Scientific and Lumenis begin marketing the new Fiber for use with Lumenis' Holmium Lasers, we believe the treatment of BPH will become the largest segment of our business.

The development of our new Side Firing Fiber for use with our 80 watt Holmium Lasers and Lumenis' 80 and 100 watt Holmium Lasers has been delayed due to obstacles imposed by the high peak powers and other characteristics of Holmium Lasers, which make them excellent at vaporizing tissue, but also make them very hard on the glass components of the Fibers. While the new Side Firing Fibers we are developing have been shown in bench testing on animal tissue to vaporize tissue significantly faster than the side firing fibers presently being manufactured by Lumenis and marketed by Boston Scientific and Lumenis, Lumenis' present side firing fiber is not as durable as Boston Scientific and Lumenis would like. Our goal is to solve this durablity problem and give Boston Scientific and Lumenis, as well as the owners of our Holmium Lasers, a Side Firing Fiber that is faster and more durable than Lumenis' present side firing fiber.

The problems we face in developing our new Side Firing Fibers are detailed in the following description of the lasers and impact of their laser energy on the Fibers.

Holmium Lasers emit very short pulses of laser energy. At 80 watts, our Holmium Lasers emit pulses of energy with a duration or pulse width of about 350 microseconds, with a peak pulse power level of up to 9,000 watts. The laser energy is transmitted from the laser through optical fibers to a tip designed to emit the energy to the side at an angle of about 80 to 90 degrees.

Holmium Laser energy is highly absorbed by water. When tissue is struck by the laser beam, water in the cells is almost instantly turned to steam, vaporizing the tissue. As a result, Holmium Lasers vaporize tissue more efficiently than most other lasers whose energy can be transmitted through conventional optical fibers, such as KTP Lasers, whose energy is highly absorbed by hemoglobin in blood, and Diode lasers, whose energy is moderately absorbed in both hemoglobin and water.

KTP and Diode lasers, at very high power, can vaporize tissue, but can also cause significant charring and thermal damage to the remaining tissue. Charred tissue is removed from the body by macrophages and other mechanisms. Macrophages emit harsh chemicals to dissolve char and other foreign matter, which causes the patient to experience irritation at the vaporization site in the prostate for a week or two.

Holmium lasers are able to vaporize tissue better than the above mentioned lasers, with little or no charring or damage to the remaining tissue. However, the very high power energy pulses of Holmium Lasers cause a steam bubble to almost instantly be formed in a sort of explosion. These explosions of steam typically occur at a rate of about 25 times per second with our Holmium Lasers and at a rate of about 50 times per second with Lumenis's Holmium Lasers.

Also, when the steam bubble collapses between pulses, it causes an acoustic shock, which can damage the glass components in the tip of the Fibers. And, the water and steam heated by the laser eneergy can act as a catalyst for erosionof the glass surfaceat the tip of the optical fiber, which can cause damage to the Fiber's tip. Further, when the laser energy stikes the tissue, some of the laser energy is reflected back into the tip of the optical fiber, which can cause thermal damage that can affect the integrity of the Fiber's tip.

The combination of the above described steam explosions and the shock waves from the collapse of the steam bubbles can fracture the glass enclosure of Fiber's tip and, with the degradation of the fiber tip by laser energy reflected from the target tissue, reduce the Side Firing Fiber's useful lifetime.

As a result of the above described problems, it took us much longer than anticipated to develop a durable, fast vaporizing, Side Firing Fiber for use with our 80 watt Holmium Lasers. We expect, barring any unforeseen problems in manufacturing, to begin marketing our VaporMAX(R) Side Firing Fiber for use with our Holmium Lasers by April 2008.

We encountered a more difficult problem in developing the Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers. At 100 watts of power, Lumenis' Holmium Laser produces 25% more laser energy than our 80 watt Holmium Laser, and its pulse width or duration is about 250 microseconds at this power level, with a peak pulse power of up to 11,000 watts.

In addition to the optical fiber's tip having to emit 25% more energy per pulse, since the pulse width is about 70% that of our 80 watt Holmium Laser, 25% more power must be transmitted through the tip of the optical fiber at about twice the number of pulses per second as with our 80 watt Holmium Laser. The steam explosions at the surface of the tip of the Fiber are more powerful, the acoustic shocks caused by the collapse of the steam bubble are more intense and the amount of laser energy reflected from the tissue, which can damage the tip of the Fiber, is more powerful.

As a result, developing a fast vaporizing, durable, Side Firing Fiber for use with Lumenis' Holmium Lasers has proven to be a formidable challenge. a very significant portion of our management and R & D efforts over the past year have been devoted to the development of the Side Firing Laser Fiber for use with Lumenis' Holmium Lasers and our Holmium Lasers.

We believe we now know what steps we must take to manufacture a fast vaporizing, durable Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers. We have arranged for specialty production and testing equipment and glass components to be made for us by a variety of suppliers, and we have designed and are building other other specially designed production equipment, ourselves.

We believe this new equipment, along with the specialized glass components, will enable us, barring any unforeseen problems, to complete the design and testing of the Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers and hope to commence manufacturing supplies of the new Fiber for testing by Boston Scientific by the end of the second calendar quarter of 2008.

Before Boston Scientific and Lumenis will commence marketing our new Side Firing Fiber, Boston Scientific must conduct a quality review of the new Fiber and conduct limited testing in humans to assure that it functions as intended. No clinical studies of the new Fiber are expected to be required, as we have already received FDA clearance to market the new Fiber.

While we plan to commence marketing our new VaporMAX(R) Side Firing Fiber to the owners of our Holmium Lasers and new purchasers of our Holmium Lasers by April 2008, the quality review and testing of our new Side Firing Fiber for use with Lumenis' 80 and 100 watt Holmium Lasers by Boston Scientific and Lumenis is expected to take five to six months or longer from the time we provide supplies of the new Fiber to Boston Scientific and Lumenis, which is presently anticipated to occur, barring unforeseen delays, by the end of the second calendar quarter of 2008. As a result, the earliest date that Boston Scientific and Lumenis are expected to commence marketing our Side Firing Fiber will be near the end of calendar 2008.

During the period of October through December 2006, we sold an aggregate of 2,915,000 shares of common stock to four institutional investors and two accredited individuals, which resulted in aggregate gross proceeds of $3,312,500. After $278,500 of offering expenses, the net proceeds to the Company were $3,034,000. The bulk of these funds will be used to scale-up the manufacturing of the new Fibers and carry increased inventories and receivables from sales of the new Fibers by Boston Scientific and Lumenis.

THE ORTHOPEDIC MARKET

Our Side Firing Laser Needles are used with our Lasers to treat herniated or ruptured discs in the spine in minimally invasive procedures, most of which are performed on an outpatient basis in about 30-40 minute procedures, typically with only local anesthesia. The lower back, leg and neck pain usually disappears on the operating table, and the patient usually walks out with only a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days. Clinical Studies on our disc procedures, published in medical journals, show success rates (good or excellent results, based on pain scores) of 85% to 94%.

Approximately 500,000 conventional surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and entail a two to three day hospital stay, some bleeding, post-operative pain and a recovery period of a month or longer. Conventional surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of disc surgery to be only 40% to 77%.

While our laser procedures to treat herniated or ruptured spinal discs compare very favorably to the conventional surgical procedures to treat these conditions and are less costly to third party payors, before surgeons can perform our laser procedures, they must attend a one or more training courses in which they practice the procedure on cadavers. In addition to difficulty in convincing busy surgeons to take two to three days away from their practice to attend a training course, we incur substantial costs in conducting the training courses, in addition to airfare, food and lodging costs for the surgeons. In addition, surgeons are generally paid more by Medicare and insurance companies for performing 2-3 hour conventional disc surgery than for our 30-40 minute, outpatient laser procedures, reducing their desire to take time away from their practice to attend a training course.

Since we can afford to conduct (or participate with makers of endoscopes used in these procedures) in only a few training courses each year in the U.S. and only occasionally in Europe, Latin America and Asia, our spinal disc market is expected to grow only if we are able to conduct or participate in a larger number of training courses.

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

While the surgical procedure restores urine flow to normal levels, based on clinical studies, it entails general anesthesia, a two to three day hospital stay, bleeding (about 3% of the patients lose more than a pint of blood and require a blood transfusion), an substantial infection rate, 3% of the men potent before the procedure become impotent, and 3% become permanently incontinent.

We are developing two new Side Firing Laser Fibers to treat enlarged prostates. While our Side Firing Laser Fibers have been cleared for sale by the FDA for use with our Lasers and Holmium lasers manufactured by others, they are not yet being marketed due to the delay in their development described above. In Lumenis' laser procedure to treat an enlarged prostate, using Lumenis' Holmium Laser and a side firing laser fiber presently made by Lumenis, the laser fiber is inserted through an endoscope and laser energy is emitted laterally to simultaneously vaporize and cauterize the interior of the prostate, with urine flow returning to normal levels. There is little bleeding and the laser procedure is typically performed on an outpatient basis, avoiding hospitalization and reducing or eliminating many adverse effects of the surgical procedure. Even hemophiliacs and patients on blood thinners, who cannot have the surgical procedure, can usually be treated with laser procedure.

However, Lumenis' present side firing fiber is not as durable as Lumenis and Boston Scientific would like. As a result, they have not been able to offer hospitals and outpatient surgery centers a more durable side firing fiber.

We settled our patent litigation against Lumenis, Ltd., and in September 2005 entered into an OEM Agreement, under which Lumenis agreed to purchase 100% of its side firing (75 to 90 degree emitting) laser fibers and 75% of its angled firing (60 to 75 degree emitting) laser fibers from us. Lumenis presently markets its laser fibers through Boston Scientific in the U.S. and Japan and markets them elsewhere throughout the world through its own sales organization. Our Side Firing Laser Fiber will replace Lumenis' side firing laser fibers in these markets when Boston Scientific validates us as a supplier (vendor).

Boston Scientific and Lumenis must conduct a review of our manufacturing facility and our manufacturing and quality processes and conduct human testing of our new Fiber before they can validate us as a supplier. The outcome of their review and testing cannot be assured. Their review and testing is presently expected to be completed in the fourth calendar quarter of 2008 (the first quarter of our 2009 fiscal year), at which time we expect to commence shipments to Boston Scientific and Lumenis. In the meantime, Lumenis is paying us a royalty of 7.5% on their sales of their side firing laser fibers to Boston Scientific and on their sales of such fibers to their customers outside the U.S. and Japan.

Side firing laser fibers to treat an enlarged prostate typically sell for about $750 or more and, due to their exposure to blood, are labeled "single use" and should be discarded after one use, although some illicit re-use of these fibers occurs in the United States and Europe and is common throughout the rest of the world, where government reimbursement, insurance plans and self-pay patients cannot afford such expensive devices.

Our Lasers and plain, straight-ahead firing Fibers are used in urology to fragment stones in the kidney, ureter or bladder in "lithotripsy" procedures. However, our plain, straight-ahead firing Fibers are reusable and are used an average of about 20-30 times. As a result, revenues from the sale of $400-$500 plain Fibers to fragment stones do not result in as significant sales as those expected from single use, disposable Side Firing Fibers to treat enlarged prostates.

Our Lasers, Fibers, Needles and Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

NEW PRODUCTS

In addition to the new Side Firing Laser Fibers described above for use in "The Urology Market", we have designed, obtained U.S. patents and filed a U.S. patent application covering a new disposable, side firing, fiber-optic device for use with a new type of laser for the treatment of female stress urinary incontinence and other conditions. Stress urinary incontinence affects an estimated 14 million women in the United States, but is not often treated, as many women prefer not to undergo surgical procedures or the injection or polymers or granules, which can migrate.

However, before we can submit an application to the FDA to market this new laser and fiber, we must successfully test them in animal and human clinical studies, whose outcome cannot presently be predicted. There is no assurance FDA marketing approval to market this new laser or fiber can be obtained.

Developing new medical devices for untested applications entails considerable risk. While we have more than ten years of experience in designing, developing, manufacturing and marketing side firing laser devices, we cannot assure that our new Side Firing Fibers for use with our Holmium lasers and Holmium lasers made by others for the treatment of BPH (enlarged prostates) or the new side firing laser device we are developing for the treatment of female urinary incontinence and other conditions can be completed at a reasonable cost or in a timely manner, or will be clinically successful, can complete successfully in the marketplace or be profitable to us.

LASER RENTAL SERVICES

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $55,000 to $127,000, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, laser rental companies have sprung up throughout the United States to fill this void. These companies provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

We acquired MST in late 2000 and plan to expand its "fee per case" rental business, which is particularly well suited to the introduction of new laser products. If requested, MST also supplies, Side Firing or plain Fibers or Tips and includes their price in the "per case" fee.

When a surgeon is trained to perform a new procedure, such as our Laser procedures for treating an enlarged prostate or a herniated or ruptured disc in the spine, instead of waiting for his hospital or surgery center to purchase the Laser, the hospital can rent it on a "per case" basis.

When the hospital's or surgery center's staff has been trained by our Laser operator and is comfortable with the patient results, the volume of patients and the amount third-party payors are reimbursing for the procedure, they can buy the Laser, lease it under a conventional, long term lease or continue to rent it on a "per case" basis. Since the six to twelve month average delay in purchasing "big ticket" medical equipment is eliminated, the hospital or surgery center can immediately start Fibers, Needles and Tips, which typically carry higher profit margins than our Lasers.

LITIGATION

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

In November 2003, the Company settled its patent litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty to us on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company is developing a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

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

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2007, an aggregate of $50,500,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $1,220,000 and $633,000 was expended during the fiscal years ended September 30, 2007 and 2006, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

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

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as 1,000 or more outpatient surgery centers. The Company's proposed new products (see "New Products") will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups to whom its Lasers and Fibers, Needles and Tips are presently marketed. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2007, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Tips with 5 salesmen on a straight commission basis, who devote only a part of their time to the Company's products, in the United States. Outside the United States, the Company sells its products through 26 independent distributors who sell various medical products in approximately 28 foreign countries. The Company presently employs a Vice President of Sales who directs the Company's sales activities in the United States and elsewhere.

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

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. The Company's manufacturing facility was inspected by the FDA in October 2003 and no deficiencies in the Company's compliance with the FDA's GMP requirements were cited by the FDA. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

EMPLOYEES

On September 30, 2007, the Company had 59 full-time employees, of whom 10 were employed by MST. Of the remainder, 39 were engaged in production and engineering, one in sales and marketing, and 10 in general and administrative functions. On September 30, 2007, the Company had five part-time employees of whom four were engaged in production and engineering, and one in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2007, the Company owned or had licenses to 25 U.S. Patents and 11 U.S. patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

COMPETITION

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Medtronic, Inc., Johnson & Johnson, Boston Scientific, Inc., Lumenis, Inc., American Medical Systems Holdings, Inc., Olympus, Inc., and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are: Dornier, Inc., PhotoMedex, Inc., Lisa Lasers, Convergent, Inc. and others, certain of which are publicly held.

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

FOREIGN OPERATIONS

In fiscal 2007 and 2006, sales of products in foreign countries accounted for approximately 22.9% and 29.7%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

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

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1,688 per month through August 2010.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2006, the Company was a defendant in one product liability lawsuit. This case was settled during fiscal 2006 within the limits of the deductible amount of the Company's insurance policy. Management had previously accrued $50,000 for this claim based on the deductible under the insurance policy, which was paid in full during the fiscal year ended September 30, 2006. The Company had no such liability lawsuits during the current year. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2007, no matters were submitted to a vote of securities holders.

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


       2006                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2005                        $ 0.72            $ 0.52
       March 31, 2006                             1.02              0.56
       June 30, 2006                              1.19              0.80
       September 30, 2006                         2.00              1.15

       2007                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2006                        $ 1.69            $ 1.31
       March 31, 2007                             1.65              1.35
       June 30, 2007                              1.47              0.93
       September 30, 2007                         1.04              0.64

    B. HOLDERS OF COMMON STOCK

As of September 30, 2007, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

    D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2007 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

                                                                             NUMBER OF
                                                                       SECURITIES REMAINING
                                NUMBER OF                               AVAILABLE FOR FUTURE
                             SECURITIES TO BE                             ISSUANCE UNDER
                               ISSUED UPON       WEIGHTED-AVERAGE             EQUITY
                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                            OPTIONS, WARRANTS    OPTIONS, WARRANTS      REFLECTED IN COLUMN
                               AND RIGHTS           AND RIGHTS                  (a))
                            -----------------    -----------------     ---------------------
    PLAN CATEGORY                  (a)                  (b)                      (c)
    ---------------------   -----------------    -----------------     ---------------------
    Equity compensation
    plans approved by
    security holders                 221,629      $           1.39                        --

    Equity compensation
    plans not approved by
    security holders               1,417,350      $           1.11                   794,650
                            ----------------      ----------------     ---------------------
    Total                          1,638,979      $           1.15                   794,650
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

Revenues from the sale of Lasers, Fibers, Needles and Tips are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic Lasers are sold with a one year warranty which includes parts and labor. All international Lasers are sold with a one year parts only warranty. As each Laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All Lasers sales are non-returnable. Our international distributors typically locate customers for Lasers before ordering and in general do not maintain inventories. The Company's return policy for Laser accessories, delivery and disposable devices sold to distributors is as follows: 1) The Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee, 2) A return authorization number is required for all returns. The number can be obtained by contacting the Customer Service Department, and 3) Should a product be found defective at the time of initial use, the Company will replace it free of charge.

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

Trimedyne rents its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2007 and 2006, two and four Lasers, respectively, were being rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2007 and 2006, were less than one percent of revenues.

INVENTORIES

Inventories consist of raw materials and component parts, work in process and finished Lasers. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

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

GOODWILL

Goodwill represents the excess of the cost over the acquired assets of MST. On

October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2007 and 2006.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for the fiscal year prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2007 AND 2006

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2007 and 2006:

                                                  Year Ended September 30,
                                                     2007          2006
                                                    ------        ------
Net revenues                                        100.0%        100.0%
Cost of sales                                        57.8          60.1
Selling, general and administrative expenses         37.4          36.5
Research and development expenses                    22.3          10.1
Interest expense                                      0.2           0.5
Other income, net                                    11.9           8.9
Income taxes                                          0.1           0.1
Net income                                           (5.9)          1.6

NET REVENUES

Net revenues decreased $767,000 or 12.3% in fiscal 2007 to $5,470,000 from $6,237,000 in fiscal 2006. Net sales from Lasers and accessories decreased by $275,000 or 29.0% to $673,000 during the fiscal year ended September 30, 2007 from $948,000 during the prior fiscal year. Net sales from Fibers, Needles and Tips decreased by $432,000 or 12.2% to $3,104,000 during the current fiscal year ended September 30, 2007 from $3,536,000 during the prior fiscal year. International export revenues decreased $600,000 or 32.4% to $1,253,000 for fiscal 2007 from $1,853,000 for fiscal 2006 due to a decrease in sales of Lasers and accessories. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) Fiber, which will be used with the Company's Holmium Laser for the treatment of benign prostatic hyperplasia ("BPH"). Net revenues from service and rental decreased by $60,000 or 3.4% in fiscal 2007 to $1,693,000 from $1,753,000 in fiscal 2006, primarily due to a decrease in billable service calls generated by the Company's Service Department.

COST OF GOODS SOLD

Cost of sales in fiscal 2007 was approximately 58% of net revenues, compared to 60% in fiscal 2006. Gross profit from the sale of lasers and accessories was 20% in the fiscal year ended September 30, 2007 as compared to 17% for the prior year fiscal period. Gross profit from the sale of Fibers, Needles and Tips during the fiscal year ended September 30, 2007 was 52% as compared to 54% for the prior fiscal year period. The lower gross profit during the current fiscal year as compared to the previous fiscal year was due to increases in cost of raw materials for Fibers, Needles and Tips, increases in expense incurred for quality control and additional expense incurred as a result of the adoption of SFAS No. 123(R). Gross profit from revenue received from service and rentals was 34% in the current fiscal year ended September 30, 2007 as compared to 28% for the prior fiscal year period. This increase in gross profit was due to an decrease in overhead for the service department as a result of moving to our new facility along with a decrease in laser repair expense for MST as most of the lasers were upgraded during the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased 10.2% to $2,046,000 in fiscal 2007, compared to $2,279,000 in fiscal 2006. The $233,000 decrease in fiscal 2007 was primarily the result of reductions in allocated rent, property tax, utilities and repairs and maintenance expense of $157,000 due to increased efficiencies from relocating to a new facility during the third quarter of the fiscal year ending September 30, 2006. In addition, during the prior year $80,000 in a nonrecurring expense was incurred for the relocation. Additional reductions during the current fiscal year were $56,000 in legal expense, $18,000 in temporary administrative staff, $16,000 in consulting expense for MST, $8,000 in travel expense, $10,000 in auto expense. The above expense was offset by increases in administrative payroll expense of $52,000 as a result of increasing staff, $4,000 in marketing expense, $9,000 in commission expense $13,000 in audit related expense, $13,000 in insurance expense and $48,000 in expense incurred as a result of the adoption of SFAS 123(R).

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses were $1,220,000 in fiscal 2007, compared to $633,000 in fiscal 2006. R&D as a percentage of net revenues increased to 22.3% of net revenues in fiscal 2007 as compared to 10.1% in fiscal year 2006. R&D spending in fiscal 2007 was higher as the Company increased its product development efforts and staff in readying its new Side-Firing Fibers for use with its Lasers and Lumenis' Holmium Lasers.

OTHER INCOME AND EXPENSE

Total other income, net increased $119,000 or 23% to $641,000 in fiscal 2007 from $522,000 in fiscal 2006. Interest income was $134,000 in fiscal 2007 compared to $21,000 in fiscal 2006. The levels of cash available for investment in interest bearing securities were $3,179,000 and $802,000 as of September 30, 2007 and 2006, respectively. The increase in interest income was due to the Company maintaining an increased amount of funds in interest bearing investments along with higher interest rates in fiscal 2007 primarily due to funds received in a sale of stock during the first quarter of the current fiscal year. Income from royalties increased $9,000 or 2% to $487,000 in fiscal 2007 from $478,000 in fiscal 2006. This increase was due to royalties received from Lumenis based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis, as stipulated in the settlement agreement entered into on November 17, 2003 between the Company and Lumenis, Inc. During the fiscal years ended September 30, 2007 and 2006, received $2,000 and $3,000, respectively, in insurance settlements. During the fiscal year ended September 30, 2007, the Company received refunds from the state of California and the state of Texas for $21,000 and $2,000, respectively, for the overpayment of use tax, offset by interest expense due on Senior Secured Notes due to an officer.

NET LOSS

As a result of the above, the net loss in fiscal 2007 was $324,000, compared to a net income of $97,000 in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2007, net cash used in operating activities was $368,000, as compared to net cash provided of $128,000 in fiscal 2006. Net cash used in investing activities was $229,000 in fiscal 2007, compared to net cash used of $738,000 in fiscal 2006. The increase in cash used in investing activities in fiscal 2006 was primarily due to cash paid for leasehold improvements for a new facility the Company occupied in May, 2006. During the current fiscal year cash was used in purchasing upgraded equipment. The net cash provided by financing activities of $2,974,000 during fiscal 2007 was primarily the result of a stock sale during December of 2006. Net cash used in financing activities was $111,000 during the prior fiscal year, which was the result of $146,000 of payments on debt, incurred for the financing of insurance policies, offset by $35,000 received from the exercise of employee stock options.

Liquidity

At September 30, 2007, the Company had working capital of $6,285,000 compared to $3,456,000 at the end of the previous fiscal year ended September 30, 2006. Cash increased by $2,377,000 to $3,179,000 at September 30, 2007 from $802,000 at the fiscal year ended September 30, 2006.

During the period of October through December 2006, the Company sold an aggregate of 2,915,000 shares of common stock to four investors and two accredited individuals which resulted in aggregate gross proceeds of $3,312,500. After $278,500 of offering expenses, the net proceeds to the Company were $3,034,000

We believe our existing working capital will be sufficient to meet our operating needs for at least the next twelve months. While we expect to continue to operate at a profit, we could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. There can be no assurance that we will be able to operate profitably in the future.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by Item 7 of this Annual Report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Accounting Officer ("CAO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on those evaluations, as of the evaluation date, our CEO, President and CAO believe:

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

         The following persons serve as our officers and directors.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             81               Chairman and CEO

Glenn D. Yeik              40               President, COO, and Director

Brian T. Kenney            51               V.P. - Global Sales and Marketing

Richard F. Horowitz        67               Secretary and Director

Donald Baker               78               Director

MARVIN P. LOEB has been a director of our Company since 1980, Chairman of the Board since March 1981, Chief Executive Officer from April 1991 to November 2000 and since July 2001. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned, inactive subsidiary of the Company) since May 1992. Since May 1986, he has been Chairman and a director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

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

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

All executives enter into employment as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. No bonuses, stock, or option awards were granted to executive officers during the fiscal year ended September 30, 2007.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2007 and September 30, 2006 for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2007:

                                                         Option      All Other
                                           Salary        Awards    Compensation    Total
Name and Principal Position       Year       ($)         ($)(2)       ($)(3)        ($)
-------------------------------   ----   ----------     --------   ------------  ---------
Marvin P. Loeb.................   2007   $ 121,926            0    $     10,400  $ 132,326
CEO and Chairman                  2006   $ 119,393            0    $     10,500  $ 129,893

Glenn D. Yeik..................   2007   $ 163,914            0    $      9,140  $ 173,054
COO, President, and Director      2006   $ 160,527     $ 59,000    $      9,086  $ 228,613

Brian T. Kenney, V.P...........   2007   $ 140,467            0    $      7,974  $ 148,441
                                  2006   $ 152,945            0    $      7,957  $ 160,902
------------------------------------------------------------------------------------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named executive officers, in 2007 as well as prior years, in accordance with SFAS 123R. Portions of awards granted over several years are included. We did not grant awards to named executive officers in fiscal 2007. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-KSB. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2007 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions.

                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                              Option Awards
                        -------------------------------------------------------------------
                                                       Equity
                                                      Incentive
                        Number of      Number of     Plan Awards:
                       Securities     Securities      Number of
                       Underlying     Underlying     Securities
                       Unexercised    Unexercised    Underlying      Option
                        Options        Options       Unexercised    Exercise       Option
                         (#)            (#)          Unearned        Price       Expiration
Name                   Exercisable   Unexercisable   Options (#)      ($)           Date
-------------------   -------------  -------------   -----------    --------    ----------
Marvin P. Loeb               72,000                                     0.50     8/13/2009
                             30,000                                     1.25     4/04/2011
                             48,000                                     2.75     4/18/2010

Glenn D. Yeik                40,000         10,000                      0.14     1/14/2013
                             22,000                                     0.50     8/13/2013
                             30,000                                     0.50     4/15/2012
                             75,000                                     0.60     4/15/2015
                             60,000         40,000                      0.92     3/31/2016
                             25,000                                     1.25     4/04/2011
                             48,000                                     3.84     3/20/2010

Brian T. Kenney              20,000                                     0.50     4/15/2012
                             15,000                                     1.06     3/08/2009
                             50,000                                     1.25     4/04/2011
                             15,000                                     2.75     4/18/2010
-------------------------------------------------------------------------------------------
None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year
2007.


                                     Market
                    Number of     Value of      Equity Incentive      Equity Incentive Plan
                     Shares        Shares         Plan Awards:         Awards: Market or
                    or Units      or Units      Number of Unearned      Payout Value of
                    of Stock      of Stock      Shares, Units or      Unearned Shares, Units
                   That Have     That Have      Other Rights That      or Other Rights That
                   Not Vested    Not Vested      Have not Vested        Have Not Vested
Name                  (#)           ($)               (#)                     ($)
----------------  -----------    ----------    -----------------      -----------------------
Marvin P. Loeb

Glenn D. Yeik          40,000        32,000

Brian Kenney
---------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION IN FISCAL YEAR 2007

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of
30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.


                                        DIRECTOR COMPENSATION

                                                                         Change in
                                                                          Pension
                                                                         Value and
                                                                        Nonqualified
                     Fees Earned                         Non-Equity      Deferred          All
                          or         Stock    Option   Incentive Plan  Compensation       Other
                     Paid in Cash    Awards   Awards    Compensation     Earnings     Compensation    Total
Name                      ($)         ($)      ($) (1)       ($)            ($)             ($)        ($)
-------------------  ------------    ------  --------   -------------   -------------  ------------  -------
Donald Baker                                   34,800                                                 34,800

Richard F. Horowitz                            34,800                                                 34,800
------------------------------------------------------------------------------------------------------------

None of Messrs. Baker or Horowitz exercised any options during fiscal year 2007

1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to directors, in 2007 as well as prior years, in accordance with SFAS 123R. Portions of awards granted over several years are included. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-KSB. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the directors will actually realize from the awards. Whether and to what extent, a director realizes value will depend on stock price fluctuations and the director's continued service on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2007 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.


                           NAME AND ADDRESS                                AMOUNT AND NATURE OF       PERCENT OF CLASS
TITLE OF CLASS             OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP         OUTSTANDING*
--------------             -------------------                             --------------------       -----------------
                               MAJOR SHAREHOLDERS
                               ------------------
Common Stock               Marvin P. Loeb, Chairman & CEO (1)                  2,486,024                     13.5%
$.01 Par Value             25901 Commercentre Drive
                           Lake Forest, CA 92630

                           Seth Hamot and his associates                       1,013,536                      5.5%
                           c/o Costa Brava Partnership III L.P.
                           420 Boylston Street
                           Boston, MA 02116

                           Bruce J. Haber and his associates                     929,853                      5.1%
                           145 Huguenot Street, Suite 405
                           New Rochelle, NY 10801

                           Corsair Capital, LLC. (6)                             920,000                      5.0%
                           717 Fifth Avenue, 24 Floor
                           New York, NY 10022


                               OTHER DIRECTORS AND EXECUTIVE OFFICERS
                               --------------------------------------
                           Donald Baker, Director (2)                            110,000                        *
                           544 Earlston Road
                           Kenilworth, IL 60043

                           Richard F. Horowitz, Secy. & Dir. (2)                 110,000                        *
                           Heller, Horowitz & Feit, P.C.
                           292 Madison Avenue
                           New York, New York 10017

                           Glenn D. Yeik, Pres. COO (3)(5)                       580,351                      3.1%

                           Brian T. Kenney, V.P. (4)(5)                          135,000                        *

                           All Directors and Executive                         3,421,375                     18.6%
                           Officers as a Group (5 persons)

-------------------
* Indicates less than 1%

(1) Consists of 2,486,024 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, and Options to purchase 150,000 Shares.
(2) Consists of 50,000 Shares and Options to purchase 60,000 Shares.
(3) Consists of 230,351 Shares, and Options to purchase 350,000 Shares.
(4) Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5) Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6) Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2007, the Company incurred $14,800 of legal services with a Director, of which $12,600 was paid during the fiscal year. During the prior fiscal year ended September 30, 2006, the Company incurred $3,800 of legal services with a Director, of which $1,300 was paid during the prior fiscal year.


A former member of the board of directors was engaged as a consultant to MST, Inc. to facilitate increases to administrative efficiency. The Company recorded $16,000 in consulting expenses associated with the arrangement which was included in administrative expense for year ended September 30, 2006. The consulting services were discontinued December 31, 2005. There was no such arrangement during the fiscal year ended September 30, 2007.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2007 and September 30, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2007               2006
                                       ---------         ---------
(i)       Audit Fees                     60,500            58,500
(ii)      Audit Related Fees              8,650               700
(iii)     Tax Fees                        8,665             7,800
(iv)      All Other Fees                  3,460               900

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

                                           Trimedyne, Inc.

Date: January 15, 2008                     /s/ Marvin P. Loeb
                                           -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        January 15, 2008
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               January 15, 2008
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     January 15, 2008
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Secretary & Director         January 15, 2008
------------------------------
Richard F. Horowitz

/s/ Jeffrey S. Rudner             Treasurer &                  January 15, 2008
------------------------------    Chief Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm              F-2

        Consolidated Balance Sheet at September 30, 2007                     F-3

        Consolidated Statements of Operations for the years ended
        September 30, 2007 and 2006                                          F-4

        Consolidated Statements of Stockholders' Equity for the
        years ended September 30, 2007 and 2006                              F-5

        Consolidated Statements of Cash Flows for the years
        ended September 30, 2007 and 2006                                    F-6

        Notes to Consolidated Financial Statements                           F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and its subsidiaries as of September 30, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ KMJ Corbin & Company LLP
                                                   Irvine, California
                                                   January 15,2008
                                               ---------------------------------

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                       2007
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  3,179,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000                                    574,000
  Inventories                                                         2,991,000
  Note due from related party                                             9,000
  Other current assets                                                  245,000
                                                                   ------------
      Total current assets                                            6,998,000


Property and equipment, net                                             920,000
Other                                                                    41,000
Goodwill                                                                544,000
                                                                   ------------
                                                                   $  8,503,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    212,000
  Accrued expenses                                                      427,000
  Deferred revenue                                                       45,000
  Accrued warranty                                                       27,000
  Notes payable                                                           2,000
                                                                   ------------
    Total current liabilities                                           713,000

Deferred rent                                                            91,000
                                                                   ------------

    Total liabilities                                                   804,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding             186,000
  Additional paid-in capital                                         51,373,000
  Accumulated deficit                                               (43,147,000)
                                                                   ------------
                                                                      8,412,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,699,000
                                                                   ------------

                                                                   $  8,503,000
                                                                   ============

           See accompanying notes to consolidated financial statements

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------     ------------
Net revenues:
  Products                                         $  3,777,000    $  4,484,000
  Service and rental                                  1,693,000       1,753,000
                                                   ------------    ------------
                                                      5,470,000       6,237,000
                                                   ------------    ------------

Cost of sales:
  Products                                            2,039,000       2,489,000
  Service and rental                                  1,122,000       1,260,000
                                                   ------------    ------------
                                                      3,161,000       3,749,000
                                                   ------------    ------------

Gross profit                                          2,309,000       2,488,000

Selling, general and administrative expenses          2,046,000       2,279,000
Research and development expenses                     1,220,000         633,000
                                                   ------------    ------------

Loss from operations                                   (957,000)       (424,000)
                                                   ------------    ------------
Other income (expense):
 Interest income                                        134,000          21,000
 Royalty income                                         487,000         478,000
 Interest expense                                       (10,000)        (29,000)
 Creditor settlements and recoveries                     30,000          55,000
 Loss on disposal of equipment                               --          (3,000)
                                                   ------------    ------------
   Total other income, net                              641,000         522,000
                                                   ------------    ------------

(Loss) income before provision for income taxes        (316,000)         98,000

Provision for income taxes                                8,000           1,000
                                                   ------------    ------------

Net (loss) income                                  $   (324,000)   $     97,000
                                                   ============    ============

Basic net (loss) income per share                  $      (0.02)   $       0.01
                                                   ============    ============

Basic weighted average
 common shares outstanding:                          17,594,668      14,625,662
                                                   ============    ============

Diluted net (loss) income per share                $      (0.02)   $       0.01
                                                   ============    ============

Diluted weighted average
 common shares outstanding:                          17,594,668      15,611,086
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                           TRIMEDYNE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit       Stock            Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
October 1, 2005             14,704,540    $    148,000    $ 47,945,000   $(42,920,000)  $   (713,000)   $  4,460,000

Exercise of
stock options                   65,971           1,000          34,000             --             --          35,000

Net income                          --              --              --         97,000             --          97,000
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2006          14,770,511         149,000      47,979,000    (42,823,000)      (713,000)      4,592,000

Issuance of common
stock                        2,915,000          29,000       3,005,000             --             --       3,034,000

Conversion of convertible
related-party notes and
accrued interest into
common stock                   763,958           8,000         314,000             --             --         322,000

Exercise of
stock options                   18,100              --          11,000             --             --          11,000

Share-based compensation
expense                             --              --          64,000             --             --          64,000

Net loss                            --              --              --       (324,000)            --        (324,000)
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2007          18,467,569    $    186,000    $ 51,373,000   $(43,147,000)  $   (713,000)   $  7,699,000
                          ============    ============    ============   ============   ============    ============


                              See accompanying notes to consolidated financial statements





                           TRIMEDYNE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended September 30,
                                                         ---------------------------------
                                                                2007           2006
                                                            -----------    -----------
Cash flows from operating activities:
  Net (loss) income                                         $  (324,000)   $    97,000
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Stock-based compensation                                     64,000             --
    Accrued interest on senior secured notes                     11,000         24,000
    Depreciation and amortization                               234,000        174,000
    Loss on disposal of equipment                                    --          3,000
  Changes in operating assets and liabilities:
    Trade accounts receivable                                   168,000         38,000
    Inventories                                                (395,000)      (458,000)
    Other assets                                                (63,000)       243,000
    Accounts payable                                           (111,000)       (27,000)
    Note from related party                                      29,000        (38,000)
    Accrued expenses                                             28,000             --
    Deferred revenue                                             (3,000)         5,000
    Accrued warranty                                              4,000        (20,000)
    Income tax payable                                           (4,000)       (10,000)
    Deferred rent                                                (6,000)        97,000
                                                            -----------    -----------
     Net cash (used in) provided by operating activities       (368,000)       128,000
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (229,000)      (738,000)
                                                            -----------    -----------
     Net cash used in investing activities                     (229,000)      (738,000)
                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                   11,000         35,000
   Proceeds from the sale of common stock                     3,034,000             --
   Principal payments on debt                                   (71,000)      (146,000)
                                                            -----------    -----------

     Net cash provided by (used in) financing activities      2,974,000       (111,000)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents          2,377,000       (721,000)

Cash and cash equivalents at beginning of year                  802,000      1,523,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $ 3,179,000    $   802,000
                                                            ===========    ===========

During the fiscal year ended September 30, 2007, the Company issued 763,958 shares of common stock to its Chief Executive Officer in connection with the conversion of senior convertible notes of $200,000 and accrued interest of $122,000 thereon owed to the officer.

Cash paid for income taxes in the years ended September 30, 2007 and 2006 was $7,000 and $8,000, respectively. Cash paid for interest in the years ended
September 30, 2007 and 2006 was $10,000 and $3,000, respectively.

During the fiscal year ending September 30, 2006, the Company financed certain insurance policies with a $174,000 note payable. There was no such financing during the fiscal year ended September 30, 2007.


           See accompanying notes to consolidated financial statements

                                       F-6

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reuseable fiber-optic laser devices in the medical field. The Company's operations include the provision of services and rental of lasers and other medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the Southwestern United States, through its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see Note 9).

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2007 one customer accounted for 13% of the Company's receivables. During the year ended September 30, 2006, one customer accounted for 11% of the Company's revenues. The customers' terms are payment through bank letter of credit and net 30 days. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. In some cases, management requires payment in full before goods are shipped. During fiscal 2007 and 2006, credit losses were not significant.

At September 30, 2007, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $3,034,000.

Inventories

Inventories consist of raw materials and component parts, work-in-process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are written down to reflect their net realizable values. Writedowns are considered permanent reductions at cost basis of the related inventories.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2007 and 2006.

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

Also prior to October 1, 2006, as allowed by SFAS No. 123, the Company elected to account for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and provide pro forma net income disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. APB No. 25 did not require compensation to be recorded if the consideration to be received was at least equal to the fair value of the common stock to be received at the measurement date. Rather compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of forfeitures. Had compensation expense for the Company's stock-based awards to employees been determined based on the estimated fair value at the grant dates consistent with the fair value method of SFAS No. 123, the Company's net income and income per share for the fiscal year ended September 30, 2006 would have approximated the pro forma amounts indicated below:

                                                               Year ended
                                                              September 30,
                                                                  2006
                                                              -----------
Net income, as reported                                       $    97,000

Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                         (53,000)
                                                              -----------

Pro forma net income                                          $    44,000
                                                              ===========

Net income per share - basic:

  As reported                                                 $      0.01
                                                              ===========

  Pro forma                                                   $        --
                                                              ===========

Net income per share - diluted:

  As reported                                                 $      0.01
                                                              ===========

  Pro forma                                                   $        --
                                                              ===========

The fair value of options granted under the Company's equity incentive plan during the fiscal year ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

                                   Year ended
                                  September 30,
                                      2006
                                  ------------

Dividend yield                          --

Expected volatility                     89%

Risk-free interest rate               3.56%

Expected lives                      5 years

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's consolidated statements of operations for the fiscal year ended September 30, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2007 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2007 was five years. In the Company's pro forma information required under SFAS No. 123 for the periods prior to October 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2007 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal year ended September 30, 2007 are as follows:

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Fiscal year ended
                                                    September 30, 2007
                                                    ------------------
         Expected term                                   5 years
         Expected stock volatility                           93%
         Risk free rate                                    4.71%
         Dividend yield                                     -- %

A summary of option activity for the year ended September 30, 2007 is presented below:

                                                                            Weighted-
                                                                             Average
                                                             Weighted-      Remaining
                                                             Average       Contractual     Aggregate
                                                             Exercise         Term         Intrinsic
                                                 Shares        Price         (Years)         Value
                                               ----------    ---------     -----------    -----------

    Options outstanding at October 1, 2006      1,425,979    $   1.16
    Options granted                               172,000    $   1.26
    Options exercised                             (18,100)   $   0.49
    Options forfeited                            (152,900)   $   1.53
                                               ----------    ---------
    Options outstanding at September 30, 2007   1,426,979    $   1.14             4.9     $   244,030
                                               ==========    =========     ===========    ===========

    Options exercisable at September 30, 2007   1,145,679    $   1.18             4.2     $   244,085
                                               ==========    =========     ===========    ===========

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2007 was $0.94 per option. The total intrinsic value of options exercised during the fiscal year ended September 30, 2007 was $13,370.

A summary of the status of the Company's non-vested stock options as of fiscal year ended September 30, 2007 and changes during the twelve months then ended is presented below:

                                                                   Weighted-
                                                                 Average Grant
                                                                Date Fair Value
                                                    Shares         Per Share
                                                 -----------    ---------------
Non-vested stock options at October 1, 2006          293,850         $  0.59
Vested stock options                                (106,350)        $  0.36
Non-vested options granted                           172,000         $  0.93
Forfeited / cancelled non-vested stock options       (78,200)        $  0.71
                                                 -----------    ---------------

Non-vested stock options at September 30, 2007       281,300         $  0.73
                                                 ===========    ===============

As of September 30, 2007, there was approximately $164,250 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years. The total fair value of stock options vested during the fiscal year ended September 30, 2007 was approximately $38,000.

As a result of adopting SFAS No. 123(R) on October 1, 2006, the Company's loss before provision for income taxes and net loss for the fiscal year ended September 30, 2007 was approximately $64,000, higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share were not affected as a result of the adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the fiscal year ended September 30, 2007, which was allocated as follows:

   Stock-based compensation included in:
   Cost of revenues                                     $  9,000
   Research and development expenses                       7,000
   Selling, general, and administrative expenses          48,000
                                                        --------
                                                        $ 64,000
                                                        ========

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, note from related party, accounts payable and accrued expenses. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2007 because of the short maturity of these instruments.

Revenue Recognition

The Company's revenues include revenues from the sale of reusable and disposable Fibers, Needles, and Tips, the sale and rental of Lasers and accessories, and service contracts for Lasers manufactured by the Company.

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

Revenues from the sale of fibers, needles, and tips and lasers are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for lasers before ordering and in general do not maintain inventories. The Company's return policy for laser accessories, fibers, needles, and tips sold to distributors is as follows: (1) the Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee, (2) a return authorization number is required for all returns, which can be obtained by contacting the Customer Service Department, and (3) should a product be found defective at the time of initial use, the Company will replace it free of charge.

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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During the fiscal years ended September 30, 2007 and 2006, two and four lasers, respectively, were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

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

                                                       For The Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2007            2006
                                                  ------------    ------------

        Balance at beginning of period            $     23,000    $     43,000
        Charges to costs and expenses                   46,000          65,000
        Costs incurred                                 (42,000)        (85,000)
                                                  ------------    ------------
        Balance at end of period                  $     27,000    $     23,000
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

Per Share Information

Basic (loss) income per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options issued to employees and two outstanding senior convertible notes and accrued interest thereon. For fiscal 2007, 368,418 potentially diluted shares have been excluded from diluted loss per share as their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

                                                                                   Years ended
                                                                                  September 30,
                                                                               2007           2006
                                                                           -----------    -----------
Weighted average common shares outstanding
 used in calculating basic earnings per share                               17,594,668     14,625,662

Effect of dilutive stock options                                                    --        246,424
Effect of senior convertible secured
  notes due to officer and accrued interest                                         --        739,000
                                                                           -----------    -----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share                      17,594,668     15,611,086
                                                                           ===========    ===========





                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the net (loss) income available to common stockholders:
                                                                                   Years ended
                                                                                  September 30,
                                                                               2007           2006
                                                                           -----------    -----------

Net (loss) income                                                          $  (324,000)   $    97,000

Add - Interest on senior convertible
 secured notes due to officer                                                       --         24,000
                                                                           -----------    -----------
Net (loss) income available to common stockholders                         $  (324,000)   $   121,000
                                                                           ===========    ===========

Segment information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 9). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
 Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of our first fiscal year that begins on October 1, 2008. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact adoption would have on our consolidated financial statements.

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories at September 30, 2007, consist of the following:

Raw materials                      $ 1,129,000
Work-in-process                        940,000
Finished goods                         922,000
                                   -----------
                                   $ 2,991,000
                                   ===========

Property and equipment, net consists of the following at September 30, 2007:

Furniture and equipment                               $ 2,513,000
Leasehold improvements                                    619,000
Other                                                     216,000
                                                      -----------
                                                        3,348,000
Less accumulated depreciation and amortization         (2,428,000)
                                                      -----------
                                                      $   920,000
                                                      ===========

Accrued expenses consist of the following at September 30, 2007:


   Accrued vacation                                                 $   149,000
   Accrued compensation                                                 103,000
   Sales and use tax                                                     66,000
   Accrued professional fees                                             43,000
   Customer deposits                                                     10,000
   Commissions                                                           34,000
   Accrued payroll tax                                                    8,000
   Other                                                                 14,000
                                                                    -----------
   Total accrued expenses                                           $   427,000
                                                                    ===========

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

During the fiscal year ended September 30, 2007, the Company had two senior convertible secured notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its Chief Executive Officer. The Convertible Notes accrued interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and were convertible, including accrued interest thereon, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Notes and the accrued interest thereon of $122,000, were converted into 763,958 shares of common stock on their respective maturity dates.


NOTE 5. INCOME TAXES

The deferred income tax balances at September 30, 2007, are comprised of the following:

Deferred income tax assets (liabilities):
    Net operating loss carry forwards               $  12,454,000
    Inventories                                           118,000
    Reserves and accruals                                 197,000
    Research and development credits                    3,114,000
    Depreciation and amortization                         (61,000)
    Other                                                  18,000
    Valuation allowance                               (15,840,000)
                                                    -------------
                                                    $          --
                                                    =============

The valuation allowance for deferred tax assets decreased approximately $475,000 during the year ended September 30, 2007 and approximately $1,309,000 during the year ended September 30. 2006, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2007 and 2006, the Company recorded a current provision for state income taxes of $8,000 and $1,000, respectively. There was not a provision for federal income taxes.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2007 and 2006:

                                                          September 30,
                                                       2007           2006
                                                    ----------     ----------
Statutory federal income tax rate                     (34.0)%         34.0 %

Increase (decrease) in tax rate resulting from:
  State tax benefit, net of federal benefit            (5.8)%          2.4 %
  Other                                                 0.5 %          0.4 %
  Valuation Allowance                                  41.8 %        (33.1)%
                                                    ----------     ----------
Effective income tax rate                               2.5 %          3.7 %
                                                    ==========     ==========

At September 30, 2007, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $35.9 million and $4.0 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2020 and 2011, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 2010, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which expires in March 2011.

Future annual minimum lease payments under the above lease agreements, at September 30, 2007 are as follows:

       Years ending
       September 30,
       -------------
           2008              $   369,000
           2009                  374,000
           2010                  385,000
           2011                  183,000
                             -----------
           Total             $ 1,311,000
                             ===========

Rent expense for the years ended September 30, 2007 and 2006 was approximately $356,000 and $559,000, respectively.

In accordance with SFAS No. 13 "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases", rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, the unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the $100,000 allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability.

Settlement and OEM Agreement

Under the terms of a settlement agreement with Lumenis, Inc. ("Lumenis"), Lumenis has agreed to pay a 7.5% royalty on their sales of certain side-firing and angled-firing devices manufactured by Lumenis. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 to 75 degree firing) and 100% of its Side-Firing (75 to 90 degree) Fibers from the Company under an OEM agreement ("OEM Agreement"). The OEM Agreement was executed on September 8, 2005, under which the Company agreed to manufacture a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

For the years ended September 30, 2007 and 2006 the Company recognized as income $487,000 and $478,000, respectively, in royalties from Lumenis. These amounts are all included as other income in the accompanying statements of operations.

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

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS' EQUITY

During the first quarter of 2007, the Company sold 2,650,000 shares of its common stock through J. H. Darbie & Co., Inc. ("Darbie") and First Island Capital, Inc. ("FIC"). The Company sold 2,600,000 shares and 212,000 warrants through Darbie to four institutional investors and a related accredited individual at a price of $1.25 per share for an aggregate of $3,250,000, and 50,000 shares through FIC at a price of $1.25 per share for $62,500 to an accredited individual. In addition, as part of the sale of the common stock, the Company also issued warrants, exercisable to purchase 208,000 and 4,000 shares of common stock to Darbie and FIC, respectively, at a price of $1.25 per share, with a customary anti-dilution provision. The Company paid a commission of $260,000 to Darbie and incurred $18,500 in legal expenses and other costs.

In January 2007, the Company and the investors renegotiated the terms of the offering above, and the Company issued 265,000 additional shares of common stock to the investors without cost, bringing the total number of shares issued to 2,915,000 at an average cost of $1.136 per share.

In fiscal 2007, the Chief Executive Officer converted two Senior Convertible Secured Notes in the amounts of $150,000 and $50,000, and their respective accrued interest, totaling $122,000, into 763,958 shares of common stock based on their conversion price of $0.40 and $0.50 per share, respectively, upon their respective maturity dates.

During the first quarter of fiscal 2007, the Company issued 212,000 warrants in connection with a stock sale.

                                                 Shares of              Weighted
                                               Common Stock             Average           Range of
                                               Issuable Upon         Exercise Price       Exercise
                                           Exercise of Warrants        Per Share           Prices
                                          ----------------------   -----------------   ---------------

 Outstanding, at September 30, 2006                           --   $              --                --

 Issued                                                  212,000                1.25              1.25
                                          ----------------------   -----------------   ---------------
 Outstanding, at September 30, 2007
                                                         212,000   $            1.25   $          1.25
                                          ======================   =================   ===============

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

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2007, the board of directors authorized the grant of non-qualified stock options to purchase 172,000 shares as follows:

                         Number of            Option Exercise
                         Options(1)           Price Per Share(2)
                         ---------            -----------------
                           36,000                   $0.64
                           35,000                   $1.20
                           16,000                   $1.40
                           25,000                   $1.52
                           60,000                   $1.53

(1) These options vest over five years and expire ten (10) years from the date of grant.
(2) Exercise price per share is based on the closing price of the Company's common stock on the date of grant.


Stock Options Outstanding

                             Number of     Option Exercise    Weighted Average
                              Options      Price Per Share     Exercise Price
                            ----------    -----------------    --------------

October 1, 2005              1,397,200       $0.14 - $3.84         $1.16

Granted                        175,750       $0.59 - $1.75         $1.00
Exercised                      (65,971)      $0.14 - $1.25         $0.53
Canceled                       (81,000)      $0.50 - $2.75         $1.33
                            ----------
September 30, 2006           1,425,979       $0.14 - $3.84         $1.16

Granted                        172,000       $0.64 - $1.53         $1.26
Exercised                      (18,100)      $0.14 - $1.25         $0.48
Canceled                      (152,900)      $0.50 - $2.63         $1.53
                            ----------
September 30, 2007           1,426,979       $0.14 - $3.84         $1.14
                            ==========

The weighted-average fair value of the stock options granted for the years ended September 30, 2007 and 2006, was $1.26 and $0.53, repectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2007:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ------------------------                         -------------------
                     Outstanding      Weighted-Average                           Exercisable   Weighted-
    Range of            as of            Remaining           Weighted-Average      as of        Average
Exercise Prices       9/30/2007   Contractual Life (years)   Exercise Price      9/30/2007   Exercise Price
-----------------     ---------   ------------------------   --------------      ---------   --------------
$0.14 - $0.38           80,000              5.2                    $0.18             60,000         $0.19
$0.39 - $0.94          618,079              5.9                    $0.60            486,079         $0.57
$0.95 - $1.88          556,000              4.5                    $1.31            426,700         $1.27
$1.89 - $2.61           24,000              2.8                    $2.23             24,000         $2.23
$2.62 - $3.38          100,900              2.5                    $2.75            100,900         $2.75
$3.39 - $4.25           48,000              2.5                    $3.84             48,000         $3.84
                     ----------         ----------               --------         ----------      --------
                     1,426,979              4.9                    $1.14          1,145,679         $1.18
                     ==========         ==========               ========         ==========      ========

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan totaled $31,000 for fiscal 2007 and $26,000 for fiscal 2006.

NOTE 9. SEGMENT INFORMATION:

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

                                 For the year ended September 30, 2007           For the year ended September 30, 2006

                                                Service and                                    Service and
                                  Product          Rental        Total          Product           Rental         Total
                               ------------------------------------------       ------------------------------------------
Revenues                       $ 3,777,000      $1,693,000     $5,470,000       $ 4,484,000     $1,753,000      $6,237,000

Cost of sales                    2,039,000       1,122,000      3,161,000         2,489,000      1,260,000       3,749,000
                               ------------------------------------------       ------------------------------------------

Gross profit                     1,738,000         571,000      2,309,000         1,995,000        493,000       2,488,000

Expenses:
Selling, general and
  administrative                 1,676,000         370,000      2,046,000         1,915,000        364,000       2,279,000
Research and development         1,220,000              --      1,220,000           633,000             --         633,000
                               ------------------------------------------       ------------------------------------------

(Loss) income from operations  $(1,158,000)      $ 201,000       (957,000)      $  (553,000)     $ 129,000       (424,000)
                               ===========       =========                      ===========      =========
Other income (expense):
 Interest income                                                  134,000                                           21,000
 Royalty income                                                   487,000                                          478,000
 Interest expense                                                 (10,000)                                         (29,000)
 Creditor settlements and recoveries                               31,000                                           55,000
 Loss on disposal of equipment                                     (1,000)                                          (3,000)
                                                               ----------                                       ----------

(Loss) income before provision for income taxes                  (316,000)                                          98,000

Provision for income taxes                                          8,000                                            1,000
                                                               ----------                                       ----------

Net (loss) income                                              $ (324,000)                                      $   97,000
                                                               ==========                                       ==========

                        TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2007 and 2006 accounted for approximately 22.9% and 29.7%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                                          2007            2006
                                      ----------      ----------
                    Asia              $  675,000      $1,005,000
                    Europe               224,000         312,000
                    Latin America        138,000         110,000
                    Middle East            1,000           1,000
                    Australia              6,000          85,000
                    Africa                    --          41,000
                    Other                209,000         299,000
                                      ----------      ----------
                                      $1,253,000      $1,853,000
                                      ==========      ==========

Sales and gross profit to customers by similar products and services for the fiscal year ended September 30, 2007 and September 30, 2006 were as follows:

                                           For the year ended September 30,
                                                 2007           2006
                                             -----------    -----------
By similar products and services:

Sales
 Products:
  Lasers and accessories                     $   673,000    $   948,000
  Fibers, Needles and Tips                     3,104,000      3,536,000
 Service and rental                            1,693,000      1,753,000
                                             -----------    -----------
        Total                                $ 5,470,000    $ 6,237,000
                                             ===========    ===========
Gross profit
 Products:
  Lasers and accessories                     $   137,000     $   154,000
  Fibers, Needles and Tips                     1,601,000       1,841,000
 Service and rental                              571,000         493,000
                                             -----------     -----------
        Total                                $ 2,309,000     $ 2,488,000
                                             ===========     ===========

All the Company's long-lived assets were located in the United States at September 30, 2007.

NOTE 10. RELATED PARTY TRANSACTIONS

During the fiscal years ended September 30, 2007 and 2006, the Company incurred $14,800 and $3,800 of legal services rendered by a Director, respectively, of which $2,200 was still outstanding and included in accounts payable as of September 30, 2007.

During the prior fiscal year ended September 30, 2006 another member of the board of directors was engaged as a consultant to MST, Inc. to faciliate increases to administrative efficiency. The Company incurred $16,000 in consulting expenses associated with the arrangement which is included in adminstrative expense of the year ended September 30, 2006. The arrangement was terminated in December 2005.

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

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bears interest at 8.0% per annum, and matures on March 31, 2008. The Note is secured by a personal guarantee from the Chairman/CEO of the Company. During the fiscal year ended September 30, 2006, the Company received $13,000 in principal reduction payments from Cardiomedics, reducing the principal balance of the Note to $38,000 and recorded $1,000 in interest income. During the fiscal year ended September 30, 2007, the Company received $29,000 in principal reduction payments from Cardiomedics, reducing the principal balance of the Note to $9,000 and recorded $2,000 in interest income in connection with the above agreement.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the above service agreement with Cardiomedics, the Company received $33,000 in service income during the fiscal year ended September 30, 2007.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2007 and 2006, the Company incurred $38,000 and $13,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense, of which $2,000 was included in the balance of accounts payable at September 30, 2007.

NOTE 11. SUBSEQUENT EVENTS

On October 1, 2007, the Company's subsidiary, MST, Inc. financed the purchase of laser equipment for the amount of $127,194. The equipment loan bears interest at 8.69% per annum and require monthly principal and interest payments of $3,147 through September 2012.

On November 6, 2007 the Company entered into a capital lease agreement in connection with the purchasing of manufacturing equipment for the amount of $238,474. The lease requires monthly payments of $4,979 through October 2012.

On January 9, 2008 the Company entered into a capital lease agreement in connection with the purchasing of manufacturing equipment for the amount of $25,213. The lease requires monthly payments of $526 through November 2012.