Form 10QSB
period 2007-12-31
TRIMEDYNE INC
filed 2008-03-03
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  December 31, 2007                                               0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding at February 25, 2008
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        18,365,960 shares

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

                                 TRIMEDYNE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                    December 31,
                                                                        2007
                                                                   -------------
Current assets:
  Cash and cash equivalents                                        $  2,568,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 576,000
  Inventories                                                         3,155,000
  Note due from related party                                             7,000
  Other current assets                                                  288,000
                                                                   ------------
   Total current assets                                               6,594,000

  Property and equipment, net                                         1,007,000
  Other                                                                  39,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  8,184,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    209,000
  Accrued expenses                                                      350,000
  Deferred revenue                                                       55,000
  Accrued warranty                                                       24,000
  Notes payable and current portion of long-term debt                    29,000
                                                                   ------------
    Total current liabilities                                           667,000

Deferred rent                                                            88,000
Long-term debt, net of current portion                                   92,000
                                                                   ------------

    Total liabilities                                                   847,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 18,467,569 shares issued,
    18,365,960 shares outstanding                                       186,000
  Additional paid-in capital                                         51,388,000
  Accumulated deficit                                               (43,524,000)
                                                                   ------------
                                                                      8,050,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,337,000
                                                                   ------------

                                                                   $  8,184,000
                                                                   ============


           See accompanying notes to consolidated financial statements

                                 TRIMEDYNE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             December 31,
                                                         2007           2006
                                                    ------------   ------------
Net revenues                                        $  1,186,000   $  1,425,000
Cost of revenues                                         831,000        779,000
                                                    ------------   ------------
  Gross profit                                           355,000        646,000

Operating expenses:
 Selling, general and administrative                     551,000        479,000
 Research and development                                253,000        158,000
                                                    ------------   ------------
   Total operating expenses                              804,000        637,000
                                                    ------------   ------------

(Loss) income from operations                           (449,000)         9,000

Other income, net                                         72,000        157,000
                                                    ------------   ------------

(Loss) income before income taxes                       (377,000)       166,000

Provision for income taxes                                    --             --
                                                    ------------   ------------

Net (loss) income                                   $   (377,000)  $    166,000
                                                    ============    ===========

Net (loss) income per share:
  Basic                                             $      (0.02)  $       0.01
                                                    ============   ============
  Diluted                                           $      (0.02)  $       0.01
                                                    ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              18,365,960     16,537,495
                                                    ============   ============
   Diluted                                            18,365,960     17,736,491
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                                        4







                                           TRIMEDYNE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Three Months Ended
                                                                                  December 31,
                                                                              2007          2006
                                                                          -----------   -----------
Cash flows from operating activities:
Net (loss) income                                                            (377,000)   $  166,000
   Adjustments to reconcile net (loss) income to net cash
   (used In) provided by operating activities:
      Stock-based compensation                                                 15,000         2,000
      Depreciation and amortization                                            65,000        57,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                              (2,000)      169,000
        Inventories                                                          (164,000)     (179,000)
        Other assets                                                          (41,000)      (38,000)
        Accounts payable                                                       (3,000)      (38,000)
        Note from related party                                                 2,000         7,000
        Accrued expenses                                                      (77,000)      (75,000)
        Deferred revenue                                                       10,000       (10,000)
        Accrued warranty                                                       (3,000)       (5,000)
        Accrued interest due officer                                               --         6,000
        Income taxes payable                                                       --        (4,000)
        Deferred rent                                                          (3,000)       (2,000)
                                                                          -----------   -----------

      Net cash (used in) provided by operating activities                    (578,000)       56,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (25,000)      (25,000)
                                                                          -----------   -----------
      Net cash (used in) investing activities                                 (25,000)      (25,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                          --     3,034,000
   Proceeds from the exercise of stock options                                     --         1,000
   Payments on debt                                                            (8,000)      (53,000)
                                                                          -----------   -----------

     Net cash (used in) provided by financing activities                       (8,000)    2,982,000
                                                                          -----------   -----------

Net (decrease) increase in cash and cash equivalents                         (611,000)    3,013,000
Cash and cash equivalents at beginning of period                            3,179,000       802,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 2,568,000    $3,815,000
                                                                          ===========   ===========

During the three months ended December 31, 2007, the Company financed the purchase of equipment for $127,000.

No cash was paid for income taxes during the three months ended December 31, 2007. During the three months ended December 31, 2006 cash paid for income taxes was $1,000. Cash paid for interest in each of the three month periods ended
December 31, 2007 and 2006 was approximately $3,000 and $1,000, respectively.

           See accompanying notes to consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2007 AND 2006
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared by Trimedyne, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2007 and the results of its operations and its cash flows for the three months ended December 31, 2007 and 2006. Results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's 2007 annual report on Form 10-KSB for the year ended September 30, 2007.

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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During the three months ended December 31, 2007 and 2006, two and three lasers, respectively, were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill at December 31, 2007.

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

Stock-Based Compensation

During the three months ended December 31, 2007 no stock options were granted.

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

Stock-based compensation expense recognized in the Company's unaudited consolidated statement of income for the three months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended December 31, 2007 and 2006 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three months ended December 31, 2007 and 2006 was five years.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the three months ended December 31, 2007 and 2006 are as follows:

                                                  Three Months ended
                                                     December 31,
                                                2007            2006
                                              -----------    ----------
         Expected term                           N/A            5 years
         Expected stock volatility               N/A                98%
         Risk free rate                          N/A              4.71%
         Dividend yield                          N/A               -- %

During the three months ended December 31, 2007, expected term, expected stock volatility, risk free rate, and dividend yield were considered to be not applicable as there were no option grant awards or options exercised during the period.


A summary of option activity for the three months ended December 31, 2007 is presented below:

                                                                            Weighted-
                                                                             Average
                                                             Weighted-      Remaining
                                                             Average       Contractual     Aggregate
                                                             Exercise         Term         Intrinsic
                                                 Shares        Price         (Years)         Value
                                               ----------    ---------     -----------    -----------

    Options outstanding at October 1, 2007      1,426,979    $   1.14
    Options granted                                    --
    Options exercised                                  --
    Options forfeited                              (2,400)   $   0.50
                                               ----------    ---------
    Options outstanding at December 31, 2007    1,424,579    $   1.14             4.6     $   103,090
                                               ==========    =========     ===========    ===========

    Options exercisable at December 31, 2007    1,167,979    $   1.18             4.0     $    61,976
                                               ==========    =========     ===========    ===========


A summary of the status of the Company's non-vested stock options as of the three months ended December 31, 2007 and changes during the three months then ended is presented below:

                                                                   Weighted-
                                                                 Average Grant
                                                                Date Fair Value
                                                    Shares         Per Share
                                                 -----------    ---------------
Non-vested stock options at October 1, 2007          281,300         $  0.73
Vested stock options                                 (24,700)        $  1.10
Non-vested options granted                                --
Forfeited / cancelled non-vested stock options            --
                                                 -----------    ---------------

Non-vested stock options at December 31, 2007        256,600         $  0.69
                                                 ===========    ===============


As of December 31, 2007, there was approximately $150,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years. The total fair value of stock options vested during the three months ended December 31, 2007 was approximately $27,000.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123 (R) for the three months ended December 31, 2007 and 2006, which was allocated as follows:

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                       2007            2006
                                                  ------------    ------------

Stock-based compensation included in:
   Cost of revenues                               $      3,000    $         --
   Research and development expenses              $      1,000    $         --
   Selling, general, and administrative expenses  $     11,000    $      2,000

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2007 because of the short maturity of these instruments.

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

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                       2007            2006
                                                  ------------    ------------

        Balance at beginning of period            $     27,000    $     23,000
        Charges to costs and expenses                    6,000          11,000
        Costs incurred                                  (9,000)        (16,000)
                                                  ------------    ------------
        Balance at end of period                  $     24,000    $     18,000
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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company must report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins on October 1, 2008. The Company is currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating what impact the adoption would have on its consolidated financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                    December 31,
                                                                        2007
                                                                    ------------
Inventories, net of reserves, consist of the following:

   Raw materials                                                    $ 1,186,000
   Work-in-process                                                      720,000
   Finished goods                                                     1,249,000
                                                                    ------------
                                                                    $ 3,155,000
                                                                    ============

For the three months ended December 31, 2007, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                               $   177,000
   Prepaid insurance                                                     54,000
   Prepaid rent                                                          31,000
   Prepaid other                                                         12,000
   Prepaid income tax                                                     4,000
   Short-term deposits                                                   10,000
                                                                    ------------
   Total other current assets                                       $   288,000
                                                                    ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,665,000
   Leasehold improvements                                               619,000
   Other                                                                216,000
                                                                    ------------
                                                                      3,500,000
Less accumulated depreciation and amortization                       (2,493,000)
                                                                    ------------
   Total property and equipment                                     $ 1,007,000
                                                                    ============

Accrued expenses consist of the following:
   Accrued vacation                                                 $   145,000
   Accrued salaries and wages                                            72,000
   Sales and use tax                                                     62,000
   Accrued professional expenses                                         14,000
   Customer deposits                                                     15,000
   Accrued commissions                                                   25,000
   Accrued payroll taxes                                                  9,000
   Other                                                                  8,000
                                                                    ------------
   Total accrued expenses                                           $   350,000
                                                                    ============

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2007:

Loan payable to leasing company, bearing interest at 7.54% per annum; principal and interest due monthly in equal
installments of $209 through June 2008. The loan is secured by
the related forklift.                                            $     1,000

Loan payable to finance company bearing interest at 8.69%
per annum principal and interest due in equal installments
of $3,147 through September 2012. The loan is secured by
the related equipment.                                                120,000
                                                                  -----------
                                                                  $   121,000

Less:  current portion                                                (29,000)
                                                                  -----------
                                                                  $    92,000
                                                                  ===========


On November 6, 2007 the Company entered into a capital lease agreement in connection with the purchasing of manufacturing equipment for the amount of $238,474. The lease requires monthly payments of $4,979 through October 2012. As of December 31, 2007 the Company has not recorded this lease as it has not received the assets related to this agreement.

NOTE 4 - Income (Loss) Per Share Information

Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's senior convertible secured notes due to officer for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive. For the three months ended December 31, 2007 $176,249 potentially dilutive shares have been excluded from diluted loss per share as their effect would have been anti-dilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                              Three months ended
                                                                 December 31,

                                                              2007          2006
                                                          ------------  ------------
Denominator

 Weighted average common shares outstanding
  used in calculating basic earnings per share              18,365,960    16,537,495

 Effect of dilutive options                                         --       475,496
 Effect of senior convertible secured
   notes due to officer and accrued interest                        --       723,500
                                                           -----------   -----------
 Weighted average common shares outstanding
  used in calculating diluted earnings per share            18,365,960    17,736,491
                                                           ===========   ===========
Numerator

 Net income                                                $  (377,000)   $  166,000
 Add - interest on senior convertible
   secured notes due to officer                                     --         6,000
                                                           -----------   -----------

 Net (loss) income available to common stockholders        $  (377,000)   $  172,000
                                                           ===========    ==========

NOTE 5 - Commitments and Contingencies

Litigation

In February of 2008, a lawsuit claiming infringement of certain U.S. patents was filed against the Company and others in the United States District Court for the District of Massachusetts by CardioFocus, Inc. of Marlborough, Massachusetts. The Company has adequate defenses against the claims of this lawsuit and intends to vigorously defend against it.

The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which are not reflected in the consolidated statements of operations that may have material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 6 - Other Income

During the three month periods ended December 31, 2007 and 2006, the Company recognized $44,000 and $140,000, respectively, in royalties in connection with the terms of a 2005 OEM agreement from Lumenis, Inc. These royalties are included in other income in the accompanying statements of income.

Note 7 - Related Party Transactions

The Company has a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairmain/CEO of Company holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note bears interest at 8.0% per annum, matures on March 31, 2008, and is secured by a personal guarantee from the Chairman/CEO of the Company. During the quarter ended December 31, 2007 the Company received $2,000 in principal reduction payments from Cardiomedics, offset by interest, reducing the principal balance of the Note to $7,000 at December 31, 2007. During the quarter ended December 31, 2006 the Company received $8,000 in principal reduction payments from Cardiomedics, offset by interest, reducing the principal balance of the Note to $31,000 at December 31, 2006.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the quarters ended December 31, 2007 and 2006, the Company incurred $2,000 and $8,000, respectively in expense for the services provided under the agreement.

NOTE 8 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three months ended December 31, 2007 and 2006 are as follows:

                                            For the three months ended                       For the three months ended
                                                 December 31, 2007                                 December 31, 2006
                                                     (Unaudited)                                      (Unaudited)
                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                     ----------------------------------------        ------------------------------------------
   Revenue                            $   771,000   $   415,000   $ 1,186,000         $   940,000   $    485,000    $ 1,425,000
   Cost of sales                          481,000       350,000       831,000             464,000        315,000        779,000
                                     ----------------------------------------        ------------------------------------------

   Gross profit                           290,000        65,000       355,000             476,000        170,000        646,000

   Expenses:
   Selling, general and
     administrative                       434,000       117,000       551,000             414,000         65,000        479,000
   Research and development               253,000            --       253,000             158,000             --        158,000
                                     ----------------------------------------        ------------------------------------------

   (Loss) income from operations      $  (397,000)  $   (52,000)     (449,000)        $   (96,000)    $  105,000          9,000
                                     ==========================                       ==========================
   Other:
     Interest income                                                   26,000                                            23,000
     Interest expense                                                  (3,000)                                           (6,000)
     Royalty income                                                    44,000                                           140,000
     Settlements and recoveries                                         5,000                                                --
                                                                  -----------                                       -----------
   Net (loss) income                                              $  (377,000)                                      $   166,000
                                                                  ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2007 and December 31, 2006 were as follows:

                                            For the three months
                                             ended December 31,
                                                (Unaudited)

                                             2007         2006
                                          ----------   ----------
By similar products and services:
Revenues:
  Laser equipment and accessories         $   89,000   $  135,000
  Delivery and disposable devices            682,000      805,000
  Service and rental                         415,000      485,000
                                          ----------   ----------
        Total                             $1,186,000   $1,425,000
                                          ==========   ==========
Gross profit
  Laser equipment and accessories         $       --   $   43,000
  Delivery and disposable devices            290,000      433,000
  Service and rental                          65,000      170,000
                                          ----------   ----------
        Total                             $  355,000   $  646,000
                                          ==========   ==========

Sales in foreign countries for the quarters ended December 31, 2007 and 2006 accounted for approximately 21% and 20%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                        Three months ended     Three months ended
                        December 31, 2007       December 31, 2006
                           ------------           ------------
Asia                       $     50,000           $    112,000
Europe                          102,000                117,000
Latin America                    11,000                  5,000
Middle East                          --                  1,000
Australia                         1,000                     --
Other                            80,000                 51,000
                          -------------           ------------
                          $     244,000           $    286,000
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2007. With the exception of one demo 80 watt laser located in Belgium, all the Company's remaining long-lived assets were located in the United States at December 31, 2006.

Note 9 - Subsequent Events

On January 9, 2008 the Company entered into a capital lease agreement in connection with the purchasing of manufacturing equipment for the amount of $25,213. The lease requires monthly payments of $526 through November 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

The Company has incurred a significant increase in research and development costs and a significant increase in general and administrative costs due to our developing a new side firing optical fiber device which will be marketed in the U.S. and Japan by Boston Scientific Corporation and in other countries throughout the world by Lumenis, Ltd. of Yokneam, Israel. Lumenis is one of the largest manufacturers of medical lasers with annual sales of about $250 million. Their marketing of the new fiber is expected to commence when Boston Scientific has completed its quality review and testing of the new devices, which is presently expected to occur near the end of calendar year 2008.

The new side firing fiber is designed to be used with Lumenis' 80 and 100 watt Holmium Lasers for the treatment of benign prostatic hyperplasia or "BPH", commonly called an enlarged prostate, a condition which affects an estimated 50% of men over age 55 and an increasing percentage of men at older ages. Worldwide, approximately 1.2 million men are treated each year in a surgical procedure or a laser procedure to vaporize excess prostate tissue which is obstructing to urine flow. The laser procedure reduces the risks and adverse effects of the surgical procedure. As a result, the adoption of the laser procedure is growing.

Trimedyne is completing the development of a somewhat different side firing optical fiber device for use with its 80 watt Holmium Lasers for the treatment of BPH, which Trimedyne presently expects to commence marketing worldwide in April 2008.


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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During the three months ended December 31, 2007 and 2006, two and three lasers, respectively, were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed
Allowance for Doubtful Accounts

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

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three months ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of the common. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Quarter ended December 31, 2007 compared to quarter ended December 31, 2006

During the quarter ended December 31, 2007, net revenues were $1,186,000 as compared to $1,425,000 for the same period of the previous year, a $239,000 or 16.8% decrease. Net sales from lasers and accessories decreased by $46,000 or 34.1% to $89,000 during the three months ended December 31, 2007 from $135,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $123,000 or 15.3% to $682,000 in the current quarter from $805,000 in the same quarter of the prior year. Net sales from service and rental decreased by $70,000 or 14.4% to $415,000 from $485,000 for the same quarters. Export sales decreased by $42,000 or 14.7% from $286,000 in the prior quarter to $244,000 during the current quarter primarily due to a decrease in laser sales in Asia. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) Fiber, which will be used with the Company's Holmium Laser for the treatment of benign prostatic hyperplasia ("BPH").

Cost of sales during the quarter ended December 31, 2007 was 70.1% of net revenue as compared to 54.7% of net revenues for the prior year quarter. Gross profit from the sale of lasers was 0.0% as compared to 31.9% of net revenues for the prior year three-month period. The increase of cost of goods was due to a higher percentage of overhead being absorbed in a lower production level as a result of decreasing sales. In addition, the sale of a laser used for demonstration with a fully amortized cost increased the gross profit from sales of lasers and accessories during the same period of the prior year. Gross profit from the sale of delivery and disposable devices was 42.5% as compared to 57.0% for the prior year period. This decrease was also due to a higher percentage of overhead being absorbed in lower production as a result of decreasing sales. Gross profit from revenue received from service and rentals was 15.7% as compared to 35.1% for the prior three-month period. This decrease in gross profit was prima rily due to a decrease in billable service calls, while continuing to maintain a service staff to support our existing installed base of lasers. In addition, MST's sales decreased as MST is changing its product mix to offer higher revenue services, while maintaining its existing overhead.

Selling, general and administrative expenses increased in the current quarter to $551,000 from $479,000 in the prior year quarter, an increase of $72,000 or 13.1%. The increase in selling, general and administrative expenses was primarily the result of increases in the following: $45,000 in payroll related expense due to increasing staff, insurance expense of $22,000, and $9,000 in stock compensation expense as a result of the adoption of SFAS No. 123(R) offset by a decrease in professional fees of $7,000.

Research and development expenditures for the quarter ended December 31, 2007, increased $95,000 to $253,000 as compared to $158,000 in the quarter ended December 31, 2006. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.


Other income, net decreased by $85,000 or 54.1% to $72,000 in the first quarter ended December 31, 2007 from $157,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2007 primarily consisted of $44,000 of royalty income and $26,000 in interest income, offset by $3,000 in interest expense. In the period ended December 31, 2006, other income primarily consisted of $140,000 of royalty income and $23,000 in interest income, offset by $6,000 in interest expense.

For the current quarter, the Company had a net loss of $377,000 or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to net income of $166,000, or $0.01 per share, based on 16,537,495 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2007, the Company had working capital of $5,927,000 compared to $6,285,000 at the end of the fiscal year ended September 30, 2007. Cash decreased by $611,000 to $2,568,000 from $3,179,000 at the fiscal year ended September 30, 2007. During the three month period ended December 31, 2007, net cash used in operating activities was $578,000, which was primarily the result of decreases in revenue. Net cash used in investing activities was $25,000 for the purchase of equipment. Net cash used in financing activities during the same three month period was $8,000, which was the result of payments on debt incurred for the purchase of equipment for MST. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs for the next twelve months. We could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we continue to incur losses, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of December 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                             TRIMEDYNE, INC.

Date:  February 29, 2008                     /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer

Date:  February 29, 2008                     /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller