Form 10QSB
period 2008-03-31
TRIMEDYNE INC
filed 2008-05-15
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   March 31, 2008                                                 0-10581
   --------------                                                 -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                 25901 Commercentre Dr., Lake Forest, CA 92630
               (Address of principal executive offices) (Zip Code)

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

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at May 15, 2008
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                        18,264,351 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Condensed consolidated financial statements (Unaudited)   3

                 Condensed Consolidated Balance Sheet                      3

                 Condensed Consolidated Statements of Income (Operations)  4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis or
                 Plan of Operation                                         12

        ITEM 3.  Controls and Procedures                                   16

PART II.         Other Information                                         17

SIGNATURE PAGE                                                             18

CERTIFICATIONS                                                             19

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                      March 31,
                                                                        2008
                                                                   -------------
                                                                      Unaudited
Current assets:
  Cash and cash equivalents                                        $  2,573,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 721,000
  Inventories                                                         3,064,000
  Other current assets                                                  250,000
                                                                   ------------
   Total current assets                                               6,608,000

  Property and equipment, net                                         1,220,000
  Other                                                                  40,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  8,412,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    345,000
  Accrued expenses                                                      442,000
  Deferred revenue                                                       83,000
  Accrued warranty                                                       31,000
  Current portion of long-term debt                                      66,000
                                                                   ------------
    Total current liabilities                                           967,000

Deferred rent                                                            83,000
Long-term debt, net of current portion                                  302,000
                                                                   ------------

    Total liabilities                                                 1,352,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 18,365,960 shares issued,
    18,264,351 shares outstanding                                       184,000
  Additional paid-in capital                                         51,405,000
  Accumulated deficit                                               (43,816,000)
                                                                   ------------
                                                                      7,773,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         7,060,000
                                                                   ------------

                                                                   $  8,412,000
                                                                   ============


           See accompanying notes to condensed consolidated financial statements

                                        3






                                                TRIMEDYNE, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                                  (UNAUDITED)


                                                         Three Months Ended               Six Months Ended
                                                              March 31,                       March 31,
                                                        2008            2007             2008           2007
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,519,000   $  1,468,000     $  2,705,000   $  2,893,000
Cost of revenues                                       1,049,000        860,000        1,880,000      1,639,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           470,000        608,000          825,000      1,254,000

Operating expenses:
 Selling, general and administrative                     627,000        553,000        1,178,000      1,032,000
 Research and development                                322,000        255,000          575,000        413,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              949,000        808,000        1,753,000      1,445,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (479,000)      (200,000)        (928,000)      (191,000)

Other income, net                                        187,000        224,000          259,000        381,000
                                                    ------------   ------------     ------------   ------------

(Loss) income before provision for income taxes         (292,000)        24,000         (669,000)       190,000

Provision for income taxes                                    --          4,000               --          4,000
                                                    ------------   ------------     ------------   ------------

Net income (loss)                                   $   (292,000)  $     20,000     $   (669,000)  $    186,000
                                                    ============   ============     ============    ===========

Net income (loss) per share:
  Basic                                             $      (0.02)  $       0.00     $      (0.04)  $       0.01
                                                    ============   ============     ============   ============
  Diluted                                           $      (0.02)  $       0.00     $      (0.04)  $       0.01
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              18,365,960     17,532,763       18,365,960     17,019,394
                                                    ============   ============     ============   ============
   Diluted                                            18,365,960     18,769,173       18,365,960     18,251,514
                                                    ============   ============     ============   ============


                          See accompanying notes to condensed consolidated financial statements

                                                       4






                                           TRIMEDYNE, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Six Months Ended
                                                                                   March 31,
                                                                              2008          2007
                                                                          -----------   -----------

Cash flows from operating activities:
   Net income (loss)                                                     $  (669,000)     $ 186,000
   Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
      Stock-based compensation                                                 30,000        30,000
      Depreciation and amortization                                           140,000       116,000
      Loss on disposal of property and equipment                                   --            --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                            (147,000)       84,000
        Inventories                                                           (73,000)     (285,000)
        Other assets                                                           (4,000)      (93,000)
        Note due from related party                                             9,000        12,000
        Accounts payable                                                      133,000       (55,000)
        Accrued expenses                                                       15,000         4,000
        Deferred revenue                                                       38,000         7,000
        Accrued warranty                                                        4,000        (3,000)
        Accrued interest due officer                                               --        10,000
        Income taxes payable                                                       --        (4,000)
        Deferred rent                                                          (8,000)       (3,000)
                                                                          -----------   -----------

      Net cash (used in) provided by operating activities                    (532,000)        6,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (48,000)      (33,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (48,000)      (33,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                          --     3,034,000
   Proceeds from the exercise of stock options                                     --         8,000
   Payments on debt                                                           (26,000)      (70,000)
                                                                          -----------   -----------

     Net cash (used in) provided by financing activities                      (26,000)    2,972,000
                                                                          -----------   -----------

Net (decrease) increase  in cash and cash equivalents                        (606,000)    2,945,000
Cash and cash equivalents at beginning of period                            3,179,000       802,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 2,573,000    $3,747,000
                                                                          ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid for income taxes during the six months ended March 31, 2008 and 2007 was none and
$1,000, respectively. Cash paid for interest during the six months ended March 31, 2008 and
2007 was approximately $6,000 and $2,000, respectively.

Supplemental disclosure of non-cash investing activity:
During the six months ended March 31, 2008, the Company financed the purchase of equipment with a $390,000 note.


                 See accompanying notes to condensed consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne") (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2008 and the results of its operations and its cash flows for the six months ended March 31, 2008 and 2007. Results for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected fo r the year ending September 30, 2008.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2007 annual report on Form 10-KSB for the year ended September 30, 2007.

Stock-Based Compensation

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the six months ended March 31, 2008, no stock options were granted.

As of March 31, 2008, there was approximately $135,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and six months ended March 31, 2008, which was allocated as follows:

                                                    Three Months Ended     Six Months Ended
                                                      March 31, 2008        March 31, 2008
                                                    ------------------     ----------------
Stock-based compensation included in:
   Cost of revenues                                     $  3,000               $  6,000
   Research and development expenses                    $  1,000               $  2,000
   Selling, general, and administrative expenses        $ 11,000               $ 22,000


Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                     March 31,
                                                                       2008
                                                                   ------------
Inventories, net of reserves, consist of the following:

   Raw materials                                                   $ 1,296,000
   Work-in-process                                                     773,000
   Finished goods                                                      995,000
                                                                   ------------
                                                                   $ 3,064,000
                                                                   ============

For the six months ended March 31, 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                              $   176,000
   Short-term deposits                                                  52,000
   Prepaid other                                                        22,000
                                                                   ------------
   Total other current assets                                      $   250,000
                                                                   ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 2,953,000
   Leasehold improvements                                               619,000
   Other                                                                216,000
                                                                   ------------
                                                                      3,788,000
Less accumulated depreciation and amortization                       (2,568,000)
                                                                   ------------
   Total property and equipment                                     $ 1,220,000
                                                                   ============

Accrued expenses consist of the following:
   Accrued vacation                                                $   160,000
   Accrued salaries and wages                                          107,000
   Sales and use tax                                                    64,000
   Customer deposits                                                    11,000
   Accrued commissions                                                  72,000
   Accrued payroll taxes                                                10,000
   Other                                                                18,000
                                                                   ------------
   Total accrued expenses                                          $   442,000
                                                                   ============

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2008:

Loan payable to leasing company, bearing interest at 7.54% per annum; principal and interest due monthly in equal
installments of $209 through June 2008. The loan is secured by
the related forklift.                                             $     1,000

Loan payable to finance company bearing interest at 8.69%
per annum principal and interest due in equal installments
of $3,147 through September 2012. The loan is secured by
the related equipment.                                                114,000

Loan payable to finance company bearing interest at 9.25%
per annum principal and interest due in equal installments
of $4,979 through January 2013. The loan is secured by
the related equipment.                                                228,000

Loan payable to finance company bearing interest at 9.23%
per annum principal and interest due in equal installments
of $516 through February 2013. The loan is secured by
the related equipment.                                                 25,000


                                                                  -----------
                                                                  $   368,000

Less:  current portion                                                (66,000)
                                                                  -----------
                                                                  $   302,000
                                                                  ===========

On April 04, 2008, the Company entered into a capital lease agreement in connection with the purchasing of equipment for the amount of $96,884. The lease requires monthly payments of $2,403 through March 2012.

On April 7, 2008 the Company entered into a finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly principal and interest payments of $12,631 through March 2009.

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

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share:

                                                       Three Months Ended            Six Months Ended
                                                            March 31,                   March 31,
                                                       2008          2007           2008          2007
                                                    ----------    ----------     ----------    ----------
Denominator
 Weighted average common shares outstanding
  used in calculating basic earnings per share      18,365.960    17,532,763     18,365,960    17,019,394

 Effect of Dilutive Options                                 --       472,918             --       468,628
 Effect of Senior Convertible Secured
   Notes due to Officer and accrued interest                --       763,492             --       763,492
                                                    ----------    ----------     ----------    ----------

 Weighted average common shares outstanding
  used in calculating diluted earnings per share    18,365,960    18,769,173     18,365,960    18,251,514
                                                    ==========    ==========     ==========    ==========

Numerator
 Net income (loss)                                  $ (292,000)   $   20,000    $  (669,000)   $  186,000

 Add - interest on Senior Convertible
   Secured Notes due to Officer                             --        5,000              --        11,000
                                                    ----------    ----------     ----------    ----------

 Net income (loss) available to
   common stockholders                              $ (292,000)   $   25,000     $ (669,000)   $  197,000
                                                    ==========    ==========     ==========    ==========

NOTE 4 - Commitments and Contingencies

Litigation

In February 2008, a lawsuit claiming infringement of certain, now expired, U.S. patents, was filed against the Company and several other manufacturers of lasers in the United States District Court for the District of Massachusetts by CardioFocus, Inc. of Marlborough, Massachusetts. The Company believes it has adequate defenses against the claims of this lawsuit and intends to vigorously defend against it. Thus, at March 31, 2008, the Company has not made a provision for loss due to this lawsuit in the accompanying condensed consolidated financial statements.

The Company is subject to various claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters which are not reflected in the condensed consolidated statements of operations that may have material impact on the Company's financial position, results of operations or cash flows.

Guarantees and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its users of lasers for certain claims arising from the use of the lasers. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

NOTE 5 - Other Income

During the six month period ended March 31, 2008 and 2007, the Company recorded $220,000 and $329,000, respectively, in royalties in connection with the terms of a settlement agreement. These royalties are included in other income in the accompanying condensed consolidated financial statements.

Note 6 - Related Party Transactions

The Company had a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairmain/CEO of Company holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note matured on March 31, 2008, and was paid in full.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the six months ended March 31, 2008 and 2007, the Company incurred $18,000 and $12,000, respectively, in expense for the services provided under the agreement.

NOTE 7 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three and six months ended March 31, 2008 and 2007 are as follows:

                                     For the Three Months Ended March 31, 2008       For the Three Months Ended March 31, 2007
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,054,000   $   465,000   $ 1,519,000         $ 1,067,000   $   401,000    $1,468,000
   Cost of sales                          681,000       368,000     1,049,000             578,000       282,000       860,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           373,000        97,000       470,000             489,000       119,000       608,000

   Expenses:
   Selling, general and
     administrative                       515,000       112,000       627,000             455,000        98,000       553,000
   Reasearch and development              322,000            --       322,000             255,000            --       255,000
                                     ----------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (464,000)  $   (15,000)     (479,000)        $  (221,000)  $    21,000      (200,000)
                                     ==========================                      ===========================
   Other:
     Interest income                                                   16,000                                          40,000
     Interest expense                                                  (8,000)                                         (5,000)
     Royalty income                                                   176,000                                         189,000
     Settlements and recoveries                                         3,000                                              --
     Income taxes                                                          --                                         (4,000)
                                                                  -----------                                      ----------
   Net income (loss)                                              $  (292,000)                                     $   20,000
                                                                  ===========                                      ==========


                                      For the Six Months Ended March 31, 2008         For the Six Months Ended March 31, 2007
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                      ---------------------------------------        ----------------------------------------

   Revenue                            $ 1,825,000   $   880,000   $ 2,705,000         $ 2,007,000   $   886,000   $ 2,893,000

   Cost of sales                        1,162,000       718,000     1,880,000           1,042,000       597,000     1,639,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           663,000       162,000       825,000             965,000       289,000     1,254,000

   Expenses:
   Selling, general and
     administrative                       949,000       229,000     1,178,000             869,000       163,000     1,032,000
   Research and development               575,000            --       575,000             413,000            --       413,000
                                      ---------------------------------------        ----------------------------------------

   (Loss) from operations              $ (861,000)  $    (67,000)    (928,000)        $  (317,000)  $   126,000      (191,000)
                                      ==========================                      =========================
   Other:
    Interest income                                                    42,000                                          63,000
    Interest expense                                                  (11,000)                                        (11,000)
    Loss on disposal of equipment                                          --                                              --
    Royalty income                                                    220,000                                         329,000
    Settlements and recoveries                                          8,000                                              --
    Income taxes                                                           --                                          (4,000)
                                                                  -----------                                      ----------
   Net (loss)                                                    $   (669,000)                                     $  186,000
                                                                  ===========                                      ==========

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2008 and 2007 are as follows:

                                           For the Three Months Ended March 31,    For the Six Months Ended March 31,
                                                     (Unaudited)                              (Unaudited)

                                                 2008              2007                  2008              2007
                                             ------------      ------------          ------------      ------------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   342,000       $   170,000           $   431,000       $   305,000
  Delivery and disposable devices                712,000           897,000             1,394,000         1,702,000
  Service and rental                             465,000           401,000               880,000           886,000
                                             ------------      ------------          ------------      ------------
        Total                                $ 1,519,000       $ 1,468,000           $ 2,705,000       $ 2,893,000
                                             ============      ============          ============      ============
Gross profit
 Products:
  Laser equipment and accessories            $    54,000       $    26,000           $    54,000       $    72,000
  Delivery and disposable devices                319,000           463,000               609,000           893,000
  Service and rental                              97,000           119,000               162,000           289,000
                                             ------------      ------------          ------------      ------------
        Total                                $   470,000       $   608,000           $   825,000       $ 1,254,000
                                             ============      ============          ============      ============

Sales in foreign countries for the quarters ended March 31, 2008 and 2007, accounted for approximately 28% and 26%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2008 and 2007 accounted for approximately 25% and 23%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

               Three Months    Three Months       Six Months       Six Months
                Ended March    Ended March        Ended March      Ended March
                 31, 2008        31, 2007          31, 2008         31, 2007
                -----------    ------------      ------------     ------------

Asia            $   267,000    $   189,000       $    317,000     $    301,000
Europe               36,000         35,000            138,000          152,000
Latin America        14,000         87,000             25,000           92,000
Middle East          80,000             --             80,000               --
Australia            12,000          4,000             13,000            4,000
Other                19,000         66,000             99,000          117,000
                -----------    -----------       ------------     ------------
                $   428,000    $   381,000       $    672,000     $    666,000
                ===========    ===========       ============     ============

All long-lived assets were located in the United States during the six months ended March 31, 2008. All of the Company's remaining long-lived assets were located in the United States at March 31, 2007, with the exception of two demo 80 watt lasers, each located in Belgium and Australia, respectively.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the six months ended March 31, 2008 and 2007, two lasers were being rented by Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Effective October 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires a public entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of income. SFAS No. 123(R) supersedes the Company's previous accounting under APB No. 25. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's condensed consolidated financial statements as of and for the six months ended March 31, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's condensed consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the six months ended March 31, 2008 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne").

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

During the quarter ended March 31, 2008, net revenues were $1,519,000 as compared to $1,468,000 for the same period of the previous year, a $51,000 or 3.5% increase. Net sales from lasers and accessories increased by $172,000 or 101.2% to $342,000 during the three months ended March 31, 2008 from $170,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices decreased by $185,000 or 20.6% to $712,000 in the current quarter from $897,000 in the same quarter of the prior year due to increased competition. Net sales from service and rental increased by $64,000 or 16% to $465,000 from $401,000 for the same quarters. Export sales increased by $47,000 or 12.3% due to an increase in laser sales.

Cost of sales during the quarter ended March 31, 2008 was $1,049,000 or 69.1% of net revenues as compared to $860,000 or 58.6% the prior year three-month period. Gross profit from the sale of lasers and accessories was 15.8% as compared to 15.3% for the prior year three-month period. Gross profit from the sale of delivery and disposable devices was 44.8% as compared to 51.6% for the prior year three-month period. This decrease in gross profit was primarily due to an increase in the cost of raw materials along with excess overhead being absorbed as a result of lower production rates of delivery and disposable systems. Gross profit from revenue received from service and rentals were 20.9% as compared to 29.7% for the prior year three-month period. The lower gross profit for the current year quarter was primarily the result of increases in parts costs used in billable service calls and increases in repair costs to upgrade MST's laser fleet.

Selling, general and administrative expenses increased in the current quarter to $627,000 from $553,000 in the prior year quarter, an increase of $74,000 or 13.4%. The increase in selling, general and administrative expenses during the current three-month period was primarily the result of increases of $43,000 in commissions expense, $15,000 in expenses relating to trade shows, $6,000 in administrative payroll and approximately $8,000 in insurance related expenses.

Research and development expenditures for the quarter ended March 31, 2008 increased $67,000 or 26% to $322,000 as compared to $255,000 in the quarter ended March 31, 2007. This increase was a result the Company continuing its product development efforts and staff in developing its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income, net, decreased by $37,000 or 16.5% to $187,000 in the quarter ended March 31, 2008 from $224,000 in the same quarter of the prior year. The decrease in other income during the quarter ended March 31, 2008 was primarily result of decreases in bank interest income of $24,000 due to lower maintained balances in interest bearing accounts along with declining interest rates and $13,000 in royalty income.

For the current quarter, the Company had a net loss of $292,000 or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net income of $20,000 or $0.00 per share, based on 17,532,763 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Six months ended March 31, 2008 compared to six months ended March 31, 2007

During the six months ended March 31, 2008, net revenues were $2,705,000 as compared to $2,893,000 for the same period of the previous year, a 6.5% decrease. Net sales from lasers and accessories increased by $126,000 or 41.3% to $431,000 during the six months ended March 31, 2008 from $305,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net revenues from delivery and disposable devices decreased by $308,000 or 18.1% to $1,394,000 during the six months ended March 31, 2008 from $1,702,000 for the same period of the prior year due to increased competition. During the six months ended March 31, 2008 export sales increased by $6,000 or 0.8% to $672,000 as compared to $666,000 in the same period of the prior year. Net sales from service and rental decreased by $6,000 or 0.7% to $880,000 from $886,000 for the same quarter of the prior year.

Cost of sales during the six months ended March 31, 2008 were $1,880,000 or 69.5% of net revenues as compared to $1,639,000 or 56.7% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 12.5% as compared to 23.6% for the prior year six-month period. The higher gross profit from the sale of lasers during the six-month period of the previous year was due to the sale of a fully amortized demo laser. Gross profit from the sale of delivery and disposable devices was 43.7% as compared to 52.5% for the prior year six-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems along with a higher absorption of overhead due to decreasing production. Gross profit from revenue received from service and rentals were 18.4% as compared to 33% for the prior year six-month period. The lower gross profit for the current year quarter was primarily the result of increases in parts costs used in billabl e service calls and increases in repair costs to upgrade MST's laser fleet.

For the six months ended March 31, 2008, selling, general and administrative expenses totaled $1,178,000 as compared to $1,032,000 for the same period of the previous year, a $146,000 or 14.1% increase. The increase in selling, general and administrative expenses during the current six-month period was primarily the result of increases in payroll related expenses of $92,000 due to increasing staff and commissions expense of $48,000.

During the six months ended March 31, 2008, research and development expenses increased to $575,000 from $413,000 in the prior year six-month period, an increase of $162,000 or 39.2%. This increase was a result the Company continuing its product development efforts in developing its new Side-Firing Laser
Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income decreased by $122,000 or 32% to $259,000 in the current six-month period from $381,000 in the previous six-month period. During the six months ended March 31, 2008, royalty income decreased $109,000 to $220,000 as compared to $329,000 in the prior year six-month period. Interest income decreased $21,000 to $42,000 as compared to $63,000 during the same prior year period as a result of lower maintained balances in interest bearing accounts along with declining interest rates.

For the six months ended March 31, 2008, the Company had a net loss of $669,000 or $0.04 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net income of $186,000, or $0.01 per share, based on 17,019,394 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At March 31, 2008, the Company had working capital of $5,641,000 compared to $6,815,000 at September 30, 2007. Cash decreased by $606,000 to $2,573,000 from
$3,179,000 at the fiscal year ended September 30, 2007. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the six-month period ended March 31, 2008, net cash used in operating activities was $532,000, which was the result of decreases in revenue, higher cost of sales, increases in selling, general and administrative expenses and research and development expenses. Net cash used in investing activities was $48,000 due to the purchase of equipment. Net cash used in financing activities during the current six month period was $26,000, which was the result of payments on debt. If we fail to continue to operate profitability, or if we undertake the development, testing and marketing of additional new products in th e future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2008.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II Other Information

ITEM 1. Legal Proceedings

In February 2008, a lawsuit claiming infringement of certain, now expired, U.S. patents, was filed against the Company and several other manufacturers of lasers in the United States District Court for the District of Massachusetts by CardioFocus, Inc. of Marlborough, Massachusetts. The Company believes it has adequate defenses against the claims of this lawsuit and intends to vigorously defend against it. Thus, at March 31, 2008, the Company has not made a provision for loss due to this lawsuit in the accompanying condensed consolidated financial statements.


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

                                             TRIMEDYNE, INC.

Date:  May 15, 2008                      /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  May 15, 2008                      /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller