Form 10QSB
period 2008-06-30
TRIMEDYNE INC
filed 2008-08-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    June 30, 2008                                                 0-10581
   ---------------                                                -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       36-3094439
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

           Class                                Outstanding at August 19, 2008
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

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                      June 30,
                                                                        2008
                                                                   -------------
                                                                     Unaudited
Current assets:
  Cash and cash equivalents                                        $  2,297,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $12,000                                                 633,000
  Inventories                                                         2,878,000
  Other current assets                                                  236,000
                                                                   ------------
   Total current assets                                               6,044,000

  Property and equipment, net                                         1,392,000
  Other                                                                  55,000
  Goodwill                                                              544,000
                                                                   ------------
                                                                   $  8,035,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    286,000
  Accrued expenses                                                      359,000
  Deferred revenue                                                       74,000
  Accrued warranty                                                       29,000
  Notes Payable                                                         111,000
  Current portion of long-term debt                                     162,000
                                                                   ------------
    Total current liabilities                                         1,021,000

Deferred rent                                                            78,000
Long-term debt, net of current portion                                  444,000
                                                                   ------------

    Total liabilities                                                 1,543,000
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --
  Common stock - $0.01 par value; 30,000,000 shares
    authorized, 18,365,960 shares issued,
    18,264,351 shares outstanding                                       184,000
  Additional paid-in capital                                         51,422,000
  Accumulated deficit                                               (44,401,000)
                                                                   ------------
                                                                      7,205,000
  Treasury stock, at cost (101,609 shares)                             (713,000)
                                                                   ------------

   Total stockholders' equity                                         6,492,000
                                                                   ------------

                                                                   $  8,035,000
                                                                   ============


      See accompanying notes to condensed consolidated financial statements




                                             TRIMEDYNE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                        2008            2007             2008           2007
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,385,000   $  1,197,000     $  4,090,000   $  4,090,000
Cost of revenues                                       1,017,000        685,000        2,897,000      2,324,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           368,000        512,000        1,193,000      1,766,000

Operating expenses:
 Selling, general and administrative                     602,000        566,000        1,780,000      1,598,000
 Research and development                                419,000        391,000          994,000        804,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                            1,021,000        957,000        2,774,000      2,402,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (653,000)      (445,000)      (1,581,000)      (636,000)

Other income, net                                         81,000        101,000          340,000        482,000
                                                    ------------   ------------     ------------   ------------

Loss before provision for income taxes                  (572,000)      (344,000)      (1,241,000)      (154,000)

Provision for income taxes                                13,000          4,000           13,000          8,000
                                                    ------------   ------------     ------------   ------------

Net loss                                            $   (585,000)  $   (348,000)    $ (1,254,000)  $   (162,000)
                                                    ============   ============     ============   ============

Net loss:
  Basic                                             $      (0.03)  $      (0.02)    $      (0.07)   $     (0.01)
                                                    ============   ============     ============   ============
  Diluted                                           $      (0.03)  $      (0.02)    $      (0.07)   $     (0.01)
                                                    ============   ============     ============   ============

Weighted average number of shares outstanding:

   Basic                                              18,365,960     17,963,623       18,365,960     17,334,137
                                                    ============   ============     ============   ============
   Diluted                                            18,365,960     17,963,623       18,365,960     17,334,137
                                                    ============   ============     ============   ============

                 See accompanying notes to condensed consolidated financial statements





                                           TRIMEDYNE, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Nine Months Ended
                                                                                   June 30,
                                                                              2008          2007
                                                                          -----------   -----------

Cash flows from operating activities:
   Net loss                                                              $ (1,254,000)  $  (162,000)
   Adjustment to reconcile net loss to net cash
    provided by operating activities:
      Stock-based compensation                                                 47,000        48,000
      Depreciation and amortization                                           226,000       170,000
      Loss on disposal of property and equipment                               17,000            --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                             (59,000)      203,000
        Inventories                                                           113,000      (473,000)
        Other assets                                                          130,000       (22,000)
        Note due from related party                                             9,000        20,000
        Accounts payable                                                       74,000         6,000
        Accrued expenses                                                      (68,000)      (39,000)
        Deferred revenue                                                       29,000       (18,000)
        Accrued warranty                                                        2,000        (3,000)
        Accrued interest due officer                                               --        11,000
        Income taxes payable                                                       --        (4,000)
        Deferred rent                                                         (13,000)       (5,000)
                                                                          -----------   -----------

      Net cash used in operating activities                                  (747,000)     (268,000)
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (64,000)     (169,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (64,000)     (169,000)
                                                                          -----------   -----------

Cash flows from financing activities:
   Proceeds from the sale of stock, net of issuance costs                          --     3,034,000
   Proceeds from the exercise of stock options                                     --        11,000
   Payments on debt                                                           (71,000)      (71,000)
                                                                          -----------   -----------

     Net cash (used in) provided by financing activities                      (71,000)    2,974,000
                                                                          -----------   -----------

Net (decrease) increase in cash and cash equivalents                         (882,000)    2,537,000
Cash and cash equivalents at beginning of period                            3,179,000       802,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 2,297,000    $3,339,000
                                                                          ===========   ===========


Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2008 and 2007 was $13,000 and $6,000, respectively. Cash paid for interest during the nine months ended June 30, 2008 and 2007 was approximately $21,000 and $2,000, respectively.

Supplemental disclosure of non-cash investing activity:
During the nine months ended June 30, 2008, the Company financed the purchase of equipment with $651,000 in lease agreements.

During the nine months ended June 30, 2008, the Company financed the purchase of certain insurance policies with a $134,000 note.

During the nine month period ended June 30, 2007, the Company issued 763,958 shares of common stock to its Chief Executive Officer in connection with the conversion of senior convertible notes of $200,000 and accrued interest of $122,000 thereon owed to the officer.


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2008 and the results of its operations and its cash flows for the nine months ended June 30, 2008 and 2007. Results for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

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

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the nine months ended June 30, 2008, the Company granted 35,000 stock options.

As of June 30, 2008, there was approximately $132,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and nine months ended June 30, 2008, which was allocated as follows:

                                                    Three Months Ended     Nine Months Ended
                                                      June 30, 2008          June 30, 2008
                                                    ------------------     ----------------
Stock-based compensation included in:
   Cost of revenues                                     $  3,000               $  9,000
   Research and development expenses                    $  1,000               $  3,000
   Selling, general, and administrative expenses        $ 13,000               $ 35,000


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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2008 because of the short maturity of these instruments.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the nine months ended June 30, 2008 and 2007, outstanding options of 75,056 and 473,538, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

NOTE 2 - Composition of Certain Balance Sheet Captions

                                                                     June 30,
                                                                       2008
                                                                   -----------
Inventories, net of reserves, consist of the following:

   Raw materials                                                   $ 1,337,000
   Work-in-process                                                     744,000
   Finished goods                                                      797,000
                                                                   -----------
                                                                   $ 2,878,000
                                                                   ===========

For the nine months ended June 30, 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

   Royalty receivable                                              $    95,000
   Prepaid insurance                                                   123,000
   Prepaid income tax                                                    5,000
   Other                                                                13,000
                                                                   -----------
   Total other current assets                                      $   236,000
                                                                  ============

Property and equipment consist of the following:

   Furniture and equipment                                          $ 3,203,000
   Leasehold improvements                                               619,000
   Other                                                                216,000
                                                                   ------------
                                                                      4,038,000
Less accumulated depreciation and amortization                       (2,646,000)
                                                                   ------------
   Total property and equipment                                     $ 1,392,000
                                                                   ============

Accrued expenses consist of the following:
   Accrued vacation                                                $   170,000
   Accrued salaries and wages                                           60,000
   Sales and use tax                                                    66,000
   Customer deposits                                                    19,000
   Accrued commissions                                                  30,000
   Accrued payroll taxes                                                 4,000
   Other                                                                10,000
                                                                   -----------
   Total accrued expenses                                          $   359,000
                                                                   ===========

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following at June 30, 2008:

Loan payable to finance company bearing interest at 8.69% per annum principal and interest due in equal installments of $3,147 through September 2012. The
loan is secured by the related equipment.                                              $ 108,000

Loan payable to finance company bearing interest at 9.25% per annum principal and interest due in equal installments of $4,979 through January 2013. The loan
is secured by the related equipment.                                                     223,000

Loan payable to finance company bearing interest at 9.23% per annum principal and interest due in equal installments of $526 through February 2013. The loan
is secured by the related equipment.                                                      24,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    95,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                  60,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            96,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                           111,000
                                                                                     -----------
                                                                                         717,000

Less:  current portion                                                                  (273,000)
                                                                                     -----------
                                                                                     $   444,000
                                                                                     ===========


NOTE 4 - Commitments and Contingencies

Litigation

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants petitioned the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any claims by CardioFocus, Inc.

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

Risks and Uncertainties

The Centers for Medicare and Medicaid Services (CMS), the agency of the U.S. Government that administers the Medicare Program, recently announced a proposed decision to deny reimbursement for thermal intradiscal procedures (TIPs). Thermal procedures to treat spinal discs typically entail the use of electrothermal (ET) or radiofrequency (RF) energy to heat or coagulate the nucleus of the disc, a spongy, gelatinous material that absorbs shocks when people run, jump or are injured, to prevent damage to the vertebra.

CMS, however, included the use of laser energy in its proposed denial of reimbursement, as the early lasers used in spinal disc treatment, Nd:YAG and KTP lasers, emit continuous wave (CW) energy at a constant level, which is thermal, like ET or RF energy.

The Company's pulsed Holmium Lasers emit pulsed energy, which is highly absorbed by water. Each pulse of Holmium laser energy is absorbed by the water in the cells, which is rapidly turned to steam, vaporizing the tissue. The tissue cools between the pulses, which last a few hundred microseconds (millionths of a second), and only a small amount of heating or coagulation occurs. That is why our Holmium lasers are commonly referred to as "cold" vaporizing lasers.

The Company filed an objection to CMS' lumping our pulsed Holmium Lasers with ET, RF and older, thermal Nd:YAG and KTP lasers, few of which lasers are still in use in the treatment of spinal discs. We explained the different mechanisms of action, tissue effects and improved patient outcomes of pulsed Holmium laser energy, compared to those of ET, RF, Nd:YAG and KTP laser energy, and we attached ten (10) published papers on clinical studies of Holmium laser energy that support our position.

The Company believes its objection makes a convincing argument to avoid including our pulsed Holmium Lasers with other thermal devices in CMS' proposed decision. The Company expects it will take until October or later before CMS makes a final decision to either deny or approve reimbursement for TIPS or take no action, leaving the decision on what to reimburse or not to its 30 or so local reimbursement bodies. If CMS makes a final decision to deny reimbursement for the use of our pulsed Holmium Lasers in TIPS, our spinal business would be adversely affected.

NOTE 5 - Other Income

During the three month period ended June 30, 2008 and 2007, the Company recorded $94,000 and $25,000, respectively, in royalties in connection with the terms of a settlement agreement. During the nine month period ended June 30, 2008 and 2007, the Company recorded $314,000 and $354,000, respectively, in royalties in connection with the terms of the same settlement agreement. These royalties are included in other income in the accompanying condensed consolidated financial statements.

Note 6 - Related Party Transactions

The Company had a promissory note receivable (the "Note") from Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairman/CEO of Company holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. The Note matured on March 31, 2008, and was paid in full.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the nine months ended June 30, 2008 and 2007, the Company incurred $28,000 and $29,000, respectively, in expense for the services provided under the agreement.

NOTE 7 - Segment Information

The Company's revenue base is derived from the sales of medical products and services on a worldwide basis originating from the United States. Products consist of lasers, and related products such as disposable systems and component parts. Services consist of rentals, fees on a per-case basis, as well as service and warranty repairs and maintenance. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business. However, data with respect to these operating activities for the three and nine months ended June 30, 2008 and 2007 are as follows:

                                        For the quarter ended June 30, 2008            For the quarter ended June 30, 2007
                                                    (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------        ----------------------------------------
   Net revenues                       $   778,000   $   607,000   $ 1,385,000         $   844,000   $   353,000   $ 1,197,000
   Cost of revenues                       606,000       411,000     1,017,000             456,000       229,000       685,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           172,000       196,000       368,000             388,000       124,000       512,000

   Operating expenses:
   Selling, general and
     administrative                       486,000       116,000       602,000             470,000        96,000       566,000
   Research and development               419,000            --       419,000             391,000            --       391,000
                                      ---------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (733,000)  $    80,000      (653,000)       $   (473,000)  $    28,000     (445,000)
                                      =========================                      ==========================
   Other:
     Interest income                                                    6,000                                          37,000
     Interest expense                                                 (10,000)                                             --
     Loss on disposal of equipment                                    (17,000)                                             --
     Royalty income                                                    94,000                                          25,000
     Settlements and recoveries                                         8,000                                          39,000
     Income taxes                                                     (13,000)                                         (4,000)
                                                                 ------------                                      ----------
   Net loss                                                       $  (585,000)                                     $ (348,000)
                                                                 ============                                      ==========


                                      For the nine months ended June 30, 2008         For the nine months ended June 30, 2007
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Net revenues                       $ 2,603,000   $ 1,487,000   $ 4,090,000         $ 2,851,000   $ 1,239,000   $ 4,090,000

   Cost of revenues                     1,768,000     1,129,000     2,897,000           1,498,000       826,000     2,324,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                           835,000       358,000     1,193,000           1,353,000       413,000     1,766,000

   Expenses:
   Selling, general and
     administrative                     1,435,000       345,000     1,780,000           1,339,000       259,000     1,598,000
   Research and development               994,000            --       994,000             804,000            --       804,000
                                      ---------------------------------------         ---------------------------------------

   Income (loss) from operations      $(1,594,000)  $    13,000    (1,581,000)        $  (790,000)  $   154,000      (636,000)
                                      =========================                       =========================
   Other:
    Interest income                                                    48,000                                         100,000
    Interest expense                                                  (21,000)                                        (11,000)
    Loss on disposal of equipment                                     (17,000)                                             --
    Royalty income                                                    314,000                                         354,000
    Settlements and recoveries                                         16,000                                          39,000
    Income taxes                                                      (13,000)                                         (8,000)
                                                                 ------------                                      ----------
   Net loss                                                      $ (1,254,000)                                     $ (162,000)
                                                                 ============                                      ==========

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2008 and 2007 were as follows:

                                           For the three months ended June 30,    For the nine months ended June 30,
                                                     (Unaudited)                              (Unaudited)

                                                 2008             2007                   2008             2007
                                             -----------      -----------            -----------      -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   182,000      $   127,000            $    613,000     $   432,000
  Delivery and disposable devices                596,000          717,000               1,990,000       2,419,000
  Service and rental                             607,000          353,000               1,487,000       1,239,000
                                             -----------      -----------            ------------     -----------
        Total                                $ 1,385,000      $ 1,197,000            $  4,090,000     $ 4,090,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $    22,000      $    31,000            $     76,000     $   104,000
  Delivery and disposable devices                150,000          357,000                 759,000       1,249,000
  Service and rental                             196,000          124,000                 358,000         413,000
                                             -----------      -----------            ------------     -----------
        Total                                $   368,000      $   512,000            $  1,193,000     $ 1,766,000
                                             ===========      ===========            ============     ===========

Sales in foreign countries for the quarters ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) accounted for approximately 13% and 20% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) accounted for approximately 21% and 22% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

               Three months    Three months       Nine months      Nine months
                ended June      ended June        ended June       ended June
                 30, 2008        30, 2007          30, 2008         30, 2007
               ------------    ------------      ------------     ------------

Asia            $     44,000   $     84,000      $     361,000    $    385,000
Europe                38,000         32,000            176,000         184,000
Latin America          3,000         42,000             28,000         134,000
Middle East               --             --             80,000              --
Australia             96,000          2,000            109,000           6,000
Africa                    --             --                 --              --
Other                     --         81,000             99,000         198,000
                ------------   ------------      -------------    ------------
                $    181,000   $    241,000      $     853,000    $    907,000
                ============   ============      =============    ============

All long-lived assets were located in the United States during the nine months ended June 30, 2008 and 2007.

NOTE 8 - SUBSEQUENT EVENTS

On August 6, 2008, MST, Inc. entered into an agreement to purchase selected assets from CPT Services, Inc., a company providing similar services, located in Houston, Texas. The Company acquired the assets to expand the operations of MST, Inc. In connection with the acquisition, the Company paid $94,000 and assumed a capital lease. The Company is currently assessing the impact of the asset purchase on its financial statements

On August 8, 2008, Trimedyne, Inc. entered into a letter of intent with FemSuite, LLC, a privately-held San Francisco-based company which develops, manufactures, and markets a variety of devices for use in the gynecology field. Under the letter of intent, Trimedyne will license certain intellectual property to FemSuite exclusively in the gynecology field, and exclusively for use in anal (fecal) incontinence in the urology, general surgery, and gastrointestinal fields. In return, FemSuite will organize a subsidiary to which the intellectual property will be licensed, the subsidiary will test and market up to four products based on the intellectual property, the subsidiary will purchase its requirements for lasers and laser energy delivery devices from Trimedyne, and the subsidiary will pay Trimedyne for the further development of the products, including regulatory compliance costs and readying the products for manufacture.

Subject to certain milestones being achieved, FemSuite has offered to issue to Trimedyne, without cost, twenty percent (20%) of the fully diluted shares of the FemSuite subsidiary on the date such goals are met by at least two of the products (10% if only one of the products meets the goals). The letter of intent is not binding and is subject to the execution of a definitive exclusive license and OEM supply agreement, which could differ substantially from the terms of the letter of intent, and that is acceptable to the boards of directors of Trimedyne and FemSuite, respectively.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the nine months ended June 30, 2008 and 2007, two lasers were being rented from Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Inventories

Inventories consist of raw materials and component parts, work in process and finished good lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.
                                       12

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's condensed consolidated financial statements as of and for the nine months ended June 30, 2007 reflect the impact of adopting SFAS No. 123(R). The Company's condensed consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the nine months ended June 30, 2008 is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Quarter Ended June 30, 2008 Compared to Quarter ended June 30, 2007

During the quarter ended June 30, 2008, net revenues were $1,385,000 as compared to $1,197,000 for the same period of the previous year, a $188,000 or 15% increase. Net sales from lasers and accessories increased by $55,000 or 43% to $182,000 during the three months ended June 30, 2008 from $127,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $121,000 or 17% to $596,000 during the three months ended June 30, 2008 from $717,000 in the same period of the prior year. Export sales decreased by $60,000 or 24% to $181,000 from $241,000 for the same quarter of the prior year. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of benign prostatic hyperplasia ("BPH"). Net sales from service and rental increased by $254,000 or 72% to $607,000 from $353,000 for the same quarters. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

Cost of sales during the quarter ended June 30, 2008 was $1,017,000 or 73% of net revenues as compared to $685,000 or 57% the prior year quarter. Gross profit from the sale of lasers and accessories was 12% as compared to 24% for the prior year three-month period. Gross profit from the sale of delivery and disposable devices was 25% as compared to 50% for the prior year three-month period. The decreases in gross profit was primarily the result of a volumizing difference due to a lower production of units created by the 21% decrease in sales of delivery systems during the current quarter along with increasing costs of commodities and other raw materials. Gross profit from revenue received from service and rentals was 32% as compared to 35% for the prior year three-month period.

Selling, general and administrative expenses increased in the current quarter to $602,000 from $566,000 in the prior year quarter, an increase of $36,000 or 6%. The increase in selling, general and administrative expenses during the current three-month period was primarily due to increases of $19,000 in payroll related expenses, $22,000 in legal expense,$9,000 in accounting fees, and $5,000 in commission expense, offset by decreases in marketing expense of $9,000, and travel expenses of $8,000.

Research and development expenditures for the quarter ended June 30, 2008 increased $28,000 or 7% to $419,000 as compared to $391,000 in the quarter ended June 30, 2007. This increase was a result of the Company expanding its product development efforts and readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc., which has taken longer than anticipated due to problems in making the new Fibers consistently durable to withstand the very high energy and powers of today's Holmium lasers. Significant progress has been made in overcoming these problems; however, delivery of the new Fibers is currently not expected to commence until about the quarter ended March 31, 2009.

Other income, net, decreased by $20,000 or 20% to $81,000 in the quarter ended June 30, 2008 from $101,000 in the same quarter of the prior year. The decrease in other income during the quarter ended June 30, 2007 was primarily result of a increase in royalty revenue of $69,000 offset by a decrease in bank interest income of $31,000, due to lower interest rates combined with a lower cash balance in interest bearing accounts, interest expense of $10,000, due to the financing of equipment and certain insurance policies, a loss on the disposal of equipment of $17,000 and a $31,000 decrease in settlements and recoveries which was primarily the result of a refund from the state of California of $21,000 for the overpayment of use tax during the current prior year.

For the current quarter, the Company had a net loss of $585,000 or $0.03 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $348,000 or $0.02 per share, based on 17,963,623 basic weighted average number of common shares outstanding in the same quarter of the previous year.


Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

During the nine months ended June 30, 2008, net revenues were the same as the same period of the previous year at $4,090,000. Net revenues from lasers and accessories increased by $181,000 or 42% to $613,000 during the nine months ended June 30, 2008 from $432,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $429,000 or 18% to $1,990,000 during the nine months ended June 30, 2008 from $2,419,000 for the same period of the prior year. During the nine months ended June 30, 2008 export sales decreased by $54,000 or 5% to $853,000 as compared to $907,000 in the same period of the prior year. The decreases in domestic and export sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) fiber, which will be used with the Company's Holmium laser for the treatment of benign prostatic hyperplasia ("BPH"). Net sales from service and rental increased by $248,000 or 20% to $1,487,000 from $1,239,000 for the same quarters in the prior year. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

Cost of sales during the nine months ended June 30, 2008 was $2,897,000 or 70% of net revenues as compared to $2,324,000 or 56% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 12% as compared to 23% for the prior year nine-month period. The higher gross profit from the sale of lasers during the prior year nine-month period was primarily due to sale of a fully amortized demo laser during the period. Gross profit from the sale of delivery and disposable devices was 38% as compared to 52% for the prior year nine-month period. The decreases in gross profit was primarily the result of a volumizing difference due to a lower production of units created by the 18% decrease in sales of delivery systems during the nine-month period along with increasing costs of commodities and other raw materials. Gross profit from revenue received from service and rentals was 24% as compared to 33% for the prior year nine-month period. The lower gross profit for the current nine-month was primarily attributable to a higher cost of sales for our subsidiary, MST, during the nine-month period of the previous year. This higher cost of sales was primarily the result of increased repairs to upgrade MST's laser fleet during the previous year period, along with a reduction in Medical Laser Safety Technical staff in the current year. Additionally, overhead for Trimedyne's service department increased during the current quarter as compared the prior year quarter due to a reduction in laser service calls in the current nine-month period.

For the nine months ended June 30, 2008, selling, general and administrative expenses totaled $1,780,000 as compared to $1,598,000 for the same period of the previous year, a $182,000 or an 11% increase. The increase in selling, general and administration expense was primarily due to increases in payroll related expenses of $99,000, insurance expense of $33,000, commissions expense of $43,000, which was the result of new agreements with our international distributors, and legal expenses of $20,000, offset by decreases in sales and marketing expense of $11,000 and recruiting expense of $10,000.

During the nine months ended June 30, 2008, research and development expenses increased to $994,000 from $804,000 in the prior year nine-month period, an increase of $190,000 or 24%. This increase was a result the Company expanding its product development efforts and readying its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Inc. and Boston Scientific, Inc., which has taken longer than anticipated due to problems in making the new Fibers consistently durable to withstand the very high energy and powers of today's Holmium lasers. Significant progress has been made in overcoming these problems; however, delivery of the new Fibers is currently not expected to commence until about the quarter ended March 31, 2009.


Other income decreased by $142,000 or 37% to $340,000 in the current nine-month period from $482,000 in the previous nine-month period of fiscal 2007. During the nine months ended June 30, 2008, royalty income decreased $40,000 to $314,000 as compared to $354,000 in the prior year nine-month period. Interest income decreased $52,000 to $48,000 as compared to $100,000 during the same prior year period due to lower bank interest rates combined with a lower cash balance in interest bearing accounts. Interest expense increased $10,000 during the current nine-month period as the Company entered into lease agreements for the purchase of additional equipment and software along with the financing certain insurance policies. During the nine months ended June 30, 2007, the Company received a $21,000 refund from the State of California for overpayment of use taxes, $2,000 from the State of Texas for a refund of surplus unemployment taxes and reversed $14,000 of previous accruals for which the Company no longer had obligations, offset by $11,000 of accrued interest on notes due to an officer.

For the nine months ended June 30, 2008, the Company had net loss of $1,254,000 or $0.07 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $162,000, or $0.01 per share, based on 17,334,137 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At June 30, 2008, the Company had working capital of $5,023,000 compared to $6,285,000 at September 30, 2007. Cash decreased by $882,000 to $2,297,000 from
$3,179,000 at the fiscal year ended September 30, 2007. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the nine-month period ended June 30, 2008, net cash used in operating activities was $747,000, which was the result of decreases in revenue, higher cost of sales, increases in selling, general and administrative expenses and research and development expenses. Net cash used in investing activities was $64,000 due to the purchase of equipment. Net cash used in financing activities during the current six month period was $71,000, which was the result of payments on debt. If we fail to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2008.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II Other Information

ITEM 1. Legal Proceedings

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants petitioned the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any claims by CardioFocus, Inc.


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

                                             TRIMEDYNE, INC.

Date:  August 19, 2008                   /s/ Marvin P. Loeb
      --------------------------             -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  August 19, 2008                   /s/ Jeffrey S. Rudner
      --------------------------             -----------------------------------
                                             Jeffrey S. Rudner
                                             Controller