Form 10-K
period 2008-09-30
TRIMEDYNE INC
filed 2009-01-13
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
                           COMMISSION FILE NO. 0-10581

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

                             ----------------------

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [X] No [_]

Issuer's revenues for the most recent fiscal year were: $5,871,000.

The aggregate market value of voting stock held by non-affiliates of registrant on January 12, 2009 based upon the closing price of the common stock on such date was approximately $1,169,955

As of January 12, 2009, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                   TABLE OF CONTENTS

PART I
ITEM 1.    DESCRIPTION OF BUSINESS................................................   3
               Forward Looking Statements.........................................   3
               General............................................................   3
               The Urology Market.................................................   3
               The Orthopedic Market..............................................   5
               Other Markets......................................................   6
               Laser Rental Services .............................................   6
               Litigation ........................................................   6
               License Agreements ................................................   7
               Research and Development ..........................................   7
               Manufacturing, Supply Agreements ..................................   7
               Marketing .........................................................   7
               Government Regulation .............................................   8
               Investigational Device Exemptions..................................   8
               510(k) Premarket Notification .....................................   8
               Premarket Approval ................................................   8
               Inspection of Plants ..............................................   9
               State Regulation ..................................................   9
               Insurance Reimbursement ...........................................   9
               Cost of Compliance with FDA and Other Applicable Regulations ......   9
               Employees .........................................................   10
               Patents and Patent Applications ...................................   10
               Competition .......................................................   10
               Insurance .........................................................   10
               Foreign Operations ................................................   10
ITEM 2.    DESCRIPTION OF PROPERTIES .............................................   11
ITEM 3.    LEGAL PROCEEDINGS......................................................   11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   11

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............   12
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............   13
ITEM 7.    FINANCIAL STATEMENTS...................................................   16
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES..............................................   16
ITEM 8A.   CONTROLS AND PROCEDURES................................................   17
ITEM 8B.   OTHER INFORMATION......................................................   17

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................   18
ITEM 10.   EXECUTIVE COMPENSATION ................................................   19
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........   21
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................   21
ITEM 13.   EXHIBITS...............................................................   22
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................   22


                                        2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in fiscal year 2008.

GENERAL

Trimedyne, Inc. (the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 and 30 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and "Tips") for use in a broad array of medical applications.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas. MST's revenues and those of our field service department represented about 35% of our revenues in the fiscal year ended September 30, 2008.

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

THE UROLOGY MARKET

While our Lasers and Fibers are presently used in urology to fragment stones in the kidney, ureter and bladder, we have developed two, new, proprietary, Side Firing Laser Fibers for use with our Holmium Lasers and others to vaporize a portion of the prostate to treat benign prostatic hyperplasia or "BPH", commonly called an enlarged prostate.

One of these new Fibers is for use with our 80 watt Holmium Lasers and the other is designed for use with 80 and 100 watt Holmium Lasers manufactured by Lumenis, Ltd. of Yokneam, Isreal ("Lumenis"). Lumenis is one of the world's largest manufacturers of medical lasers, has revenues exceeding 250 million per year and has a large worldwide sales force.

The Side Firing Fibers we will be manufacturing for Lumenis will be marketed in the U.S. and Japan under Lumenis' DuraMAX trademark by Boston Scientific Corporation (NYSE:BSX) and by Lumenis' sales organization elsewhere throughout the world, when BSX has completed its quality review and testing of the new Fiber.

We will market the other Side Firing Fiber under our VaporMAX registered trademark through a limited number of commission sales representatives in the United States and by distributors in certain foreign countries.

Both of these Side Firing Fibers are designed to be used with our and Lumenis' Holmium Lasers to vaporize a portion of the prostate gland to treat BPH. This condition, in which excessive growth of the prostate causes difficulty in urination, affects about 50% of men over age 55, and a higher percentage of men at advanced ages. While drugs are used to treat BPH, when they are no longer able to adequately treat this condition, removal of a portion of the prostate is needed to open a channel to permit proper urine flow.

About 200,000 men in the United States and an estimated one million men in foreign countries are treated with a procedure each year to remove a portion of the prostate to open a channel for urine flow. While radio frequency ("RF") energy is also used to do this, laser vaporization or resection of the prostate is becoming increasingly popular, as the laser procedure typically reduces procedural bleeding and can be performed on an outpatient basis, whereas the RF procedure usually entails a hospital stay, potentially significant bleeding, a variety of adverse effects and a recuperation period of days to weeks.

As a result, when Boston Scientific and Lumenis begin marketing the new Fiber for use with Lumenis' Holmium Lasers, we believe the treatment of BPH will become the largest segment of our business.

The development of our new Side Firing Fiber for use with our 80 watt Holmium Lasers and Lumenis' 80 and 100 watt Holmium Lasers has been delayed due to obstacles imposed by the high peak powers and other characteristics of Holmium Lasers, which make them excellent at vaporizing tissue, but also make them very hard on the glass components of the Fibers. The new Side Firing Fibers we are developing have been shown in our bench testing on animal tissue to vaporize tissue faster and to be significantly more durable than the side firing fibers presently being manufactured by Lumenis and marketed by Boston Scientific and Lumenis.

Our new Side Firing Fibers have been cleared for sale by the FDA.

In mid December 2008, we delivered a number of DuraMax Side Firing Fibers to Lumenis for bench testing on animal tissue, and we plan to deliver a number of these devices to an independent laboratory for bench testing on animal tissue in early 2009 and expect to receive the results of this testing in February 2009.

If the results of this testing confirms our results, we anticipate Boston Scientific may commence its quality audit of Trimedyne in the first calendar quarter of February or March of 2009, which could take four or more months to complete.

The problems we faced in developing our new Side Firing Fibers are detailed in the following description of the lasers and impact of their laser energy on the Fibers.

Holmium Lasers emit very short pulses of laser energy. At 80 watts, our Holmium Lasers emit pulses of energy with a duration or pulse width of about 700 microseconds, with a peak pulse power level of up to 9,000 watts. The laser energy is transmitted from the laser through optical fibers to a tip designed to emit the energy to the side at an angle of about 80 to 90 degrees.

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

Holmium lasers are able to vaporize tissue better than the above mentioned lasers, with little or no charring or damage to the remaining tissue. However, the very high power energy pulses of Holmium Lasers cause a steam bubble to almost instantly be formed in a sort of explosion. These explosions of steam typically occur at a rate of about 25 times per second with our Holmium Lasers and at a rate of about 50 times per second with Lumenis' Holmium Lasers.

Also, when the steam bubble collapses between pulses, it causes an acoustic shock, which can damage the glass components in the tip of the Fibers. And, the water and steam heated by the laser energy can act as a catalyst for erosion of the glass surface at the tip of the optical fiber, which can cause damage to the Fiber's tip. Further, when the laser energy strikes the tissue, some of the laser energy is reflected back into the tip of the optical fiber, which can cause thermal damage that can affect the integrity of the Fiber's tip.

The combination of the above described steam explosions and the shock waves from the collapse of the steam bubbles can fracture the glass enclosure of the Fiber's tip and, with the degradation of the fiber tip by laser energy reflected from the target tissue, reduce the Side Firing Fiber's useful lifetime.

As a result of the above described problems, it took us much longer than anticipated to develop a durable, fast vaporizing, Side Firing Fiber for use with our 80 watt Holmium Lasers. We expect, barring any unforeseen problems in manufacturing, to begin marketing our VaporMAX(R) Side Firing Fiber for use with our Holmium Lasers by late March 2009.

We encountered a more difficult problem in developing the Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers. At 100 watts of power, Lumenis' Holmium Laser produces 25% more laser energy than our 80 watt Holmium Laser, and its pulse width or duration is about 250 microseconds at this power level, with a peak pulse power of up to 11,000 watts.

In addition to the optical fiber's tip having to emit 25% more energy per pulse, since the pulse width is about one-half that of our 80 watt Holmium Laser, 25% more power must be transmitted through the tip of the optical fiber at about twice the number of pulses per second as with our 80 watt Holmium Laser. The steam explosions at the surface of the tip of the Fiber are more powerful, the acoustic shocks caused by the collapse of the steam bubble are more intense and the amount of laser energy reflected from the tissue, which can damage the tip of the Fiber, is more powerful.

As a result, developing a fast vaporizing, durable, Side Firing Fiber for use with Lumenis' Holmium Lasers proved to be a formidable challenge. A very significant portion of our management and R & D efforts over the past year were devoted to the development of the new Side Firing Laser Fiber for use with Lumenis' Holmium Lasers and our Holmium Lasers.

Before Boston Scientific and Lumenis will commence marketing our new Side Firing Fiber, Boston Scientific must conduct a quality review of the new Fiber and our manufacturing and quality systems, as well as conducting limited physician feedback testing in humans to assure that it functions within customer expectations. No clinical studies of the new Fiber are expected to be required, as we have already received FDA clearance to market the new Fiber.

While we plan to commence marketing our new VaporMAX(R) Side Firing Fiber to the owners of our Holmium Lasers by late March 2009, the quality review and testing of our DuraMax Side Firing Fiber for use with Lumenis' 80 and 100 watt Holmium Lasers by Boston Scientific and Lumenis is expected to take four months or longer from the time we provide supplies of the new fiber to Boston Scientific and Lumenis, which is presently anticipated to commence, barring unforeseen delays, in late March 2009. As a result, we expect to commence shipments of the new Fibers to Boston Scientific and Lumenis early in the third calendar quarter of 2009, assuming Boston Scientific begins its quality audit in February or March of 2009 and physician feedback testing of the new fiber in April 2009.

We settled our patent litigation against Lumenis, Ltd., and in September 2005 entered into an OEM Agreement, under which Lumenis agreed to purchase 100% of its side firing (75 to 90 degree emitting) laser fibers and 75% of its angled firing (60 to 75 degree emitting) laser fibers from us. Lumenis presently markets its laser fibers through Boston Scientific in the U.S. and Japan and markets them elsewhere throughout the world through its own sales organization. Our Side Firing Laser Fiber will replace Lumenis' side firing laser fibers in these markets when Boston Scientific completes its quality audit and testing of the new Fiber and validates us as a supplier (vendor).

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

Our Lasers and plain, straight-ahead firing Fibers are used in urology to fragment stones in the kidney, ureter or bladder in "lithotripsy" procedures. However, our plain, straight-ahead firing Fibers are reusable and are used an average of about 20-30 times. As a result, revenues from the sale of $500 plain Fibers to fragment stones do not result in as significant sales as those expected from single use, disposable Side Firing Fibers to treat enlarged prostates.

THE ORTHOPEDIC MARKET

Our Side Firing Laser Needles are used with our Lasers to treat herniated or ruptured lumbar, thoracic or cervical discs in the spine in minimally invasive procedures, most of which are performed on an outpatient basis in about 30-40 minute procedures, typically with only local anesthesia. The lower back, leg and neck pain usually disappears on the operating table, and the patient usually walks out with only a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days. Clinical Studies on our disc procedures, published in medical journals, show success rates (good or excellent results, based on pain scores) of 85% to 94%.

Approximately 400,000 conventional surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and entail a two to three day or longer hospital stay, some bleeding, post-operative pain and a recovery period of a month or longer. Conventional surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of disc surgery to be only 40% to 77%.

While our laser procedures to treat herniated or ruptured spinal discs compare very favorably to the conventional surgical procedures to treat these conditions and are less costly to third party payors, before surgeons can perform our laser procedures, they must attend a one or more training courses in which they practice the procedure on cadavers. In addition to difficulty in convincing busy surgeons to take two to three days away from their practice to attend a training course, we incur substantial costs in conducting the training courses. In addition, surgeons are generally paid more by Medicare and insurance companies for performing 2-3 hour conventional disc surgery than for our 30-40 minute, outpatient laser procedures, reducing their desire to take time away from their practice to attend a training course.

Since we can afford to conduct (or participate with makers of endoscopes used in these procedures) in only a few training courses each year in the U.S. and only occasionally in Europe, Latin America and Asia, our spinal disc market is expected to grow only if we are able to conduct or participate in a larger number of training courses.

OTHER MARKETS

Our Lasers, Fibers, Needles and Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

In August 2008, we entered into a non-binding Letter of Interest with FemSuite LLC of San Francisco, California to explore the use in the field of gynecology of fiber-optic devices, including side firing laser fibers, covered by seven of our issued U.S. Patents and two pending U.S. Patent Applications. There is no assurance this arrangement will result in a License Agreement or an OEM Supply Agreement with FemSuite.

Developing new medical devices for untested applications entails considerable risk. While we have more than ten years of experience in designing, developing, manufacturing and marketing lasers, conventional optical fibers and side firing laser devices, we cannot assure that any new devices we attempt to develop for FemSuite or other new Side Firing Fibers for use with our Holmium lasers and Holmium lasers can be completed at a reasonable cost or in a timely manner, will be clinically successful, can compete successfully in the marketplace or be profitable to us.

THE LASER RENTAL MARKET

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $55,000 to $127,000, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, laser rental companies have been formed in the United States and elsewhere to fill this void. These companies provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

Mobile Surgical Technologies, Inc. ("MST") was organized in 1997 to rent lasers with a trained operator to hospitals, surgery centers and physicians in Texas on a "fee per case" basis. We acquired MST in late 2000 and expanded its "fee per case" rental Business. MST is particularly well suited to our introduction and testing of new laser products. If requested, MST also supplies, Side Firing or plain Fibers or Tips and includes their price in the "per case" fee.

We also plan to rent lasers, without an operator, to hospitals and surgery centers in other states on a month-to-month basis. When a surgeon is trained to perform a new procedure, such as our Laser procedures for treating an enlarged prostate or a herniated or ruptured disc in the spine, instead of waiting for his hospital or surgery center to purchase the Laser, the hospital or surgery center can rent it on a "per case" basis or for a fixed monthly rental.

When the hospital's or surgery center's staff has been trained and is comfortable with the patient results, the volume of patients and the amount third-party payors are reimbursing for the procedure, they can buy the Laser, lease it under a conventional, long term lease or continue to rent it. Since the six to twelve month average delay in purchasing "big ticket" medical equipment is eliminated, the hospital or surgery center can immediately start buying Fibers, Needles and Tips from us, which typically carry higher profit margins than our Lasers.

LITIGATION

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

In November 2003, the Company settled its patent litigation against Lumenis, Inc. ("Lumenis"). Under the settlement agreement, Lumenis agreed to pay a 7.5% royalty to us on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company is developing a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, under Lumenis' DuraMAX trademark, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their new expired U.S. Patents, which limits their claim for royalties to six years from their date of expiration. We and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. The USPTO agreed to re-examine these patents and the lawsuit has been stayed by the court for one year and may be stayed for an additional year. We have not established a reserve for any damages under this lawsuit.

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

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2008, an aggregate of $51,811,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $1,311,000 and $1,220,000 was expended during the fiscal years ended September 30, 2008 and 2007, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

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

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as 1,000 or more outpatient surgery centers. Any new products the Company develops will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers, as well as to physicians for use in their offices. The Company anticipates marketing only those products which are customarily sold to the same customer groups to whom its Lasers and Fibers, Needles and Tips are presently marketed. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2008, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Tips with 4 salesmen on a straight commission basis, who devote only a part of their time to the Company's products, in the United States. Outside the United States, the Company sells its products through 23 independent distributors who sell various medical products in approximately 25 foreign countries. The Company presently employs a Vice President of Sales who directs the Company's sales activities in the United States and elsewhere.

The Company intends in the future to increase the number of domestic sales representatives and appoint additional distributors in foreign countries for the purpose of expanding sales of the Company's VaporMAX Fiber, its Side Firing Needles for treating spinal discs and other products. There is no assurance that the Company will be able to enter into marketing arrangements with any sales persons or distributors, as the Company is devoting limited resources to these activities, or that the Company will be able to maintain its existing selling arrangements.

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

Prior to the sale of any of its products, the Company is required to obtain marketing clearance or approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were inspected by the FDA in September 2008 and no deficiencies in the Company's compliance with the FDA's requirements were cited by the FDA.

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

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. The Company's manufacturing facility was inspected by the FDA in September 2008 and no deficiencies in the Company's compliance with the FDA's requirements were cited by the FDA. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

EMPLOYEES

On September 30, 2008, the Company had 61 full-time employees, of whom 11 were employed by MST. Of the remainder, 39 were engaged in production and engineering, one in sales and marketing, and 10 in general and administrative functions. On September 30, 2008, the Company had five part-time employees of whom four were engaged in production and engineering, and one in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2008, the Company owned or had licenses to 19 U.S. Patents 2 foreign and 4 U.S. patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent.

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

FOREIGN OPERATIONS

In fiscal 2008 and 2007, sales of products in foreign countries accounted for approximately 24.6% and 22.9%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently occupies approximately 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630. The lease became effective April 1, 2006, and has a five-year term with two five-year renewal options. The lease agreement provides for rent of $29,251 per month through July 2009, and then for a 4% rental increase effective on August 2009.

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1,688 per month through August 2010.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company no liability lawsuits during the prior or current year. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

The Company is subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company.

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants were successful in petitioning the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any claims by CardioFocus, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fiscal year ended September 30, 2008, no matters were submitted to a vote of securities holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the NASDAQ Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:


       2007                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2006                        $ 1.69            $ 1.31
       March 31, 2007                             1.65              1.35
       June 30, 2007                              1.47              0.93
       September 30, 2007                         1.04              0.64

       2008                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2007                        $ 0.89            $ 0.60
       March 31, 2008                             0.62              0.33
       June 30, 2008                              0.48              0.33
       September 30, 2008                         0.33              0.21

    B. HOLDERS OF COMMON STOCK

As of September 30, 2008, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

    D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2008 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

                                                                             NUMBER OF
                                                                       SECURITIES REMAINING
                                NUMBER OF                               AVAILABLE FOR FUTURE
                             SECURITIES TO BE                             ISSUANCE UNDER
                               ISSUED UPON       WEIGHTED-AVERAGE             EQUITY
                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                            OPTIONS, WARRANTS    OPTIONS, WARRANTS      REFLECTED IN COLUMN
                               AND RIGHTS           AND RIGHTS                  (a))
                            -----------------    -----------------     ---------------------
    PLAN CATEGORY                  (a)                  (b)                      (c)
    ---------------------   -----------------    -----------------     ---------------------
    Equity compensation
    plans approved by
    security holders                 199,029      $           1.37                        --

    Equity compensation
    plans not approved by
    security holders               1,439,450      $           1.08                   772,550
                            ----------------      ----------------     ---------------------
    Total                          1,638,479      $           1.12                   772,550
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

Trimedyne rents its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2008 and 2007, two Lasers, respectively, were being rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2008 and 2007, were less than one percent of revenues.

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

GOODWILL

Goodwill represents the excess of the cost over the acquired assets of MST. On

October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2008 and 2007.

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

RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-K that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2008 AND 2007

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2008 and 2007:

                                                  Year Ended September 30,
                                                     2008         2007
                                                    ------        ------
Net revenues                                        100.0%        100.0%
Cost of sales                                        70.9          57.8
Selling, general and administrative expenses         40.4          37.4
Research and development expenses                    22.3          22.3
Interest expense                                      0.6           0.2
Other income, net                                     7.4          11.9
Income taxes                                          0.2           0.1
Net income                                          (27.0)         (5.9)

NET REVENUES

Net revenues increased $401,000 or 7.3% in fiscal 2008 to $5,871,000 from $5,470,000 in fiscal 2007. Net sales from Lasers and accessories increased by $438,000 or 65.1% to $1,111,000 during the fiscal year ended September 30, 2008 from $673,000 during the prior fiscal year, primarily due to international customers taking advantage of existing lower pricing for lasers before a scheduled price increase. Net sales from Fibers, Needles and Tips decreased by $383,000 or 12.3% to $2,721,000 during the current fiscal year ended September 30, 2008 from $3,104,000 during the prior fiscal year. The decreases in sales was primarily due to domestic customers and international distributors awaiting the introduction of the Company's new VaporMax(R) Fiber, which will be used with the Company's Holmium Laser for the treatment of benign prostatic hyperplasia ("BPH"). International export revenues increased $191,000 or 15.2% to $1,444,000 for fiscal 2008 from $1,253,000 for fiscal 2007 primarily due to international customers taking advantage of existing lower pricing for lasers before a scheduled price increase. Net revenues from service and rental increased by $346,000 or 20.4% in fiscal 2008 to $2,039,000 from $1,693,000 in fiscal 2007, primarily due to an increase in revenue from MST as a result of its expansion of services.

COST OF GOODS SOLD

Cost of sales in fiscal 2008 was approximately 71% of net revenues, compared to 58% in fiscal 2007. Gross profit from the sale of lasers and accessories was 6% in the fiscal year ended September 30, 2008 as compared to 20% for the prior year fiscal period. Gross profit from the sale of Fibers, Needles and Tips during the fiscal year ended September 30, 2008 was 41% as compared to 52% for the prior fiscal year period. The lower gross profit during the current fiscal year as compared to the previous fiscal year was due to increases in cost of raw materials for Fibers, Needles and Tips, increases in expense incurred for quality control, and a non-recurring year end adjustment of $127,000 to reserve obsolete and slow moving inventory. Gross profit from revenue received from service and rentals was 26% in the current fiscal year ended September 30, 2008 as compared to 34% for the prior fiscal year period. The decrease in gross profit was due to a decrease in billable services for the service department while maintaining necessary overhead and staff and higher costs of maintaining new equipment purchased for the expansion of services by MST.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 16% to $2,373,000 in fiscal 2008, compared to $2,046,000 in fiscal 2007. The $327,000 increase in fiscal 2008 was primarily the result of $72,000 in commission expense, $105,000 in administrative payroll expense, $55,000 in legal expense, which was primarily related to an accused patent infringement, $43,000 in insurance expense, $33,000 in temporary administrative staff, $26,000 in audit related expense, $17,000 in travel expense, and $12,000 in repairs and maintenance expense. The above expenses were offset by decreases in marketing and recruiting expense of $24,000 and $12,000, respectively.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses increased $91,000 or 7.5% to $1,311,000 in fiscal 2008, compared to $1,220,000 in fiscal 2007. R&D as a percentage of net revenues decreased to 21.8% of net revenues in fiscal 2008 as compared to 22.3% in fiscal year 2007. R&D spending in fiscal 2008 was higher as the Company is nearing the completion of its product development efforts and staff in readying its new Side-Firing Fibers for use with its Lasers and Lumenis' Holmium Lasers.

OTHER INCOME AND EXPENSE

Total other income, net decreased $242,000 or 38% to $399,000 in fiscal 2008 from $641,000 in fiscal 2007. Interest income decreased by $81,000 or 60% to $53,000 in fiscal 2008 compared to $134,000 in fiscal 2007. The levels of cash available for investment in interest bearing securities were $2,007,000 and $3,179,000 as of September 30,2008 and 2007, respectively. The decrease in interest income was due to the Company's decrease in the levels of cash available for investment in interest bearing securities due to negative cash flows along with lower interest rates paid by institutions during fiscal 2008. Income from royalties decreased $113,000 or 23% to $374,000 in fiscal 2008 from $487,000 in fiscal 2007. This decrease was due to royalties received from Lumenis based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis, as stipulated in the settlement agreement entered into on November 17, 2003 between the Company and Lumenis, Inc. During the year ended September 30, 2008, the Company incurred a loss form the sales of assets of $17,000. During the fiscal year ended September 30, 2007, the Company received refunds from the state of California and the state of Texas for and $21,000, respectively, for the overpayment of use tax, and $2,000 in insurance settlements, offset by interest expense due on Senior Secured Notes due to an officer.

NET LOSS

As a result of the above, the net loss in fiscal 2008 was $1,590,000, compared to a net loss of $324,000 in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2008, net cash used in operating activities was $895,000, as compared to net cash used of $368,000 in fiscal 2007. Net cash used in investing activities was $126,000 in fiscal 2008, compared to net cash used of $229,000 in fiscal 2007. The decrease in cash used in investing activities in fiscal 2008 as compared to fiscal 2007 was primarily due to the prior fiscal year's purchasing of upgraded equipment. The net cash used in financing activities during fiscal 2008 of $151,000 for payments on debt as compared to net cash provided of $2,974,000 during the prior fiscal year, which was the result of proceeds from the Company's sale of 2,915,000 shares of common stock along with the exercise of stock options, net of payments on debt.

Liquidity

At September 30, 2008, the Company had working capital of $4,625,000 compared to $6,285,000 at the end of the previous fiscal year ended September 30, 2007. Cash decreased by $1,172,000 to $2,007,000 at September 30, 2008 from $3,179,000 at the fiscal year ended September 30, 2007.

Managements' Plans

The Company has incurred losses from operations for the past two years. However, the Company believes that existing cash flows are sufficient enough to fund operations through September 30, 2009. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, the Company will raise additional debt and/or equity capital, reduce its costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that management's plans will be successful.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by Item 7 of this Annual Report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Accounting Officer ("CAO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on those evaluations, as of the evaluation date, our CEO, President and CAO believe:

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

      The following persons served as our officers and directors in fiscal 2008.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             82               Chairman and CEO

Glenn D. Yeik              41               President, COO, and Director

Brian T. Kenney            52               V.P. - Global Sales and Marketing

Donald Baker               79               Director

Richard Horowitz, Secretary and Director of the Company, died in September, 2008, and has not been replaced as a Director. Don Baker now serves as Secretary of the Company.

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

RICHARD F. HOROWITZ was a director of our Company from April 1983 to his death in September, 2008, and Secretary from July 2001 to his death. He was also a director of Cardiodyne, Inc. (formerly Trioptic Laser, Inc.) since May 1992. He was a director of Automedix Sciences, Inc. (now COMC, Inc.) from November 1988 until 1999 and was a director of Cardiomedics, Inc. since 1992. Mr. Horowitz was a practicing attorney in New York City for the past 41 years. He was a member of the firm of Heller, Horowitz & Feit, P.C. (formerly Heller, Horowitz & Feit) since January 1979. Mr. Horowitz was a graduate of Columbia College and held a J.D. degree from Columbia Law School. He was a member of the Association of the Bar of the City of New York and the New York State Bar Association.

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

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION

All executives enter into employment as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. No bonuses, stock, or option awards were granted to executive officers during the fiscal year ended September 30, 2008.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2008 and September 30, 2007 for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2008:

                                                      Option      All Other
                                           Salary     Awards    Compensation      Total
Name and Principal Position       Year       ($)      ($)(2)       ($)(3)          ($)
-------------------------------   ----   ----------  --------   ------------    ---------
Marvin P. Loeb.................   2008   $ 121,257         0    $      6,996    $ 128,253
CEO and Chairman                  2007   $ 120,373         0    $     17,344    $ 137,717

Glenn D. Yeik..................   2008   $ 159,135     14,110   $     18,240    $ 195,035
COO, President, and Director      2007   $ 157,976     16,579   $     21,334    $ 195,889

Brian T. Kenney, V.P...........   2008   $ 120,000         0    $     86,234    $ 206,234
                                  2007   $  99,696      1,256   $     55,516    $ 156,468
-----------------------------------------------------------------------------------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal year for the fair value of stock options granted to the named executive officers in accordance with SFAS 123R. We did not grant awards to named executive officers in fiscal 2008 or 2007. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2008 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions (iii) accrued vacation and (iv)commissions.

                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                              Option Awards
                        -------------------------------------------------------------------
                                                       Equity
                                                      Incentive
                        Number of      Number of     Plan Awards:
                       Securities     Securities      Number of
                       Underlying     Underlying     Securities
                       Unexercised    Unexercised    Underlying      Option
                        Options        Options       Unexercised    Exercise       Option
                         (#)            (#)          Unearned        Price       Expiration
Name                   Exercisable   Unexercisable   Options (#)      ($)           Date
-------------------   -------------  -------------   -----------    --------    ----------
Marvin P. Loeb               72,000                                     0.50     8/13/2009
                             30,000                                     1.25     4/04/2011
                             48,000                                     2.75     4/18/2010

Glenn D. Yeik                50,000                                     0.14     1/14/2013
                             22,000                                     0.50     8/13/2013
                             30,000                                     0.50     4/15/2012
                             75,000                                     0.60     4/15/2015
                             80,000                                     0.92     3/31/2016
                             25,000                                     1.25     4/04/2011
                             48,000                                     3.84     3/20/2010

Brian T. Kenney              20,000                                     0.50     4/15/2012
                             15,000                                     1.06     3/08/2009
                             50,000                                     1.25     4/04/2011
                             15,000                                     2.75     4/18/2010
-------------------------------------------------------------------------------------------
None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year
2008.

DIRECTOR COMPENSATION IN FISCAL YEAR 2008

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of
30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years. No such grants were given during the fiscal year ended September 30, 2008.


                                        DIRECTOR COMPENSATION

                                                                         Change in
                                                                          Pension
                                                                         Value and
                                                                        Nonqualified
                     Fees Earned                         Non-Equity      Deferred          All
                          or         Stock    Option   Incentive Plan  Compensation       Other
                     Paid in Cash    Awards   Awards    Compensation     Earnings     Compensation    Total
Name                      ($)         ($)      ($) (1)       ($)            ($)             ($)        ($)
-------------------  ------------    ------  --------   -------------   -------------  ------------  -------
Donald Baker                                   10,172                                                 10,172

Richard F. Horowitz (2)                            --                                                     --
------------------------------------------------------------------------------------------------------------

None of Messrs. Baker or Horowitz exercised any options during fiscal year 2007

1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to directors, in 2008 as well as prior years, in accordance with SFAS 123R. Portions of awards granted over several years are included. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-KSB. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the directors will actually realize from the awards. Whether and to what extent, a director realizes value will depend on stock price fluctuations and the director's continued service on the Board.

2) Deceased September 2008; all unvested options cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2008 and the percent of the class so owned. Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.


                           NAME AND ADDRESS                                AMOUNT AND NATURE OF    PERCENT OF CLASS
TITLE OF CLASS             OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP       OUTSTANDING*
--------------             -------------------                             --------------------    -----------------
                               MAJOR SHAREHOLDERS
                               ------------------
Common Stock               Marvin P. Loeb, Chairman & CEO (1)                   2,486,028                 13.5%
$.01 Par Value             25901 Commercentre Drive
                           Lake Forest, CA 92630

                           Corsair Capital, LLC. (6)                            1,140,000                  6.2%
                           717 Fifth Avenue, 24 Floor
                           New York, NY 10022

                           Seth Hamot and his associates                        1,013,536                  5.5%
                           c/o Costa Brava Partnership III L.P.
                           420 Boylston Street
                           Boston, MA 02116

                           Bruce J. Haber and his associates                      931,653                  5.1%
                           145 Huguenot Street, Suite 405
                           New Rochelle, NY 10801


                               OTHER DIRECTORS AND EXECUTIVE OFFICERS
                               --------------------------------------
                           Donald Baker, Director (2)                             110,000                    *
                           544 Earlston Road
                           Kenilworth, IL 60043

                           Richard F. Horowitz, Secy. & Dir. (2)(7)                90,000                    *
                           Heller, Horowitz & Feit, P.C.
                           292 Madison Avenue
                           New York, New York 10017

                           Glenn D. Yeik, Pres. COO (3)(5)                        580,351                  3.1%

                           Brian T. Kenney, V.P. (4)(5)                           135,000                    *

                           All Directors and Executive                          3,421,375                 18.6%
                         Officers as a Group (5 persons)

-------------------
* Indicates less than 1%

(1) Consists of 2,486,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, and Options to purchase 150,000 Shares.
(2)  Consists of 50,000 Shares and Options to purchase 40,000 Shares.
(3)  Consists of 230,351 Shares, and Options to purchase 350,000 Shares.
(4)  Consists of 35,000 Shares and Options to purchase 100,000 Shares.
(5)  Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6)  Consists of Shares owned by funds managed by Corsair Capital, LLC.
(7)  Deceased September 2008

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2008, the Company incurred $7,600 of legal services with a Director, of which $3,800 was paid during the fiscal year. During the prior fiscal year ended September 30, 2007, the Company incurred $14,800 of legal services with a Director, of which $12,600 was paid during the prior fiscal year.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2008 and September 30, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2008               2007
                                       ---------         ---------
(i)       Audit Fees                     42,900            60,500
(ii)      Audit Related Fees             30,750             8,650
(iii)     Tax Fees                        7,250             8,665
(iv)      All Other Fees                 37,622             3,460


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

                                           Trimedyne, Inc.

Date: January 12, 2009                     /s/ Marvin P. Loeb
                                           -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        January 12, 2009
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               January 12, 2009
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     January 12, 2009
------------------------------
Donald Baker

/s/ Richard F. Horowitz           Secretary & Director         January 12, 2009
------------------------------
Richard F. Horowitz

/s/ Jeffrey S. Rudner             Treasurer &                  January 12, 2009
------------------------------    Chief Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm              F-2

        Report of Independent Registered Public Accounting Firm              F-3

        Consolidated Balance Sheets at September 30, 2008 and 2007           F-4

        Consolidated Statements of Operations for the years ended
        September 30, 2008 and 2007                                          F-5

        Consolidated Statements of Stockholders' Equity for the
        years ended September 30, 2008 and 2007                              F-6

        Consolidated Statements of Cash Flows for the years
        ended September 30, 2008 and 2007                                    F-7

        Notes to Consolidated Financial Statements                           F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company") as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and its subsidiaries as of September 30, 2008, and the consolidated results of its operations and its cash flow the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ McKennon Wilson & Morgan LLP
                                                   Irvine, California
                                                   January 13,2009

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as e valuating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and its subsidiaries as of September 30, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ KMJ Corbin & Company LLP
                                                    Irvine, California
                                                    January 15, 2008

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                              ASSETS
                                                                 For The Years Ended September 30,
                                                                ----------------------------------
                                                                        2008            2007
                                                                   ------------     -----------

Current assets:
  Cash and cash equivalents                                        $  2,007,000    $  3,179,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 and
    $12,000, respectively                                               954,000         574,000
  Inventories                                                         2,584,000       2,991,000
  Note due from related party                                                --           9,000
  Other current assets                                                  171,000         245,000
                                                                   ------------    ------------
      Total current assets                                            5,716,000       6,998,000

Property and equipment, net                                           1,382,000         920,000
Other                                                                    83,000          41,000
Goodwill                                                                544,000         544,000
                                                                   ------------    ------------
                                                                      7,725,000    $  8,503,000
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $     256,000    $    212,000
  Accrued expenses                                                      469,000         427,000
  Deferred revenue                                                       75,000          45,000
  Accrued warranty                                                       54,000          27,000
  Current portion of note payable and capital leases                    237,000           2,000
                                                                   ------------    ------------
    Total current liabilities                                         1,091,000         713,000

Note payable and capital leases, net of current portion                 400,000              --
Deferred rent                                                            73,000          91,000
                                                                   ------------    ------------

    Total liabilities                                                 1,564,000         804,000
                                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                                   --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding at
    September 30, 2008 and 2007                                         186,000         186,000
  Additional paid-in capital                                         51,425,000      51,373,000
  Accumulated deficit                                               (44,737,000)    (43,147,000)
                                                                   ------------    ------------
                                                                      6,874,000       8,412,000
  Treasury stock, at cost (101,609 shares)                             (713,000)       (713,000)
                                                                   ------------    ------------

   Total stockholders' equity                                         6,161,000       7,699,000
                                                                   ------------    ------------

                                                                  $   7,725,000    $  8,503,000
                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                       F-4






                         TRIMEDYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------     ------------
Net revenues:
  Products                                         $  3,832,000    $  3,777,000
  Service and rental                                  2,039,000       1,693,000
                                                   ------------    ------------
                                                      5,871,000       5,470,000
                                                   ------------    ------------

Cost of sales:
  Products                                            2,657,000       2,039,000
  Service and rental                                  1,506,000       1,122,000
                                                   ------------    ------------
                                                      4,163,000       3,161,000
                                                   ------------    ------------

Gross profit                                          1,708,000       2,309,000

Selling, general and administrative expenses          2,373,000       2,046,000
Research and development expenses                     1,311,000       1,220,000
                                                   ------------    ------------

Loss from operations                                 (1,976,000)       (957,000)
                                                   ------------    ------------
Other income (expense):
 Interest income                                         53,000         134,000
 Royalty income                                         374,000         487,000
 Interest expense                                       (38,000)        (10,000)
 Creditor settlements and recoveries                     27,000          30,000
 Loss on disposal of equipment                          (17,000)             --
                                                   ------------    ------------
   Total other income, net                              399,000         641,000
                                                   ------------    ------------

(Loss) before provision for income taxes             (1,577,000)       (316,000)

Provision for income taxes                               13,000           8,000
                                                   ------------    ------------

Net (loss)                                         $ (1,590,000)   $   (324,000)
                                                   ============    ============

Basic net (loss) per share                         $      (0.09)   $      (0.02)
                                                   ============    ============

Basic weighted average
 common shares outstanding:                          18,365,960      17,594,668
                                                   ============    ============

Diluted net (loss) per share                       $      (0.08)   $      (0.02)
                                                   ============    ============

Diluted weighted average
 common shares outstanding:                          18,365,960      17,594,668
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                       F-5






                                           TRIMEDYNE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit        Stock           Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
October 1, 2006             14,770,511         149,000      47,979,000    (42,823,000)      (713,000)      4,592,000

Issuance of common
stock                        2,915,000          29,000       3,005,000             --             --       3,034,000

Conversion of convertible
related-party notes and
accrued interest into
common stock                   763,958           8,000         314,000             --             --         322,000

Exercise of
stock options                   18,100              --          11,000             --             --          11,000

Share-based compensation
expense                             --              --          64,000             --             --          64,000

Net loss                            --              --              --       (324,000)            --        (324,000)
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2007          18,467,569    $    186,000    $ 51,373,000   $(43,147,000)  $   (713,000)   $  7,699,000

Share-based compensation
expense                             --              --          52,000             --             --          52,000

Net loss                            --              --              --     (1,590,000)            --      (1,590,000)
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2008          18,467,569    $    186,000    $ 51,425,000   $(44,737,000)  $   (713,000)   $  6,161,000
                          ============    ============    ============   ============   ============    ============


                              See accompanying notes to consolidated financial statements

                                                         F-6






                           TRIMEDYNE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended September 30,
                                                         ---------------------------------
                                                                2008           2007
                                                            -----------    -----------
Cash flows from operating activities:
  Net (loss)                                                $(1,590,000)  $   (324,000)
  Adjustments to reconcile net (loss) to net cash
  (used in) provided by operating activities:
    Stock-based compensation                                     52,000         64,000
    Accrued interest on senior secured notes                         --         11,000
    Depreciation and amortization                               315,000        234,000
    Loss on disposal of equipment                                    --             --
  Changes in operating assets and liabilities:
    Trade accounts receivable                                  (380,000)       168,000
    Inventories                                                 407,000       (395,000)
    Other assets                                                167,000        (63,000)
    Accounts payable                                             44,000       (111,000)
    Note from related party                                       9,000         29,000
    Accrued expenses                                             42,000         28,000
    Deferred revenue                                             30,000         (3,000)
    Accrued warranty                                             27,000          4,000
    Income tax payable                                               --         (4,000)
    Deferred rent                                               (18,000)        (6,000)
                                                            -----------    -----------
     Net cash (used in)operating activities                    (895,000)      (368,000)
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (143,000)      (229,000)
  Loss on disposal of fixed assets                               17,000             --
                                                            -----------    -----------
     Net cash used in investing activities                     (126,000)      (229,000)
                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                       --         11,000
   Proceeds from the sale of common stock                            --      3,034,000
   Principal payments on debt                                  (151,000)       (71,000)
                                                            -----------    -----------

     Net cash (used in) provided by financing activities       (151,000)     2,974,000
                                                            -----------    -----------
Net (decrease) increase in cash and cash equivalents         (1,172,000)     2,377,000

Cash and cash equivalents at beginning of year                3,179,000        802,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $ 2,007,000    $ 3,179,000
                                                            ===========    ===========

During the fiscal year ended September 30, 2007, the Company issued 763,958 shares of common stock to its Chief Executive Officer in connection with the conversion of senior convertible notes of $200,000 and accrued interest of $122,000 thereon owed to the officer. There were no such issuances in during the fiscal year ended September 30, 2008.

Cash paid for income taxes in the years ended September 30, 2008 and 2007 was $13,000 and $7,000, respectively. Cash paid for interest in the years ended September 30, 2008 and 2007 was $38,000 and $10,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal year ended September 30, 2008, the Company financed the purchase of equipment with $651,000 in note and lease agreements.

During the fiscal year ended September 30, 2008, the Company financed the purchase of certain insurance policies with a $134,000 note.


           See accompanying notes to consolidated financial statements

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

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

Managements' Plans

The Company has incurred losses from operations for the past two years. However, the Company believes that existing cash flows are sufficient enough to fund operations through September 30, 2009. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, the Company will raise additional debt and/or equity capital, reduce its costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that management's plans will be successful.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2008 two customers accounted for 24% and 12% of the Company's receivables. During the year ended September 30, 2007, one customer accounted for 13% of the Company's receivables. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2008 and 2007, credit losses were not significant.

At September 30, 2008, the Company had cash balances in excess of federally insured limits of $100,000 in the amount of $1,861,648.

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

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are written down to reflect their net realizable values. Writedowns are considered permanent reductions at cost basis of the related inventories.

Goodwill

Goodwill represents the excess of the cost over the acquired assets of MST. On October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adoption SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment loss recognized on goodwill during the fiscal years ended September 30, 2008 and 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123(R).


Stock-based compensation expense recognized in the Company's consolidated statements of operations for the fiscal year ended September 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal years ended September 30, 2008 and 2007 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2008 was five years.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2008 is primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal years ended September 30, 2008 and 2007, are as follows:

                                             Fiscal Years Ended September 30,
                                            ---------------------------------
                                                    2008           2007
                                                -----------    -----------
     Expected term                                  5 years       5 years
     Expected stock volatility                          94%            93%
     Risk free rate                                   3.07%          4.71%
     Dividend yield                                     --%            --%

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2008 and 2007 was $0.29 and $0.94 per option, respectively. There were no options exercised during the fiscal year ended September 30, 2008. The total intrinsic value of options exercised during the fiscal year ended September 30, 2007 was $13,370.

As of September 30, 2008, there was approximately $135,604 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next four years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the fiscal years ended September 30, 2008 and 2007, which was allocated as follows:

                                                Fiscal Years Ended September 30,
                                                -------------------------------
                                                      2008              2007
                                                   ----------        ---------
Stock-based compensation included in:
Cost of revenues                                   $   10,000         $  9,000
Research and development expenses                       5,000            7,000
Selling, general, and administrative expenses          37,000           48,000
                                                     --------         --------
                                                      $52,000         $ 64,000
                                                     ========        =========
Use of Estimates

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, note due from related party, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2008 and 2007.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the year ended September 30, 2008 and 2007, outstanding options of 60,842 and 368,418, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During both fiscal years ended September 30, 2008 and 2007, two lasers were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as an offset to cost of goods sold.

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

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      For The Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2008            2007
                                                  ------------    ------------

        Balance at beginning of period            $     27,000    $     23,000
        Charges to costs and expenses                   74,000          46,000
        Costs incurred                                 (47,000)        (42,000)
                                                  ------------    ------------
        Balance at end of period                  $     54,000    $     27,000
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

In July 2006, the Financial Accounting and Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-- an interpretation of FASB Statement No. 109 ("FIN 48")". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 was required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company's financial statements.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2008 and 2007, was $315,000 and $234,000, respectively.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 9). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on October 1, 2008 with limited impact on our financial statements and on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We plan to adopt the provisions of SFAS 159 on October 1, 2008 with limited impact on our financial statements and on our results of operations and financial condition.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations.

In May 2008, the FASB issued FAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Therefore, we will be required to adopt FSP 142-3 for the fiscal year beginning October 1, 2009. We are currently evaluating the impact of FSP No. 142-3 on our consolidated financial position and results of operations.

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

                                For The Years Ended September 30,
                                ---------------------------------
                                        2008           2007
                                   ------------       -----------
Raw materials                      $  1,036,000       $ 1,129,000
Work-in-process                         722,000           940,000
Finished goods                          826,000           922,000
                                   ------------       -----------
                                   $  2,584,000       $ 2,991,000
                                   ============       ===========

For the fiscal years ended September 30, 2008 and 2007, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                For The Years Ended September 30,
                                ---------------------------------
                                        2008             2007
                                   ------------       -----------

   Royalty receivable              $    58,000        $   132,000
   Prepaid insurance                    86,000             86,000
   Deposits                              9,000              6,000
   Prepaid income tax                    5,000              4,000
   Other                                13,000             17,000
                                   -----------        -----------
   Total other current assets      $   171,000        $   245,000
                                   ============       ===========

Property and equipment, net consists of the following:

                                               For The Years Ended September 30,
                                               ---------------------------------
                                                     2008           2007
                                                 ------------    -----------
Furniture and equipment                           $ 3,216,000    $ 2,513,000
Leasehold improvements                                619,000        619,000
Other                                                 282,000        216,000
                                                  -----------    -----------
                                                  $ 4,117,000    $ 3,348,000
Less accumulated depreciation and amortization     (2,735,000)    (2,428,000)
                                                  -----------    -----------
                                                  $ 1,382,000    $   920,000
                                                  ===========    ===========

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2008, equipment purchased under capital leases had a cost of $692,000 and an accumulated depreciation of $66,000.

Accrued expenses consist of the following:

                                               For The Years Ended September 30,
                                               ---------------------------------
                                                   2008                2007
                                               ------------        -----------
   Accrued vacation                                 187,000        $   149,000
   Accrued salaries and wages                       130,000            103,000
   Sales and use tax                                 67,000             66,000
   Accrued professional fees                          4,000             43,000
   Customer deposits                                 13,000             10,000
   Commissions                                       51,000             34,000
   Accrued payroll tax                                8,000              8,000
   Other                                              9,000             14,000
                                               ------------        -----------
   Total accrued expenses                      $    469,000        $   427,000
                                               ============        ===========

 NOTE 4. ACQUISITION OF CPT

On August 6, 2008, the Company, through its subsidiary MST, acquired certain assets and assumed certain liabilities of CPT Services, Inc. ("CPT") for an aggregate cash purchase price of $21,000. CPT provided laser service and repair services similar to the MST. The acquisition is expected to assist the MST in the expansion of its services.

Since the assets acquired constituted a business, the acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition.

The purchase price of CPT has been allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management as follows:

    Property and equipment                          $     129,000
    Intangible asset - customer list                       30,000
    Notes and leases payable                             (138,000)
                                                    -------------
    Cash paid                                       $      21,000
                                                    =============

The customer relationships are considered an intangible asset and are being amortized over the estimated useful live of five years from the date of the acquisition. The estimated useful life was determined based upon the historical lives of the customer base. The pro-forma financial statements have not been provided as they are insignificant to the Company's financial statements.

NOTE 5. NOTES PAYABLE AND CAPITAL LEASES

SENIOR CONVERTIBLE SECURED NOTES DUE TO OFFICER

During the fiscal year ended September 30, 2007, the Company had two senior convertible secured notes (the "Convertible Notes") in the amounts of $150,000 and $50,000 to its Chief Executive Officer. The Convertible Notes accrued interest at 12%, per annum, with maturity dates of February 27, and April 15, 2007, respectively, and were convertible, including accrued interest thereon, into common stock, based on $0.40 per share and $0.50 per share (the "Conversion Price"), respectively. The Notes and the accrued interest thereon of $122,000, were converted into 763,958 shares of common stock on their respective maturity dates. Their were no such Notes during issued during the fiscal year ended September 30,2008.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at September 30, 2008:

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                                99,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 213,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           23,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    87,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                  52,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            89,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                            74,000
                                                                                     -----------
                                                                                         637,000

Less:  current portion                                                                  (237,000)
                                                                                     -----------
                                                                                     $   400,000
                                                                                     ===========

The Company leases certain equipment under capital leases with terms ranging from three to five years. Future annual minimum lease payments are as follows as of September 30:

           2009                                                     $   200,000
           2010                                                         200,000
           2011                                                         157,000
           2012                                                          80,000
           2013                                                          17,000
                                                                    -----------
           Total minimum lease payments                                 654,000
           Less amount representing interest                            (91,000)
                                                                    -----------
           Present value of future minimum lease payments               563,000

           Less current portion of capital lease payments               163,000
                                                                    -----------
           Capital lease obligations, net of current portion        $   400,000
                                                                    ===========

NOTE 6. INCOME TAXES

The deferred income tax balances at September 30, 2008, are comprised of the following:

Deferred income tax assets (liabilities):
    Net operating loss carry forwards               $  12,422,000
    Inventories                                           139,000
    Reserves and accruals                                 252,000
    Research and development credits                    2,591,000
    Depreciation and amortization                         (72,000)
    Other                                                   4,000
    Valuation allowance                               (15,336,000)
                                                    -------------
                                                    $          --
                                                    =============

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The valuation allowance for deferred tax assets decreased approximately $504,000 during the year ended September 30, 2008 and approximately $475,000 during the year ended September 30. 2007, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2008 and 2007, the Company recorded a current provision for state income taxes of $13,000 and $8,000, respectively. There was not a provision for federal income taxes.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2008 and 2007:

                                                          September 30,
                                                       2008           2007
                                                    ----------     ----------
Statutory federal income tax rate                    (34.00) %       (34.00) %

Increase (decrease) in tax rate resulting from:
  State tax benefit, net of federal benefit           (5.80) %        (5.80) %
  Other                                               (0.03) %         0.50  %
  Valuation Allowance                                 40.63  %        41.80  %
                                                    ----------     ----------
Effective income tax rate                              0.80  %         2.50  %
                                                    ==========     ==========

At September 30, 2008, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $35.6 million and $5.0 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2020 and 2011, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2028 for federal tax purposes.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 2010, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which expires in March 2011.

Future annual minimum lease payments under the above lease agreements, at September 30, 2008 are as follows:

       Years ending
       September 30,
       -------------
           2009              $   374,000
           2010                  385,000
           2011                  183,000
                             -----------
           Total             $   942,000
                             ===========

Rent expense for the years ended September 30, 2008 and 2007 was approximately $358,000 and $356,000, respectively.

In accordance with SFAS No. 13 "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases", rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, the unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the $100,000 allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability. As of September 30, 2008, this liability was $75,000.

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

See Note 5 regarding capital leases.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For the years ended September 30, 2008 and 2007 the Company recognized as income $374,000 and $487,000, respectively, in royalties from Lumenis. These amounts are all included as other income in the accompanying statements of operations.

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

The Company believes its objection makes a convincing argument to avoid including our pulsed Holmium Lasers with other thermal devices in CMS' proposed decision. The Company expects it will take until October or later before CMS makes a final decision to either deny or approve reimbursement for TIPS or take no action, leaving the decision on what to reimburse or not to its 30 or so local reimbursement bodies. If CMS makes a final decision to deny reimbursement for the use of our pulsed Holmium Lasers in TIPS, our spinal business would be adversely affected.
                                      F-17

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

                                                 Shares of              Weighted
                                               Common Stock             Average           Range of
                                               Issuable Upon         Exercise Price       Exercise
                                           Exercise of Warrants        Per Share           Prices
                                          ----------------------   -----------------   ---------------

Outstanding, at September 30, 2006                            --   $              --   $            --
                                          ----------------------
Issued                                                   212,000   $            1.25   $          1.25
                                          ----------------------
Outstanding, at September 30, 2007                       212,000   $            1.25   $          1.25

Issued                                                        --                  --                --
                                          ----------------------
Outstanding, at September 30, 2008                       212,000   $            1.25   $          1.25
                                          ======================

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

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During fiscal 2008, the Board of Directors authorized the grant of non-qualified stock options to purchase 96,500 shares as follows:

                         Number of            Option Exercise
                         Options(1)           Price Per Share(2)
                         ---------            -----------------
                           41,500                   $0.38
                           30,000                   $0.35
                           25,000                   $0.77

(1) These options vest over five years and expire ten (10) years from the date of grant.
(2) Exercise price per share is based on the closing price of the Company's common stock on the date of grant.

Stock Options Outstanding:

                                                                            Weighted-
                                                                             Average
                                                             Weighted-      Remaining
                                                             Average       Contractual     Aggregate
                                                             Exercise         Term         Intrinsic
                                                 Shares        Price         (Years)         Value
                                               ----------    ---------     -----------    -----------
    Options outstanding at October 1, 2006      1,425,979    $   1.16
    Options granted                               172,000    $   1.26
    Options exercised                             (18,100)   $   0.49
    Options forfeited                            (152,900)   $   1.53
                                               ----------    ---------
    Options outstanding at September 30, 2007   1,426,979    $   1.14

    Options granted                                96,500    $   0.47
    Options exercised                                  --          --
    Options forfeited                             (97,000)   $   1.04
                                               ----------    ---------
    Options outstanding at September 30, 2008   1,426,479    $   1.10             4.0     $     4,550
                                               ==========    =========     ===========    ===========

    Options exercisable at September 30, 2008   1,244,229    $   1.13             3.4     $     4,550
                                               ==========    =========     ===========    ===========

The following table summarizes information concerning outstanding and exercisable options at September 30, 2008:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ------------------------                         -------------------
                     Outstanding      Weighted-Average                           Exercisable   Weighted-
    Range of            as of            Remaining           Weighted-Average      as of        Average
Exercise Prices       9/30/2008   Contractual Life (years)   Exercise Price      9/30/2008   Exercise Price
-----------------     ---------   ------------------------   --------------      ---------   --------------
$0.14 - $0.38          151,500              4.3                    $0.27            121,500         $0.25
$0.39 - $0.94          586,679              5.0                    $0.61            509,029         $0.59
$0.95 - $1.88          523,400              3.5                    $1.30            448,800         $1.28
$1.89 - $2.61           16,000              1.7                    $2.29             16,000         $2.29
$2.62 - $3.38          100,900              1.5                    $2.75            100,900         $2.75
$3.39 - $4.25           48,000              1.5                    $3.84             48,000         $3.84
                     ----------         ----------               --------         ----------      --------
                     1,426,479              4.0                    $1.10          1,244,229         $1.13
                     ==========         ==========               ========         ==========      ========

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2008 and 2007 was $0.29 and $0.94 per option, respectively. There were no options exercised during the fiscal year ended September 30, 2008. The total intrinsic value of options exercised during the fiscal year ended September 30, 2007 was $13,370.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2008 and 2007 totaled $32,000 and $31,000, respectively.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                 For the year ended September 30, 2008:           For the year ended September 30, 2007:

                                                Service and                                  Service and
                                  Product          Rental        Total            Product      Rental          Total
                               ------------------------------------------     ------------------------------------------
Revenues                       $ 3,832,000      $2,039,000    $ 5,871,000       $ 3,777,000   $1,693,000      $5,470,000

Cost of sales                    2,657,000       1,506,000      4,163,000         2,039,000    1,122,000       3,161,000
                               ------------------------------------------     ------------------------------------------

Gross profit                     1,175,000         533,000      1,708,000         1,738,000      571,000       2,039,000

Expenses:
Selling, general and
  administrative                 1,877,000         496,000      2,373,000         1,676,000      370,000       2,046,000
Research and development         1,311,000              --      1,311,000         1,220,000           --       1,220,000
                               ------------------------------------------     ------------------------------------------

(Loss) income from operations  $(2,013,000)       $ 37,000     (1,976,000)      $(1,158,000)    $201,000        (957,000)
                               ===========       =========                      ===========    =========
Other income (expense):
 Interest income                                                   53,000                                        134,000
 Royalty income                                                   374,000                                        487,000
 Interest expense                                                 (38,000)                                       (10,000)
 Creditor settlements and recoveries                               27,000                                         31,000
 Loss on disposal of equipment                                    (17,000)                                        (1,000)
                                                               ----------                                     ----------

(Loss) before provision for income taxes                       (1,577,000)                                      (316,000)

Provision for income taxes                                         13,000                                          8,000
                                                               ----------                                     ----------

Net (loss)                                                    $(1,590,000)                                    $ (324,000)
                                                              ===========                                     ==========

Sales in foreign countries in fiscal 2008 and 2007 accounted for approximately 24.6% and 22.9%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                                          2008            2007
                                      ----------      ----------
                    Asia              $  802,000      $  675,000
                    Europe               224,000         224,000
                    Latin America        118,000         138,000
                    Middle East           80,000           1,000
                    Australia            121,000           6,000
                    Africa                    --              --
                    Other                 99,000         209,000
                                      ----------      ----------
                                      $1,444,000      $1,253,000
                                      ==========      ==========

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sales and gross profit to customers by similar products and services for the fiscal year ended September 30, 2008 and September 30, 2007 were as follows:

                                           For the year ended September 30,
                                                 2008           2007
                                             -----------    -----------
By similar products and services:

Sales
 Products:
  Lasers and accessories                     $ 1,111,000    $   673,000
  Fibers, Needles and Tips                     2,721,000      3,104,000
 Service and rental                            2,039,000      1,693,000
                                             -----------    -----------
        Total                                $ 5,871,000    $ 5,470,000
                                             ===========    ===========
Gross profit
 Products:
  Lasers and accessories                    $    66,000     $   137,000
  Fibers, Needles and Tips                    1,109,000       1,601,000
 Service and rental                             533,000         571,000
                                            -----------     -----------
        Total                               $ 1,708,000     $ 2,309,000
                                            ===========     ===========

All the Company's long-lived assets were located in the United States at September 30, 2008.

NOTE 11. RELATED PARTY TRANSACTIONS

During the fiscal years ended September 30, 2008 and 2007, the Company incurred $6,900 and $14,800 of legal services rendered by a Director, respectively, of which $1,000 was still outstanding and included in accounts payable as of September 30, 2008.

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

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bears interest at 8.0% per annum, and matured on March 31, 2008. During the fiscal year ended September 30, 2008 the Note was paid in full. During the fiscal year ended September 30, 2007, the Company received $29,000 in principal reduction payments from Cardiomedics, reducing the principal balance of the Note to $9,000 and recorded $2,000 in interest income in connection with the above agreement.

In connection with the above service agreement with Cardiomedics, the Company received $33,000 in service income during the fiscal year ended September 30, 2008.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2008 and 2007, the Company incurred $36,000 and $38,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense, of which $4,000 was included in the balance of accounts payable at September 30, 2008.