Form 10-K/A
period 2008-09-30
TRIMEDYNE INC
filed 2009-02-10
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

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


                                        2

                                     PART I

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A for the year ended September 30, 2008 is being filed to amend Part II Item 8A "Controls and Procedures", to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to conform to the form of certification in Item 601(b)(31) of Regulation S-K and to include additional information on our operating segments.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year ended September 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inhere nt limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

                                           Trimedyne, Inc.

Date: February 10, 2009                     /s/ Marvin P. Loeb
                                           -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        February 10, 2009
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               February 10, 2009
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     February 10, 2009
------------------------------
Donald Baker

/s/ Jeffrey S. Rudner             Treasurer &                  February 10, 2009
------------------------------    Principal Accounting Officer
Jeffrey S. Rudner

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

                                               /s/ McKennon Wilson & Morgan LLP
                                                   Irvine, California
                                                   January 13, 2009

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

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SEGMENT INFORMATION:

The Company's segments consist of individual companies managed separately with each manager reporting to the Chief Executive Officer. Revenue, and operating or segment profit, are reflected net of inter-segment sales and profits. Segment profit is comprised of net sales less operating expenses. Other income and expense and income taxes are not allocated and reported by segment since they are excluded from the measure of segment performance reviewed by management.

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