Form 10-Q
period 2008-12-31
TRIMEDYNE INC
filed 2009-02-23
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  December 31, 2008                                               0-10581
  -----------------                                               -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                       36-3094439
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

           Class                                Outstanding at February 20, 2009
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                         18,365,960 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)   3

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis or
                 Plan of Operation                                         13

        ITEM 3.  Controls and Procedures                                   17

PART II.         Other Information                                         18

SIGNATURE PAGE                                                             19

CERTIFICATIONS                                                             20

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                   December 31, 2008        September 30, 2008
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $        1,677,000        $        2,007,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 and
    $12,000, respectively                                                    950,000                   954,000
  Inventories                                                              2,478,000                 2,584,000
  Other current assets                                                       126,000                   171,000
                                                                  ------------------        ------------------
      Total current assets                                                 5,231,000                 5,716,000

Property and equipment, net                                                1,314,000                 1,382,000
Other                                                                         81,000                    83,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        7,170,000        $        7,725,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          248,000        $          256,000
  Accrued expenses                                                           436,000                   469,000
  Deferred revenue                                                            78,000                    75,000
  Accrued warranty                                                            51,000                    54,000
  Current portion of note payable and capital leases                         197,000                   237,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,010,000                 1,091,000

Note payable and capital leases, net of current portion                      363,000                   400,000
Deferred rent                                                                 68,000                    73,000
                                                                  ------------------        ------------------

    Total liabilities                                                      1,441,000                 1,564,000
                                                                  ------------------        ------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                        --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding at
    December 31, 2008 and September 30, 2008                                 186,000                   186,000
  Additional paid-in capital                                              51,438,000                51,425,000
  Accumulated deficit                                                    (45,182,000)              (44,737,000)
                                                                  ------------------        ------------------
                                                                           6,442,000                 6,874,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              5,729,000                 6,161,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        7,170,000        $        7,725,000
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements




                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                           December 31,

                                                         2008           2007
                                                    ------------   ------------
Net revenues                                        $  1,610,000   $  1,186,000
Cost of revenues                                       1,076,000        831,000
                                                    ------------   ------------
  Gross profit                                           534,000        355,000

Operating expenses:
 Selling, general and administrative                     716,000        551,000
 Research and development                                296,000        253,000
                                                    ------------   ------------
   Total operating expenses                            1,012,000        804,000
                                                    ------------   ------------

(Loss) from operations                                  (478,000)      (449,000)

Other income, net                                         38,000         72,000
                                                    ------------   ------------

(Loss) before income taxes                              (440,000)      (377,000)

Provision for income taxes                                 5,000             --
                                                    ------------   ------------

Net (loss)                                          $   (445,000)  $   (377,000)
                                                    ============    ===========

Net (loss) per share:

  Basic                                             $      (0.02)  $      (0.02)
                                                    ============   ============
  Diluted                                           $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding:

   Basic                                              18,365,960     18,365,960
                                                    ============   ============
   Diluted                                            18,365,960     18,365,960
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements




                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                                December 31,
                                                                             2008          2007
                                                                          -----------   -----------
Cash flows from operating activities:
Net (loss)                                                                   (445,000)     (377,000)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
      Stock-based compensation                                                 11,000        15,000
      Depreciation and amortization                                            90,000        65,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                               4,000        (2,000)
        Inventories                                                           106,000      (164,000)
        Other assets                                                           47,000       (41,000)
        Accounts payable                                                       (8,000)       (3,000)
        Note from related party                                                    --         2,000
        Accrued expenses                                                      (31,000)      (77,000)
        Deferred revenue                                                        3,000        10,000
        Accrued warranty                                                       (3,000)       (3,000)
        Deferred rent                                                          (5,000)       (3,000)
                                                                          -----------   -----------

      Net cash (used in) operating activities                                (231,000)     (578,000)
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (22,000)      (25,000)
                                                                          -----------   -----------
      Net cash (used in) investing activities                                 (22,000)      (25,000)
                                                                          -----------   -----------

Cash flows from financing activities:

   Payments on debt                                                           (77,000)       (8,000)
                                                                          -----------   -----------

     Net cash (used in) financing activities                                  (77,000)       (8,000)
                                                                          -----------   -----------

Net (decrease) in cash and cash equivalents                                  (330,000)     (611,000)
Cash and cash equivalents at beginning of period                            2,007,000     3,179,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,677,000   $ 2,568,000
                                                                          ===========   ===========


Supplemental disclosure of cash flow information:

During the three months ended December 31, 2007, the Company financed the purchase of equipment for $127,000.

Cash paid for income taxes during the three months ended December 31, 2008 was $5,000 and no cash was paid for income taxes during the three months ended
December 31,2007. Cash paid for interest during the three months ended December
31, 2008 and 2007 was approximately $13,000 and $3,000,respectively.


      See accompanying notes to condensed consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

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

Managements' Plans

The Company has incurred losses from operations for the past two years. However, the Company believes that existing cash flows are sufficient enough to fund operations through December 31, 2009. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, the Company will raise additional debt and/or equity capital, reduce its costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that management's plans will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2008 and the results of its operations and its cash flows for the three months ended December 31, 2008 and 2007. Results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2008 annual report on Form 10-K for the year ended September 30, 2008.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three months ended December 31, 2008, there were no stock options granted.

As of December 31, 2008, there was approximately $111,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next 4.75 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three months ended December 31, 2008 and 2007, which was allocated as follows:

                                                    Three Months Ended     Three Months Ended
                                                    December 31, 2008      December 31, 2007
                                                    ------------------     -----------------

Stock-based compensation included in:
   Cost of revenues                                     $  3,000               $  3,000
   Research and development expenses                    $  1,000               $  1,000
   Selling, general, and administrative expenses        $  7,000               $ 11,000

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2008 because of the short maturity of these instruments.

Effective October 1, 2008, the first day of the Company's fiscal year 2009, the Company adopted SFAS 157 and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," for financial assets and liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of SFAS 157, and the adoption did not have a material effect on the Company's results of operations. SFAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of December 31, 2008 two customers accounted for 18% and 14% of the Company's receivables.

At December 31, 2008, the Company had cash balances in excess of federally insured limits.

Goodwill

The Company accounts for goodwill and acquired intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, our service and rental group, to which goodwill is assigned.

SFAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2008, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of September 30, 2008.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues. Previously the Company included such revenues as an offset to costs of goods sold. The change in classification did not have a significant impact on the presentation of the Company's financial statements for the three months ended December 31, 2008.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended December 31, 2008 and 2007, outstanding options of 75,056 and 473,538, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 7). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. SFAS No. 141R will be effective for the Company's fiscal 2010 beginning October 1, 2009. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2") which allows the delay of the effective date of SFAS No. 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective October 1, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, other intangible and long-lived assets. The Company is in the process of determining the effects, if any, SFAS No. 157's application to such nonfinancial assets and liabilities will hav e on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Therefore, we will be required to adopt FSP 142-3 for the fiscal year beginning October 1, 2010. We are currently evaluating the impact of FSP No. 142-3 on our consolidated financial position and results of operations.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                            December 31,   September 30,
                                                2008           2008
                                            -----------    -----------
   Raw materials                            $   950,000    $ 1,036,000
   Work-in-process                              748,000        722,000
   Finished goods                               780,000        826,000
                                            -----------   ------------
                                            $ 2,478,000    $ 2,584,000
                                            ===========   ============

For the three months ended December 31, 2008 and 2007, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                               December 31,  September 30,
                                                  2008            2008
                                               -----------    -----------
   Royalty receivable                          $    45,000    $    58,000
   Prepaid insurance                                55,000         86,000
   Prepaid other                                    12,000         13,000
   Prepaid income tax                                5,000          5,000
   Short-term deposits                               9,000          9,000
                                               -----------    -----------
   Total other current assets                  $   126,000    $   171,000
                                               ===========    ===========

Property and equipment consist of the following:

                                                    December 31,   September 30,
                                                       2008            2008
                                                    -----------    -----------
   Furniture and equipment                          $ 3,236,000    $ 3,216,000
   Leasehold improvements                               619,000        619,000
   Other                                                282,000        282,000
                                                   ------------    -----------
                                                      4,137,000      4,117,000
Less accumulated depreciation and amortization       (2,823,000)    (2,735,000)
                                                   ------------    -----------
   Total property and equipment                    $  1,314,000    $ 1,382,000
                                                   ============    ===========

Accrued expenses consist of the following:

                                              December 31,   September 30,
                                                  2008            2008
                                              -----------    -----------
   Accrued vacation                           $   174,000    $   187,000
   Accrued salaries and wages                      72,000        130,000
   Sales and use tax                               70,000         67,000
   Accrued professional expenses                       --          4,000
   Customer deposits                               16,000         13,000
   Accrued commissions                             82,000         51,000
   Accrued payroll taxes                           14,000          8,000
   Other                                            8,000          9,000
                                              -----------    -----------
   Total accrued expenses                     $   436,000    $   469,000
                                              ===========    ===========


NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consisted of the following at December 31, 2008 and September 30, 2008:
                                                                                       December 31,     September 30,
                                                                                          2008              2008
                                                                                       -----------      ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                             $    92,000      $     99,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                   203,000           213,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                             22,000            23,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                      81,000            87,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                    44,000            52,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                              81,000            89,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                              37,000            74,000
                                                                                       -----------      ------------
                                                                                           560,000           637,000
Less:  current portion                                                                    (197,000)         (237,000)
                                                                                       -----------      ------------
                                                                                       $   363,000      $    400,000
                                                                                       ===========      ============

NOTE 4 - Commitments and Contingencies

Litigation

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants petitioned the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The court granted the request of the Company and other defendants to stay the case for at least one year. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any claims b y CardioFocus, Inc.

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

Risks and Uncertainties

The Centers for Medicare and Medicaid Services (CMS), the agency of the U.S. Government that administers the Medicare Program, recently announced a decision to deny reimbursement for thermal intradiscal procedures (TIPs). Thermal procedures to treat spinal discs typically entail the use of electrothermal (ET) or radiofrequency (RF) energy to heat or coagulate the nucleus of the disc, a spongy, gelatinous material that absorbs shocks when people run, jump or are injured, to prevent damage to the vertebra.

CMS, however, included the use of laser energy in its denial of reimbursement, as the early lasers used in spinal disc treatment, Nd:YAG and KTP lasers, emit continuous wave (CW) energy at a constant level, which is thermal, like ET or RF energy. The Company's pulsed Holmium Lasers emit pulsed energy, which is highly absorbed by water in the cells, which is rapidly turned to steam, vaporizing the tissue. The tissue cools between the pulses, which last a few hundred microseconds (millionths of a second), and only a small amount of heating or coagulation occurs.

The Company filed an objection to CMS' lumping its pulsed Holmium Lasers with ET, RF and older, thermal Nd:YAG and KTP lasers, few if any of which are still in use in the treatment of spinal discs, and the Company attached ten (10) published papers on clinical studies of Holmium laser energy that support our position.

While the Company disagrees with CMS' decision, very few disc treatments with its lasers are performed, as herniated and ruptured discs typically affect people of an average age of about 45.

NOTE 5 - Other Income

During the three months ended December 31, 2008 and 2007, the Company recognized $45,000 and $44,000, respectively, in royalties in connection with the terms of a 2005 OEM agreement from Lumenis, Inc. These royalties are included in other income in the accompanying statements of operations.

NOTE 6 - Related Party Transactions

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the three months ended December 31, 2008 and 2007, the Company incurred $3,000 and $2,000, respectively in expense for the services provided under the agreement.

NOTE 7 - Segment Information

The Company's segments consist of individual companies managed separately with each manager reporting to the Chief Executive Officer. Revenues, and operating or segment profit, are reflected net of inter-segment sales and profits. Segment profit is comprised of net sales less operating expenses. Other income and expense and income taxes are not allocated and reported by segment since they are excluded from the measure of segment performance reviewed by management.

Data with respect to these operating activities for the three months ended December 31, 2008 and 2007 are as follows:

                                            For the Three Months Ended                       For the Three Months Ended
                                                 December 31, 2008                                 December 31, 2007

                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                      ---------------------------------------         -----------------------------------------

   Revenue                            $   984,000   $   626,000   $ 1,610,000         $   771,000   $    415,000    $ 1,186,000
   Cost of sales                          662,000       414,000     1,076,000             481,000        350,000        831,000
                                      ---------------------------------------         -----------------------------------------

   Gross profit                           322,000       212,000       534,000             290,000         65,000        355,000

   Expenses:
   Selling, general and
     administrative                       561,000       155,000       716,000             434,000        117,000        551,000
   Research and development               296,000            --       296,000             253,000             --        253,000
                                      ---------------------------------------         -----------------------------------------

   Income (loss) from operations      $  (535,000)  $    57,000     (478,000)         $  (397,000)    $  (52,000)      (449,000)
                                      =========================                       ==========================
   Other:
     Interest income                                                    4,000                                            26,000
     Interest expense                                                 (13,000)                                           (3,000)
     Royalty income                                                    45,000                                            44,000
     Settlements and recoveries                                         2,000                                             5,000
     Provision for income tax                                          (5,000)                                               --
                                                                  -----------                                       -----------
   Net (loss)                                                     $  (445,000)                                      $  (377,000)
                                                                  ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2008 and 2007 were as follows:

                                           For the Three Months
                                            Ended December 31,

                                             2008         2007
                                          ----------   ----------
By similar products and services:
Revenues:
  Laser equipment and accessories         $  325,000   $   89,000
  Delivery and disposable devices            659,000      682,000
  Service and rental                         626,000      415,000
                                          ----------   ----------
        Total                             $1,610,000   $1,186,000
                                          ==========   ==========

Gross profit
  Laser equipment and accessories         $   83,000   $       --
  Delivery and disposable devices            239,000      290,000
  Service and rental                         212,000       65,000
                                          ----------   ----------
        Total                             $  534,000   $  355,000
                                          ==========   ==========


Sales in foreign countries for the quarters ended December 31, 2008 and 2007 accounted for approximately 26% and 21%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                        Three Months Ended     Three Months Ended
                        December 31, 2008      December 31, 2007
                        -----------------      -----------------
Asia                       $    364,000           $     50,000
Europe                           49,000                102,000
Latin America                        --                 11,000
Australia                        10,000                  1,000
Other                                --                 80,000
                          -------------           ------------
                          $     423,000           $    244,000
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2008 and 2007. Total segment assets for the Products segment were $5,055,000 and Service and Rental were $1,058,000 at December 31, 2008. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of goodwill, etc.

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the three months ended December 31, 2008 and 2007, two lasers were being rented from Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Goodwill

The Company accounts for goodwill and acquired intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS")No. 142 "Goodwill and Other Intangible Assets", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, our service and rental group, to which goodwill is assigned.

SFAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2008, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of December 31, 2008.

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

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne.

Quarter ended December 31, 2008 compared to quarter ended December 31, 2007

During the quarter ended December 31, 2008, net revenues were $1,610,000 as compared to $1,186,000 for the same period of the previous year, a $424,000 or 35.8% increase. Net sales from lasers and accessories increased by $236,000 or 265.2% to $325,000 during the three months ended December 31, 2008 from $89,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $23,000 or 3.4% to $659,000 in the current quarter from $682,000 in the same quarter of the prior year. The net increase in revenues was due to the increase in export sales which increased by $179,000 or 73.4% to $423,000 from $244,000 in the prior year quarter. Net sales from service and rental increased by $211,000 or 50.8% to $626,000 from $415,000 for the same quarters. The increase in service and rental revenue was primarily the result of a 46.8% increase fee per case revenue from MST.

Cost of sales during the quarter ended December 31, 2008 was 66.8% of net revenue as compared to 70.1% of net revenues for the prior year quarter. Gross profit from the sale of lasers and accessories was 25.5% as compared to 0.0% of net revenues for the prior year three-month period. The increase in gross profit was due to a lower percentage of overhead being absorbed in a higher production level as a result of increasing sales. Gross profit from the sale of delivery and disposable devices was 36.3% as compared to 42.5% for the prior year period. This decrease was due to a higher percentage of overhead being absorbed in lower production as a result of decreasing sales. Gross profit from revenue received from service and rentals was 33.9% in the current quarter, as compared to 15.7% for the prior three-month period. This increase in gross profit was primarily due to an increase in MST's sales changing its product mix to offer higher revenue services, while maintaining its existing overhead.

Selling, general and administrative expenses increased in the current quarter to $716,000 from $551,000 in the prior year quarter, an increase of $165,000 or 29.9%. The increase in selling, general and administrative expenses was primarily the result of increases in the following: $12,000 in payroll related expense due to increasing staff, $50,000 in expense for outside services resulting from our planned conversion to a new manufacturing and accounting records processing system,$43,000 in professional fees incurred for auditing and preparation of tax returns, $41,000 in commission expense primarily for international sales, $15,000 in legal expense and $3,000 in insurance expense.

Research and development expenditures for the quarter ended December 31, 2008, increased $43,000 or 17.0% to $296,000 as compared to $253,000 in the quarter ended December 31, 2007. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income, net decreased by $34,000 or 47.2% to $38,000 in the first quarter ended December 31, 2008 from $72,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2008 primarily consisted of $45,000 of royalty income and $4,000 in interest income, offset by $13,000 in interest expense. In the period ended December 31, 2007, other income primarily consisted of $44,000 of royalty income and $26,000 in interest income, offset by $3,000 in interest expense. The decrease in other income was primarily the result of decreasing interest rates the Company realized on its interest bearing investments, offset by an increase in interest resulting from servicing of equipment loans for purchases during the later part of the fiscal year ended September 30, 2008.

For the current quarter, the Company had a net loss of $445,000 or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to net loss of $377,000, or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital Resources

At December 31, 2008, the Company had working capital of $4,221,000 compared to $4,625,000 at the end of the fiscal year ended September 30, 2008. Cash decreased by $330,000 to $1,677,000 from $2,007,000 at the fiscal year ended September 30, 2008. During the three month period ended December 31, 2008, net cash used in operating activities was $231,000. Net cash used in investing activities was $22,000 for the purchase of equipment. Net cash used in financing activities during the same three month period was $77,000, which was the result of payments on debt incurred for the servicing of equipment loans. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs for the next twelve months. We could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we continue to incur losses, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital, which may not be available at an acceptable cost, if and when needed. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2008.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II  Other Information

ITEM 1.  Legal Proceedings

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants petitioned the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The court granted the request of the Company and the other defendants to stay the case for at least one year. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any clai ms by CardioFocus, Inc.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits

         (a)      Exhibits
                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             TRIMEDYNE, INC.

Date:  February 23, 2009                 /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  February 23, 2009                 /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Accounting Officer