Form 10-K/A
period 2008-09-30
TRIMEDYNE INC
filed 2009-03-20
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

EXPLANATORY NOTE

This abbreviated Amendment No. 2 to Form 10-K/A for the year ended September 30, 2008 is being filed to amend Part II Item 8A "Controls and Procedures" and to disclosure revisions to Exhibit 31.1 and 31.2 to be in compliance with the exact form prescribed by Item 601(b)(31) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trimedyne, Inc.

Date: March 20, 2009                       /s/ Marvin P. Loeb
                                           -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        March 20, 2009
------------------------------    of Directors &
Marvin P. Loeb                    Principal Executive Officer

/s/ Glenn D. Yeik                 President, COO               March 20, 2009
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     March 20, 2009
------------------------------
Donald Baker

/s/ Jeffrey S. Rudner             Treasurer &                  March 20, 2009
------------------------------    Principal Accounting Officer
Jeffrey S. Rudner

Item 8A.  Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer (PEO) and principal financial officer (PFO) and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management including our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and we concluded that our Internal controls over financial reporting were not effective.

Our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

In reaching our conclusion we considered our failure to provide management's report on internal controls over financial reporting as specifically required in
Item 380T of Regulation S-K that constituted a "material weakness" in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

         1. Procedures were not in place to assure that we file an annual report for the fiscal year indicating management's assessment of internal control over financial reporting as specifically required in Item 308T of Regulation S-K.

         2. Procedures were not in place to insure that our Principal Executive Officer and Principal Financial Officer certifications were filed in the exact prescribed form set forth in Item 601(B) (31) of Regulation S-K and include the introductory language of Paragraph 4 of Item 601(B) (31) of Regulation S-K

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Subsequent Remediation Plan

During 2009, the Company, with the assistance of an external finance and accounting advisory firm with relevant SEC compliance experience has established additional procedures to strengthen the Company's financial and disclosure controls and has taken the following action:

Procedures have been put in place, which includes the review by our external securities attorney, to properly review our future filings to insure that there are no omissions of required disclosures and certifications do not contain language that does not conform to Item (601)(31) of Regulation S-K.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in 2009, we have engaged external resources to provide dedicated expertise to ensure proper reporting.