Form 10-Q/A
period 2008-12-31
TRIMEDYNE INC
filed 2009-03-20
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                QUARTERLY REPORT


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

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     4

        ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)   4

                 Condensed Consolidated Balance Sheets                     4

                 Condensed Consolidated Statements of Operations           5

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis or
                 Plan of Operation                                         14

        ITEM 3.  Controls and Procedures                                   18

PART II.         Other Information                                         18

SIGNATURE PAGE                                                             20

CERTIFICATIONS                                                             21

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the three months ended December 31, 2008 is being filed to amend to disclosure revisions to Exhibit 31.1 and 31.2 to be in compliance with the exact form prescribed by Item 601(b)(31) of Regulation S-K. In addition, certain segment information has been modified to accurately reflect the allocation of assets.

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
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements





                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                           December 31,

                                                         2008           2007
                                                    ------------   ------------
Net revenues                                        $  1,610,000   $  1,186,000
Cost of revenues                                       1,076,000        831,000
                                                    ------------   ------------
  Gross profit                                           534,000        355,000

Operating expenses:
 Selling, general and administrative                     716,000        551,000
 Research and development                                296,000        253,000
                                                    ------------   ------------
   Total operating expenses                            1,012,000        804,000
                                                    ------------   ------------

(Loss) from operations                                  (478,000)      (449,000)

Other income, net                                         38,000         72,000
                                                    ------------   ------------

(Loss) before income taxes                              (440,000)      (377,000)

Provision for income taxes                                 5,000             --
                                                    ------------   ------------

Net (loss)                                          $   (445,000)  $   (377,000)
                                                    ============   ============

Net (loss) per share:

  Basic                                             $      (0.02)  $      (0.02)
                                                    ============   ============
  Diluted                                           $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding:

   Basic                                              18,365,960     18,365,960
                                                    ============   ============
   Diluted                                            18,365,960     18,365,960
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

                                        6

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

                                        10

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
                          =============           ============

All long-lived assets were located in the United States during the three months ended December 31, 2008 and 2007. Total segment assets for the Products segment were $5,550,000 and Service and Rental were $1,602,000 at December 31, 2008. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

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

Under the supervision and with the participation of our management including our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and we concluded that our Internal controls over financial reporting were not effective.

Our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified:

1. Procedures were not in place to insure that our Principal Executive Officer and Principal Financial Officer certifications were filed in the exact prescribed form set forth in Item 601(B) (31) of Regulation S-K and include the introductory language of Paragraph 4 of Item 601(B) (31) of Regulation S-K

Changes In Internal Control Over Financial Reporting

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

Date:  March 20, 2009                        /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  March 20, 2009                        /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Accounting Officer