Form 10-Q
period 2009-03-31
TRIMEDYNE INC
filed 2009-05-19
CIK 357001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    March 31, 2009                                               0-10581
  -----------------                                              -------

                                 TRIMEDYNE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                       36-3094439
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

           Class                                Outstanding at May 19, 2009
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                         18,365,960 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)   3

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis or
                 Plan of Operation                                        13

        ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              15

        ITEM 4T  Controls and Procedures


PART II.         Other Information                                        17

SIGNATURE PAGE                                                            18

CERTIFICATIONS                                                            19

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                    March 31, 2009          September 30, 2008
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $        1,781,000        $        2,007,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $15,000 and
    $12,000, respectively                                                    813,000                   954,000
  Inventories                                                              2,310,000                 2,584,000
  Other current assets                                                       101,000                   171,000
                                                                  ------------------        ------------------
      Total current assets                                                 5,005,000                 5,716,000

Property and equipment, net                                                1,325,000                 1,382,000
Other                                                                         69,000                    83,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        6,943,000        $        7,725,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          375,000        $          256,000
  Accrued expenses                                                           491,000                   469,000
  Deferred revenue                                                            88,000                    75,000
  Accrued warranty                                                            45,000                    54,000
  Current portion of note payable and capital leases                         163,000                   237,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,162,000                 1,091,000

Note payable and capital leases, net of current portion                      324,000                   400,000
Deferred rent                                                                 63,000                    73,000
                                                                  ------------------        ------------------

    Total liabilities                                                      1,549,000                 1,564,000
                                                                  ------------------        ------------------
Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                       --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding at
    March 31, 2009 and September 30, 2008                                    186,000                   186,000
  Additional paid-in capital                                              51,448,000                51,425,000
  Accumulated deficit                                                    (45,527,000)              (44,737,000)
                                                                  ------------------        ------------------
                                                                           6,107,000                 6,874,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              5,394,000                 6,161,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        6,943,000        $        7,725,000
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements



                                                     TRIMEDYNE, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                              March 31,                       March 31,
                                                        2009            2008             2009           2008
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,632,000   $  1,519,000     $  3,242,000   $  2,705,000
Cost of revenues                                       1,074,000      1,049,000        2,150,000      1,880,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           558,000        470,000        1,092,000        825,000

Operating expenses:
 Selling, general and administrative                     673,000        627,000        1,389,000      1,178,000
 Research and development                                318,000        322,000          614,000        575,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              991,000        949,000        2,003,000      1,753,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (433,000)      (479,000)        (911,000)      (928,000)

Other income, net                                         87,000        187,000          125,000        259,000
                                                    ------------   ------------     ------------   ------------

Loss before provision for income taxes                  (346,000)      (292,000)        (786,000)      (669,000)

Provision for income taxes                                (1,000)            --            4,000             --
                                                    ------------   ------------     ------------   ------------

Net loss                                            $   (345,000)  $   (292,000)    $   (790,000)  $   (669,000)
                                                    ============   ============     ============    ===========

Net loss per share:
  Basic                                             $      (0.02)  $      (0.02)    $      (0.04)  $      (0.04)
                                                    ============   ============     ============    ============
  Diluted                                           $      (0.02)  $      (0.02)    $      (0.04)  $      (0.04)
                                                    ============   ============     ============   ============

Weighted average number of
 shares outstanding:

   Basic                                              18,365,960     18,365,960       18,365,960     18,365,960
                                                    ============   ============     ============   ============
   Diluted                                            18,365,960     18,365,960       18,365,960     18,365,960
                                                    ============   ============     ============   ============


                          See accompanying notes to condensed consolidated financial statements



                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Six Months Ended
                                                                                  March 31,
                                                                              2009          2008
                                                                          -----------   -----------
Cash flows from operating activities:
Net (loss)                                                                   (790,000)     (669,000)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
      Stock-based compensation                                                 23,000        30,000
      Depreciation and amortization                                           181,000       140,000
      Gain on disposal of assets                                              (12,000)           --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                             141,000      (147,000)
        Inventories                                                           274,000       (73,000)
        Other assets                                                           84,000        (4,000)
        Note from related party                                                    --         9,000
        Accounts payable                                                      119,000       133,000
        Accrued expenses                                                       22,000        15,000
        Deferred revenue                                                       13,000        38,000
        Accrued warranty                                                       (9,000)        4,000
        Deferred rent                                                         (10,000)       (8,000)
                                                                          -----------   -----------

      Net cash provided by (used in) operating activities                      36,000      (532,000)
                                                                          -----------   -----------

Cash flows from investing activities:
      Purchase of property and equipment                                     (112,000)      (48,000)
                                                                          -----------   -----------
      Net cash (used in) investing activities                                (112,000)      (48,000)
                                                                          -----------   -----------

Cash flows from financing activities:

   Payments on debt                                                          (150,000)      (26,000)
                                                                          -----------   -----------

     Net cash (used in) financing activities                                 (150,000)      (26,000)
                                                                          -----------   -----------

Net (decrease) in cash and cash equivalents                                  (226,000)     (606,000)
Cash and cash equivalents at beginning of period                            2,007,000     3,179,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,781,000   $ 2,573,000
                                                                          ===========   ===========


Supplemental disclosure of cash flow information:

During the six months ended March 31, 2008, the Company financed the purchase of equipment for $127,000.

Cash paid for income taxes during the six months ended March 31, 2009 was $5,000 and no cash was paid for income taxes during the six months ended
March 31, 2008. Cash paid for interest during the six months ended March
31, 2009 and 2008 was approximately $25,000 and $11,000, respectively.


                See accompanying notes to condensed consolidated financial statements

                                                  5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009
                                   (UNAUDITED)

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

Managements' Plans

The Company has incurred losses from operations for the past two years. However, the Company believes that existing cash flows are sufficient enough to fund operations through March 31, 2010. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, the Company will raise additional debt and/or equity capital, reduce its costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that management's plans will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2009 and the results of its operations and its cash flows for the six months ended March 31, 2009 and 2008. Results for the six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2008 annual report on Form 10-K for the year ended September 30, 2008.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the six months ended March 31, 2009, there were no stock options granted.

As of March 31, 2009, there was approximately $101,620 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next 4.50 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and six months ended March 31, 2009 and 2008, which was allocated as follows:

                                                              Three Months Ended                   Six Months Ended
                                                    March 31, 2009     March 31, 2008      March 31, 2009     March 31, 2008
                                                    --------------     --------------      --------------     --------------

Stock-based compensation included in:
   Cost of revenues                                       $  3,000           $  3,000            $  6,000           $  6,000
   Research and development expenses                      $  1,000           $  1,000            $  2,000           $  2,000
   Selling, general, and administrative expenses          $  8,000           $ 11,000            $ 15,000           $ 22,000


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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2009 because of the short maturity of these instruments.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of March 31, 2009 one customer accounted for 23% of the Company's receivables.

At March 31, 2009, the Company had cash balances in excess of federally insured limits.

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

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended March 31, 2009 and 2008, outstanding options of 21,043 and 75,056, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 7). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued/Adopted Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 becomes effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 is not expected to have a material impact on our financial statements.

In June 2008, FASB issued EITF Issue No. 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both
(a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not expected to have a material impact on our financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                              March 31,   September 30,
                                                2009           2008
                                            -----------    -----------
   Raw materials                            $   895,000    $ 1,036,000
   Work-in-process                              715,000        722,000
   Finished goods                               700,000        826,000
                                            -----------   ------------
                                            $ 2,310,000    $ 2,584,000
                                            ===========   ============

For the six months ended March 31, 2009 and 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                March 31,     September 30,
                                                  2009            2008
                                               -----------    ------------
   Royalty receivable                          $    77,000    $    58,000
   Short-term deposits                               8,000          9,000
   Prepaid insurance                                    --         86,000
   Prepaid other                                    14,000         13,000
   Prepaid income tax                                2,000          5,000

                                               -----------    -----------
   Total other current assets                  $   101,000    $   171,000
                                               ===========    ===========

Property and equipment consist of the following:

                                                      March 31,    September 30,
                                                        2009            2008
                                                    -----------    ------------
   Furniture and equipment                          $ 3,333,000     $ 3,216,000
   Leasehold improvements                               619,000         619,000
   Other                                                244,000         282,000
                                                   ------------     -----------
                                                      4,196,000       4,117,000
Less accumulated depreciation and amortization       (2,871,000)     (2,735,000)
                                                   ------------     -----------
   Total property and equipment                    $  1,325,000     $ 1,382,000
                                                   ============     ===========

Accrued expenses consist of the following:

                                                March 31,    September 30,
                                                  2009            2008
                                              -----------    ------------
   Accrued vacation                           $   180,000     $   187,000
   Accrued salaries and wages                     132,000         130,000
   Sales and use tax                               59,000          67,000
   Accrued professional expenses                       --           4,000
   Customer deposits                                7,000          13,000
   Accrued commissions                             82,000          51,000
   Accrued payroll taxes                           12,000           8,000
   Accrued 401(k)                                   9,000              --
   Other                                           10,000           9,000
                                              -----------     -----------
   Total accrued expenses                     $   491,000     $   469,000
                                              ===========     ===========


NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consisted of the following at March 31, 2009 and September 30, 2008:
                                                                                         March 31,      September 30,
                                                                                           2009              2008
                                                                                       -----------      ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                             $    85,000      $     99,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                   192,000           213,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                             21,000            23,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                      76,000            87,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                    38,000            52,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                              75,000            89,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                                  --            74,000
                                                                                       -----------      ------------
                                                                                           487,000           637,000
Less:  current portion                                                                    (163,000)         (237,000)
                                                                                       -----------      ------------
                                                                                       $   324,000      $    400,000
                                                                                       ===========      ============

                                        9

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

NOTE 5 - Other Income

During the six months ended March 31, 2009 and 2008, the Company recognized $122,000 and $220,000, respectively, in royalties in connection with the terms of a 2005 OEM agreement from Lumenis, Inc. These royalties are included in other income in the accompanying statements of operations.

NOTE 6 - Related Party Transactions

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the six months ended March 31, 2009 and 2008, the Company incurred
$6,000 and $3,000, respectively in expense for the services provided under the agreement.

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

Data with respect to these operating activities for the three and six months ended March 31, 2009 and 2008 are as follows:

                                     For the Three Months Ended March 31, 2009       For the Three Months Ended March 31, 2008
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,038,000   $   594,000   $ 1,632,000         $ 1,054,000   $   465,000    $1,519,000
   Cost of sales                          708,000       366,000     1,074,000             681,000       368,000     1,049,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           330,000       228,000       558,000             373,000        97,000       470,000

   Expenses:
   Selling, general and
     administrative                       523,000       150,000       673,000             515,000       112,000       627,000
   Research and development               318,000            --       318,000             322,000            --       322,000
                                     ----------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (511,000)  $    78,000      (433,000)       $   (464,000)  $  (15,000)      (479,000)
                                     ==========================                      =========================
   Other:
     Interest income                                                    3,000                                          16,000
     Interest expense                                                 (12,000)                                         (8,000)
     Royalty income                                                    77,000                                         176,000
     Gain on disposal of assets                                        12,000                                              --
     Settlements and recoveries                                         7,000                                           3,000
     Income taxes                                                      (1,000)                                             --
                                                                  -----------                                      ----------
   Net (loss)                                                     $  (345,000)                                     $ (292,000)
                                                                  ===========                                      ==========


                                      For the Six Months Ended March 31, 2009         For the Six Months Ended March 31, 2008
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                      ---------------------------------------        ----------------------------------------

   Revenue                            $ 2,022,000   $ 1,220,000   $ 3,242,000         $ 1,825,000   $   880,000   $ 2,705,000

   Cost of sales                        1,370,000       780,000     2,150,000           1,162,000       718,000     1,880,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           652,000       440,000     1,092,000             663,000       162,000       825,000

   Expenses:
   Selling, general and
     administrative                     1,084,000       305,000     1,389,000             949,000       229,000     1,178,000
   Research and development               614,000            --       614,000             575,000            --       575,000
                                      ---------------------------------------        ----------------------------------------

   Income (Loss) from operations      $(1,046,000)  $   135,000      (911,000)        $  (861,000)  $   (67,000)     (928,000)
                                      ==========================                      =========================
   Other:
    Interest income                                                     7,000                                          42,000
    Interest expense                                                  (25,000)                                        (11,000)
    Royalty income                                                    122,000                                         220,000
    Gain on disposal of equipment                                      12,000                                              --
    Settlements and recoveries                                          9,000                                           8,000
    Income taxes                                                        4,000                                              --
                                                                  -----------                                      ----------
   Net (loss)                                                    $   (790,000)                                     $ (669,000)
                                                                  ===========                                      ==========

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2009 and 2008 were as follows:

                                           For the Three Months Ended March 31,    For the Six Months Ended March 31,
                                                     (Unaudited)                              (Unaudited)

                                                 2009              2008                  2009              2008
                                             ------------      ------------          ------------      ------------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $    315,000       $   342,000           $   640,000       $   431,000
  Delivery and disposable devices                 723,000           712,000             1,382,000         1,394,000
  Service and rental                              594,000           465,000             1,220,000           880,000
                                             ------------      ------------          ------------      ------------
        Total                                $  1,632,000       $ 1,519,000           $ 3,242,000       $ 2,705,000
                                             ============      ============          ============      ============
Gross profit
 Products:
  Laser equipment and accessories            $     35,000       $    54,000           $   118,000       $    54,000
  Delivery and disposable devices                 295,000           319,000               534,000           609,000
  Service and rental                              228,000            97,000               440,000           162,000
                                             ------------      ------------          ------------      ------------
        Total                                $    558,000       $   470,000           $ 1,092,000       $   825,000
                                             ============      ============          ============      ============


Sales in foreign countries for the quarters ended March 31, 2009 and 2008, accounted for approximately 20% and 28%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2009 and 2008 accounted for approximately 23% and 25%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

               Three Months    Three Months       Six Months       Six Months
                Ended March    Ended March        Ended March      Ended March
                  31, 2009       31, 2008          31, 2009         31, 2008
                -----------    ------------      ------------     ------------

Asia            $   183,000    $   267,000       $    547,000     $    317,000
Europe               51,000         36,000            100,000          138,000
Latin America         4,000         14,000              4,000           25,000
Middle East           1,000         80,000              1,000           80,000
Australia            98,000         12,000            109,000           13,000
Other                    --         19,000                 --           99,000
                -----------    -----------       ------------     ------------
                $   337,000    $   428,000       $    761,000     $    672,000
                ===========    ===========       ============     ============

All long-lived assets were located in the United States during the six months ended March 31, 2009 and 2008. Total segment assets for the Products segment were $5,371,000 and Service and Rental were $1,550,000 at March 31, 2009.
Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of March 31, 2009 and for the three and six months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of September 30, 2008 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission ("SEC") on January 13, 2009 and with other company filings made with the SEC.


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

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

During the quarter ended March 31, 2009, net revenues were $1,632,000 as compared to $1,519,000 for the same period of the previous year, a $113,000 or 7.4% increase. Net sales from lasers and accessories decreased by $27,000 or 7.9% to $315,000 during the three months ended March 31, 2009 from $342,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices increased by $11,000 or 1.5% to $723,000 in the current quarter from $712,000 in the same quarter of the prior year. Net sales from service and rental increased by $129,000 or 27.7% to $594,000 from $465,000 for the same quarters. Export sales decreased by $91,000 or 21.3% primarily as a result of current economic conditions.

Cost of sales during the quarter ended March 31, 2009 was $1,074,000 or 65.8% of net revenues as compared to $1,049,000 or 69.1% the prior year three-month period. Gross profit from the sale of lasers and accessories was 11.1% as compared to a gross profit of 15.8% for the prior year three-month period. The lower margin was the result of the extraordinary replacement of a damaged new laser, along with increasing material costs. The gross profit from the sale of delivery and disposable devices was 40.8% as compared to 44.8% for the prior year three-month period. This decrease in gross profit was primarily due to an increase in the cost of raw materials along with excess overhead being absorbed as a result of lower production rates of delivery and disposable systems. Gross profit from revenue received from service and rentals were 38.3% as compared to 20.9% for the prior year three-month period. The higher gross profit from service and rentals during the current year quarter as compared to the prior year's quarter was primarily the result increases revenues from services performed on a fee-per-case basis carrying a higher margin and decreases in repair costs to MST's laser fleet as maintenance and upgrades were performed during the prior year quarter.

Selling, general and administrative expenses increased in the current quarter to $673,000 from $627,000 in the prior year quarter, an increase of $46,000 or 7.33%. The increase in selling, general and administrative expenses during the current three-month period compared to the prior year quarter was primarily the result of increases in expenses of $19,000 for professional fees for accounting and SOX compliance, $18,000 for support fees incurred for the Company's conversion to a new ERP system, $15,000 for administrative payroll, $10,000 to increase accounts receivable reserve, and $7,000 related to insurance, offset by reductions in commissions expense of $12,000 and marketing expense of $16,000.

Research and development expenditures for the quarter ended March 31, 2009, decreased $4,000 or 1.2% to $318,000 as compared to $322,000 in the quarter ended March 31, 2007. The continuing expenditure for research and development was primarily a result of the Company continuing its product development efforts in developing its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income, net, decreased by $100,000 or 53.4% to $87,000 in the quarter ended March 31, 2009 from $187,000 in the same quarter of the prior year. The decrease in other income during the quarter ended March 31, 2009 was primarily result a decreases in bank interest income of $13,000 due to lower maintained balances in interest bearing accounts combined with declining interest rates and $99,000 in royalty income, offset by a gain in the disposal of fixed assets of $12,000.

For the quarters ended March 31, 2009 and 2008, the Company had a net loss of $345,000 or $0.02 per share, as compared to a net loss of $292,000 or $0.02 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2009 compared to six months ended March 31, 2008

During the six months ended March 31, 2009, net revenues increased to $3,242,000 as compared to $2,705,000 for the same period of the previous year, a $537,000 or 19.9% increase. Net sales from lasers and accessories increased by $209,000 or 48.5% to $640,000 during the six months ended March 31, 2009 from $431,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net revenues from delivery and disposable devices decreased by $12,000 or 0.9% to $1,382,000 during the six months ended March 31, 2009 from $1,394,000 for the same period of the prior year. During the six months ended March 31, 2009 export sales increased by $89,000 or 13.2% to $761,000 as compared to $672,000 in the same period of the prior year. Net sales from service and rental increased by $340,000 or 38.6% to $1,220,000 from $880,000 for the same quarter of the prior year. The higher gross profit from service and rentals during the current year quarter as compared to the prior year's quarter was primarily the result of increases in revenues from services performed on a fee-per-case basis carrying a higher margin by MST.

Cost of sales during the six months ended March 31, 2009 were $2,150,000 or 66.3% of net revenues as compared to $1,880,000 or 69.5% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 18.5% as compared to 12.5% for the prior year six-month period. The increase in gross profit was due to a lower percentage of overhead being absorbed in a higher production level as a result of increasing laser sales. Gross profit from the sale of delivery and disposable devices was 38.6% as compared to 43.7% for the prior year six-month period. This decrease was primarily due to an increase in the cost of raw materials for the production of delivery and disposable systems along with a higher absorption of overhead due to decreasing production. Gross profit from revenue received from service and rentals were 36.1% as compared to 18.4% for the prior year six-month period. The higher gross profit from service and rentals during the current year was primarily the result increases in fee-per-case revenue from procedures carrying a higher margin.

For the six months ended March 31, 2009, selling, general and administrative expenses totaled $1,389,000 as compared to $1,178,000 for the same period of the previous year, a $211,000 or 17.9% increase. The increase in selling, general and administrative expenses during the current six-month period was primarily the result of increases in accounting fees of $62,000, primarily as a result of audit and SOX compliance support, outside services of $60,000 for the conversion of the Company's ERP system, commissions expense of $46,000, payroll related expenses of $34,000 due to increasing staff, legal expense of $14,000 and $10,000 to increase the reserve for bad debt, offset by a reduction in marketing expense of $20,000.

During the six months ended March 31, 2009, research and development expenses increased to $614,000 from $575,000 in the prior year six-month period, an increase of $39,000 or 6.8%. This increase was a result the Company continuing its product development efforts in developing its new Side-Firing Laser
Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income decreased by $134,000 or 51.7% to $125,000 in the current six-month period from $259,000 in the previous six-month period. During the six months ended March 31, 2009, royalty income decreased $98,000 to $122,000 as compared to $220,000 in the prior year six-month period. Interest income decreased $35,000 to $7,000 as compared to $42,000 during the same prior year period as a result of lower maintained balances in interest bearing accounts along with declining interest rates. The above decreases were offset by a gain on the disposal of fixed assets of $12,000.

For the six months ended March 31, 2009 and 2008, the Company had a net loss of $790,000 or $0.04 per share, as compared to a net loss of $669,000 or $0.04 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital Resources

At March 31, 2009, the Company had working capital of $3,843,000 compared to $4,625,000 at the end of the fiscal year ended September 30, 2008. Cash decreased by $226,000 to $1,781,000 from $2,007,000 at the fiscal year ended September 30, 2008. During the six month period ended March 31, 2009, net cash provided by operating activities was $36,000. Net cash used in investing activities was $112,000, primarily for the purchase of new equipment for MST. Net cash used in financing activities during the current six month period was $150,000, which was the result of payments on debt incurred for the servicing of equipment loans. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs for the next twelve months. We could incur losses in the future if we fail to generate revenues sufficient to offset the costs associated with manufacturing and marketing our current products, our overhead, and the development of new products. If we continue to incur losses, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital, which may not be available at an acceptable cost, if and when needed. There can be no assurance that we will be able to operate profitably in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Previously, we disclosed in our Form 10-Q for the period ending December 31, 2008, that our internal control over financial reporting was not effective as of December 31, 2008 to ensure that information required to be disclosed by us in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The following material weakness was identified at that time:

1. Procedures were not in place to insure that our Principal Executive Officer and Principal Financial Officer certifications were filed in the exact prescribed form set forth in Item 601(B) (31) of Regulation S-K and include the introductory language of Paragraph 4 of Item 601(B) (31) of Regulation S-K.

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the period covered by this report, the Company, with the assistance of an external finance and accounting advisory firm with relevant SEC compliance experience resolved this material weakness by establishing additional procedures to strengthen the Company's financial and disclosure controls and has taken the following specific action:

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

                                             TRIMEDYNE, INC.

Date: May 19, 2009                           /s/ Marvin P. Loeb
      -------------                          -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date: May 19, 2009                           /s/ Jeffrey S. Rudner
      -------------                          -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Accounting Officer