Form 10-Q
period 2009-06-30
TRIMEDYNE INC
filed 2009-08-14
CIK 357001

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2009

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from to

Commission File Number: 0-10581



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

YES [X]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                   Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                Outstanding at August 14, 2009
-----------------------------               ------------------------------------
Common Stock, $0.01 par value                         18,365,960 shares

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I. Financial Information                                              3

        ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)   3

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      14

        ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              16

        ITEM 4T  Controls and Procedures                                  16


PART II. Other Information                                                17

ITEM 1.  Legal Proceedings                                                17

ITEM 1A. Risk Factors                                                     17

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds      17

ITEM 3.  Defaults Upon Senior Securities                                  17

ITEM 4.  Submission of Matters to a Vote of Security Holders              17

ITEM 5.  Other Information                                                17

ITEM 6.  Exhibits                                                         17

SIGNATURE PAGE                                                            18

CERTIFICATIONS                                                            19

                                 TRIMEDYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                                   June 30, 2009    September 30, 2008
                                                                  ---------------    ---------------

Current assets:
  Cash and cash equivalents                                       $     2,076,000    $     2,007,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $16,000 and
    $12,000, respectively                                                 695,000            954,000
  Inventories                                                           2,082,000          2,584,000
  Other current assets                                                    276,000            171,000
                                                                  ---------------    ---------------
      Total current assets                                              5,129,000          5,716,000

Property and equipment, net                                             1,250,000          1,382,000
Other                                                                      84,000             83,000
Goodwill                                                                  544,000            544,000
                                                                  ---------------    ---------------
    Total Assets                                                  $     7,007,000    $     7,725,000
                                                                  ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $       399,000    $       256,000
  Accrued expenses                                                        552,000            469,000
  Deferred revenue                                                        115,000             75,000
  Accrued warranty                                                         50,000             54,000
  Current portion of note payable and capital leases                      236,000            237,000
                                                                  ---------------    ---------------
    Total current liabilities                                           1,352,000          1,091,000

Note payable and capital leases, net of current portion                   279,000            400,000
Deferred rent                                                              58,000             73,000
                                                                  ---------------    ---------------

    Total liabilities                                                   1,689,000          1,564,000
                                                                  ---------------    ---------------
Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                    --                 --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding at
    June 30, 2009 and September 30, 2008                                  186,000            186,000
  Additional paid-in capital                                           51,454,000         51,425,000
  Accumulated deficit                                                 (45,609,000)       (44,737,000)
                                                                  ---------------    ---------------
                                                                        6,031,000          6,874,000
  Treasury stock, at cost (101,609 shares)                               (713,000)          (713,000)
                                                                  ---------------    ---------------

   Total stockholders' equity                                           5,318,000          6,161,000
                                                                  ---------------    ---------------

   Total liabilities and stockholder's equity                     $     7,007,000    $     7,725,000
                                                                  ===============    ===============


      See accompanying notes to condensed consolidated financial statements

                                        3







                                         TRIMEDYNE, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                     2009            2008            2009            2008
                                                 ------------    ------------    ------------    ------------

Net revenues                                     $  2,068,000    $  1,385,000    $  5,310,000    $  4,090,000
Cost of revenues                                    1,250,000       1,017,000       3,400,000       2,897,000
                                                 ------------    ------------    ------------    ------------
     Gross profit                                     818,000         368,000       1,910,000       1,193,000

Operating expenses:
   Selling, general and administrative                653,000         602,000       2,042,000       1,780,000
   Research and development                           317,000         419,000         931,000         994,000
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                         970,000       1,021,000       2,973,000       2,774,000
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (152,000)       (653,000)     (1,063,000)     (1,581,000)

Other income, net                                      74,000          81,000         199,000         340,000
                                                 ------------    ------------    ------------    ------------

Loss before provision for income taxes                (78,000)       (572,000)       (864,000)     (1,241,000)

Provision for income taxes                              4,000          13,000           8,000          13,000
                                                 ------------    ------------    ------------    ------------

Net loss                                         $    (82,000)   $   (585,000)   $   (872,000)   $ (1,254,000)
                                                 ============    ============    ============    ============

Net loss:
  Basic                                          $      (0.00)   $      (0.03)   $      (0.05)   $      (0.07)
                                                 ============    ============    ============    ============
  Diluted                                        $      (0.00)   $      (0.03)   $      (0.05)   $      (0.07)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:

   Basic                                           18,365,960      18,365,960      18,365,960      18,365,960
                                                 ============    ============    ============    ============
   Diluted                                         18,365,960      18,365,960      18,365,960      18,365,960
                                                 ============    ============    ============    ============

              See accompanying notes to condensed consolidated financial statements

                                        4





                                         TRIMEDYNE, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                 Nine Months Ended
                                                                     June 30,
                                                               2009            2008
                                                            -----------    -----------

Cash flows from operating activities:
   Net loss                                                 $  (872,000)   $(1,254,000)
   Adjustment to reconcile net loss to net cash
    provided by operating activities:
      Stock-based compensation                                   29,000         47,000
      Depreciation and amortization                             271,000        226,000
      (Gain) loss on disposal of property and equipment         (12,000)        17,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                               259,000        (59,000)
        Inventories                                             502,000        113,000
        Other assets                                           (106,000)       130,000
        Note due from related party                                  --          9,000
        Accounts payable                                        143,000         74,000
        Accrued expenses                                         83,000        (68,000)
        Deferred revenue                                         40,000         29,000
        Accrued warranty                                         (4,000)         2,000
        Deferred rent                                           (15,000)       (13,000)
                                                            -----------    -----------

      Net cash provided by (used in) operating activities       318,000       (747,000)
                                                            -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (127,000)       (64,000)
                                                            -----------    -----------
      Net cash used in investing activities                    (127,000)       (64,000)
                                                            -----------    -----------

Cash flows from financing activities:

   Payments on debt                                            (122,000)       (71,000)
                                                            -----------    -----------

     Net cash used in financing activities                     (122,000)       (71,000)
                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents             69,000       (882,000)
Cash and cash equivalents at beginning of period              2,007,000      3,179,000
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 2,076,000    $ 2,297,000
                                                            ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the three months ended June 30, 2009 and 2008 was $8,000 and $13,000, respectively. Cash paid for interest during the nine months ended June 30, 2009 and 2008 was approximately $36,000 and $21,000, respectively.

Supplemental disclosure of non-cash investing activity:
During the nine months ended June 30, 2008, the Company financed the purchase of equipment with $651,000 in lease agreements.

During the nine months ended June 30, 2009, the Company financed the purchase of certain insurance policies with a $85,000 note. During the nine months ended
June 30, 2008, the Company financed the purchase of certain insurance policies with a $134,000 note.


              See accompanying notes to condensed consolidated financial statements

                                                5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)

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

Managements' Plans

The Company has incurred losses from operations for the past two years. However, the Company believes that existing cash flows are sufficient enough to fund operations through June 30, 2010. However, there can be no assurance that we will be able to create more sales to maintain the current level of sales in the next 12 months, or that the Company will be profitable. It is possible that additional working capital in the next 12 months may be required. If necessary, the Company will attempt to raise additional debt and/or equity capital and reduce its costs by eliminating certain personnel positions and certain overhead costs in order to fund operations. There is no assurance that management's efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2009 and the results of its operations and its cash flows for the nine months ended June 30, 2009 and 2008. Results for the nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2008 annual report on Form 10-K for the year ended September 30, 2008.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the nine months ended June 30, 2009, there were no stock options granted.

As of June 30, 2009, there was approximately $89,422 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next 4.50 years.

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three and nine months ended June 30, 2009 and 2008, which was allocated as follows:

                                                              Three Months Ended                   Nine Months Ended
                                                     June 30, 2009      June 30, 2008       June 30, 2009      June 30, 2008
                                                    --------------     --------------      --------------     --------------

Stock-based compensation included in:
   Cost of revenues                                     $  3,000           $  3,000            $  9,000           $  9,000
   Research and development expenses                    $  1,000           $  1,000            $  3,000           $  3,000
   Selling, general, and administrative expenses        $  3,000           $ 13,000            $ 18,000           $ 35,000


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

Concentration of Credit Risk and Customer Concentration

Cash balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $250,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit.

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of June 30, 2009 five customers accounted for 22% of the Company's receivables.

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

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended June 30, 2009 and 2008, outstanding options of 25,043 and 21,043, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                                  June 30,         September 30,
                                                    2009               2008
                                                 ----------         ----------
   Raw materials                                 $  772,000         $1,036,000
   Work-in-process                                  708,000            722,000
   Finished goods                                   602,000            826,000
                                                 ----------         ----------
                                                 $2,082,000         $2,584,000
                                                 ==========         ==========

For the nine months ended June 30, 2009 and 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                 June 30,     September 30,
                                                   2009            2008
                                               -----------    ------------
   Prepaid insurance                           $    92,000    $     86,000
   Royalty receivable                               80,000          58,000
   Prepaid Expenses                                 94,000          13,000
   Short-term deposits                               8,000           9,000
   Prepaid income tax                                2,000           5,000
                                               -----------    ------------
   Total other current assets                  $   276,000    $    171,000
                                               ===========    ============

Property and equipment consist of the following:

                                                      June 30,     September 30,
                                                        2009            2008
                                                    -----------    ------------
   Furniture and equipment                          $ 3,347,000     $ 3,216,000
   Leasehold improvements                               619,000         619,000
   Other                                                244,000         282,000
                                                   ------------     -----------
                                                      4,210,000       4,117,000
Less accumulated depreciation and amortization       (2,960,000)     (2,735,000)
                                                   ------------     -----------
   Total property and equipment                    $  1,250,000     $ 1,382,000
                                                   ============     ===========

Accrued expenses consist of the following:

                                                 June 30,    September 30,
                                                  2009           2008
                                              -----------    ------------
   Accrued vacation                           $   183,000     $   187,000
   Accrued commissions                            148,000          51,000
   Customer deposits                              104,000          13,000
   Sales and use tax                               69,000          67,000
   Accrued salaries and wages                      37,000         130,000
   Accrued payroll taxes                            3,000           8,000
   Accrued professional expenses                       --           4,000
   Other                                            8,000           9,000
                                              -----------     -----------
   Total accrued expenses                     $   552,000     $   469,000
                                              ===========     ===========


NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consisted of the following at June 30, 2009 and
September 30, 2008:
                                                                                         June 30,      September 30,
                                                                                           2009              2008
                                                                                       -----------      ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                             $    77,000      $     99,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                   182,000           213,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                             20,000            23,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                      70,000            87,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                    34,000            52,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                              62,000            89,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                                  --            74,000






Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly
principal and interest payments of $8,018 through March 2010.                               70,000                --

                                                                                       -----------      ------------
                                                                                           515,000           637,000
Less:  current portion                                                                    (236,000)         (237,000)
                                                                                       -----------      ------------
                                                                                       $   279,000      $    400,000
                                                                                       ===========      ============

NOTE 4 - Commitments and Contingencies

Litigation

In February 2008, the Company and other manufacturers of lasers were named as defendants in a lawsuit in the State Court of Massachusetts by CardioFocus, Inc. as allegedly infringing three of their now expired patents in 2002 -2006. The Company and two of the other defendants submitted a petition to the U.S. Patent and Trademark Office ("USPTO") to re-examine the patents to determine if they are valid, as did several of the other defendants. The Company and the other defendants petitioned the Court to stay the action, which is commonly done in patent cases, to save the court time in conducting a case on patents which may be later invalidated by the USPTO. The court granted the request of the Company and other defendants to stay the case for at least one year. The USPTO usually takes two to three years to reach a decision on the validity of patents. If the USPTO should find any of the patents to be valid, the Company has other defenses that we believe will enable it to successfully defend against any claims by CardioFocus, Inc. As of June 30, 2009, the Company has not recorded a provision for potential losses.


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

Guarantees and Indemnities

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with its facility leases, the Company has indemnified its users of lasers for certain claims arising from the use of the lasers. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

While the Company disagrees with CMS' decision, very few disc treatments with its lasers are performed on persons of Medicare age (65 and older), as herniated and ruptured discs typically affect people of an average age of about 45. As a result, the effect of CMS' decision is not expected to significantly affect sales of lasers and side firing laser needles used in such procedures.

NOTE 5 - Other Income

During the three month period ended June 30, 2009 and 2008, the Company recorded $80,000 and $94,000, respectively, in royalties in connection with the terms of a settlement agreement. During the nine month period ended June 30, 2009 and 2008, the Company recorded $202,000 and $314,000, respectively, in royalties in connection with the terms of the same settlement agreement. These royalties are included in other income in the accompanying condensed consolidated financial statements.

NOTE 6 - Related Party Transactions

Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairman/CEO of Trimedyne, Inc. holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company did not have any employees with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics will provide the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the nine months ended June 30, 2009 and 2008, the Company incurred $7,000 and $28,000, respectively in expense for the services provided under the agreement.

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

Data with respect to these operating activities for the three and nine months ended June 30, 2009 and 2008 are as follows:

                                     For the Three Months Ended June 30, 2009        For the Three Months Ended June 30, 2008
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------        ----------------------------------------
   Net revenues                       $ 1,364,000   $   704,000   $ 2,068,000        $    778,000   $   607,000   $ 1,385,000
   Cost of revenues                       858,000       392,000     1,250,000             606,000       411,000     1,017,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           506,000       312,000       818,000             172,000       196,000       368,000

   Operating expenses:
   Selling, general and
     administrative                       501,000       152,000       653,000             486,000       116,000       602,000
   Research and development               317,000            --       317,000             419,000            --       419,000
                                      ---------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (312,000)  $   160,000      (152,000)       $   (733,000)  $    80,000      (653,000)
                                      =========================                      ==========================
   Other:
     Interest income                                                    4,000                                           6,000
     Interest expense                                                 (11,000)                                        (10,000)
     Loss on disposal of equipment                                         --                                         (17,000)
     Royalty income                                                    80,000                                          94,000
     Settlements and recoveries                                         1,000                                           8,000
     Income taxes                                                      (4,000)                                        (13,000)
                                                                  -----------                                     -----------
   Net loss                                                       $   (82,000)                                    $  (585,000)
                                                                  ===========                                     ===========






                                      For the Nine Months Ended June 30, 2009         For the Nine Months Ended June 30, 2008
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Net revenues                       $ 3,386,000   $ 1,924,000   $ 5,310,000         $ 2,603,000   $ 1,487,000   $ 4,090,000

   Cost of revenues                     2,228,000     1,172,000     3,400,000           1,768,000     1,129,000     2,897,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                         1,158,000       752,000     1,910,000             835,000       358,000     1,193,000

   Expenses:
   Selling, general and
     administrative                     1,585,000       457,000     2,042,000           1,435,000       345,000     1,780,000
   Research and development               931,000            --       931,000             994,000            --       994,000
                                      ---------------------------------------         ---------------------------------------

   Income (loss) from operations      $(1,358,000)  $   295,000    (1,063,000)        $(1,594,000)  $    13,000    (1,581,000)
                                      =========================                       =========================
   Other:
    Interest income                                                    11,000                                          48,000
    Interest expense                                                  (36,000)                                        (21,000)
    Gain (loss) on disposal of equipment                               12,000                                         (17,000)
    Royalty income                                                    202,000                                         314,000
    Settlements and recoveries                                         10,000                                          16,000
    Income taxes                                                       (8,000)                                        (13,000)
                                                                  -----------                                      ----------
   Net loss                                                       $  (872,000)                                    $(1,254,000)
                                                                  ===========                                     ===========

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2009 and 2008 were as follows:

                                           For the three months ended June 30,    For the nine months ended June 30,
                                                     (Unaudited)                              (Unaudited)

                                                 2009            2008                    2009             2008
                                             -----------      -----------            ------------     -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   467,000      $   182,000            $  1,107,000     $   613,000
  Delivery and disposable devices                897,000          596,000               2,279,000       1,990,000
  Service and rental                             704,000          607,000               1,924,000       1,487,000
                                             -----------      -----------            ------------     -----------
        Total                                $ 2,068,000      $ 1,385,000            $  5,310,000     $ 4,090,000
                                             ===========      ===========            ============     ===========
Gross profit
 Products:
  Laser equipment and accessories            $   147,000      $    22,000            $    253,000     $    76,000
  Delivery and disposable devices                359,000          150,000                 905,000         759,000
  Service and rental                             312,000          196,000                 752,000         358,000
                                             -----------      -----------            ------------     -----------
        Total                                $   818,000      $   368,000            $  1,910,000     $ 1,193,000
                                             ===========      ===========            ============     ===========

Sales in foreign countries for the quarters ended June 30, 2009 and June 30, 2008 accounted for approximately 29% and 13% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2009 and June 30, 2008 accounted for approximately 26% and 21% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                Three months   Three months       Nine months      Nine months
                 ended June     ended June        ended June       ended June
                  30, 2009       30, 2008          30, 2009         30, 2008
                ------------   ------------      -------------    ------------

Asia            $    327,000   $     44,000      $     873,000    $    361,000
Europe               235,000         38,000            335,000         176,000
Latin America         15,000          3,000             19,000          28,000
Middle East            2,000             --              3,000          80,000
Australia             18,000         96,000            127,000         109,000
Africa                 1,000             --              1,000              --
Other                     --             --                 --          99,000
                ------------   ------------      -------------    ------------
                $    598,000   $    181,000      $   1,358,000    $    853,000
                ============   ============      =============    ============

All long-lived assets were located in the United States during the nine months ended June 30, 2009 and 2008. Total segment assets for the Products segment were $5,310,000 and Service and Rental were $1,675,000 at June 30, 2009. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

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

Quarter Ended June 30, 2009 Compared to Quarter ended June 30, 2008

During the quarter ended June 30, 2009, net revenues were $2,068,000 as compared to $1,385,000 for the same period of the previous year, a $683,000 or 49% increase. Net sales from lasers and accessories increased by $285,000 or 157% to $467,000 during the three months ended June 30, 2009 from $182,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $301,000 or 51% to $897,000 during the three months ended June 30, 2009 from $596,000 in the same period of the prior year. Export sales increased by $417,000 or 230% to $598,000 from $181,000 for the same quarter of the prior year. The increases in export sales was primarily due to an increase in laser sales to the international market primarily for use in spine procedures. Net sales from service and rental increased by $97,000 or 16% to $704,000 from $607,000 for the same quarters. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

Cost of sales during the quarter ended June 30, 2009 was $1,250,000 or 60% of net revenues as compared to $1,017,000 or 73% the prior year quarter. Gross profit from the sale of lasers and accessories was 31% as compared to 12% for the prior year three-month period. The increase in gross profit for lasers and accessories was primarily the result of a volumizing difference due to a higher production of units created by the 157% increase in sales during the current year quarter as compared to the prior year quarter. Gross profit from the sale of delivery and disposable devices was 40% as compared to 25% for the prior year three-month period. The increase in gross profit was primarily the result of a volumizing difference due to a higher production of units created by the 51% increase in sales of delivery systems during the current year quarter as compared to the prior year quarter. Gross profit from revenue received from service and rentals was 44% as compared to 32% for the prior year three-month period. The higher gross profit for the current nine-month period was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher bill rate.

Selling, general and administrative expenses increased in the current quarter to $653,000 from $602,000 in the prior year quarter, an increase of $51,000 or 8%. The increase in selling, general and administrative expenses during the current three-month period was primarily due to increases of $89,000 in commission expense, which was the result of an increase in commissionable revenues combined with new agreements with our international distributors, property tax of $6,000, depreciation expense of $4,000, $4,000 in payroll related expenses, and bad debt expense of $11,000, offset by decreases in $26,000 in legal expense, $20,000 in accounting fees, and marketing expense of $17,000.

Research and development expenditures for the quarter ended June 30, 2009 decreased $102,000 or 24% to $317,000 as compared to $419,000 in the quarter ended June 30, 2008. This decrease was primarily the result of extraordinary expenses incurred during the prior year quarter ended June 30, 2008 relating to the development of our VaporMax(R) product combined with a temporary turnover in staff during the current year quarter ended June 30, 2009.

Other income, net, decreased by $7,000 or 9% to $74,000 in the quarter ended June 30, 2009 from $81,000 in the same quarter of the prior year.

For the current quarter, the Company had a net loss of $82,000 or $0.00 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $585,000 or $0.03 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

During the nine months ended June 30, 2009, net revenues were $5,310,000 as compared to $4,090,000 for the same period of the previous year, a $1,220,000 or 30% increase. Net revenues from lasers and accessories increased by $494,000 or 81% to $1,107,000 during the nine months ended June 30, 2009 from $613,000 in the same period of the prior year. Net revenues from delivery and disposable devices increased by $289,000 or 15% to $2,279,000 during the nine months ended June 30, 2009 from $1,990,000 for the same period of the prior year. During the nine months ended June 30, 2009 export sales increased by $505,000 or 59% to $1,358,000 as compared to $853,000 in the same period of the prior year. The increases in export sales was primarily due to an increase in laser sales to the international market primarily for use in spine procedures. Net sales from service and rental increased by $437,000 or 29% to $1,924,000 from $1,487,000 for the same quarters in the prior year. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

Cost of sales during the nine months ended June 30, 2009 was $3,400,000 or 64% of net revenues as compared to $2,897,000 or 71% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 23% as compared to 12% for the prior year nine-month period. The increase in gross profit for lasers and accessories was primarily the result of a volumizing difference due to a higher production of units created by the 81% increase in sales during the current nine-month period as compared to the prior nine-month period. Gross profit from the sale of delivery and disposable devices was 40% as compared to 38% for the prior year nine-month period. The increase in gross profit was primarily the result of a volumizing difference due to a higher production of units created by the 15% increase in sales of delivery systems during the current nine-month period as compared to the prior nine-month period. Gross profit from revenue received from service and rentals was 39% as compared to 24% for the prior year nine-month period. The higher gross profit for the current nine-month period was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher bill rate.

For the nine months ended June 30, 2009, selling, general and administrative expenses totaled $2,042,000 as compared to $1,780,000 for the same period of the previous year, a $262,000 or an 15% increase. The increase in selling, general and administration expense was primarily due to increases in commissions expense of $135,000, which was the result of an increase in commissionable revenues combined with new agreements with our international distributors, payroll related expenses of $42,000, accounting and audit expense of $42,000, property tax of $16,000, depreciation expense of $36,000, professional certifications expense of $6,000, bank charges of $5,000, and bad debt expense of $21,000, offset by decreases in sales and marketing expense of $34,000 and legal expense of $13,000.

During the nine months ended June 30, 2009, research and development expenses decreased to $931,000 from $994,000 in the prior year nine-month period, a decrease of $63,000 or 6%.

Other income decreased by $142,000 or 37% to $191,000 in the current nine-month period from $327,000 in the previous nine-month period of fiscal 2008. During the nine months ended June 30, 2009, royalty income decreased $112,000 to $202,000 or 36% as compared to $314,000 in the prior year nine-month period. Interest income decreased $37,000 or 77% to $11,000 as compared to $48,000 during the same prior year period due to lower bank interest rates combined with a lower cash balance in interest bearing accounts. The decreases in other income were offset by a $12,000 gain of the disposal of assets combined with $10,000 in settlements and recoveries.

For the nine months ended June 30, 2009, the Company had net loss of $872,000 or $0.05 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $1,254,000, or $0.07 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources
-------------------------------

At June 30, 2009, the Company had working capital of $3,777,000 compared to $4,625,000 at September 30, 2008. Cash increased by $69,000 to $2,076,000 from
$2,007,000 at the fiscal year ended September 30, 2008. We believe our existing working capital will be sufficient to meet Trimedyne's operating needs, and the operating needs of our 100% owned laser rental subsidiary for the next twelve months. During the nine-month period ended June 30, 2009, net cash provided operating activities was $318,000, which was the result of a lower net loss and the significant decrease in accounts receivable and inventory balances from year end. Net cash used in investing activities was $127,000 due to the purchase of equipment. Net cash used in financing activities during the current nine-month period was $122,000, which was the result of payments on debt. If we fail to operate profitability, or if we undertake the development, testing and marketing of additional new products in the future, we will likely need to raise substantial additional capital. There can be no assurance that we will be able to operate profitably in the future.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors. Not Applicable.

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

                                             TRIMEDYNE, INC.

Date: August 14, 2009                        /s/ Marvin P. Loeb
      ---------------                        -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date: August 14, 2009                        /s/ Jeffrey S. Rudner
      ---------------                        -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Accounting Officer