Form 10-K
period 2009-09-30
TRIMEDYNE INC
filed 2010-01-14
CIK 357001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 2009

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _______________________


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]


The aggregate market value of voting stock held by non-affiliates of registrant on January 12, 2010 based upon the closing price of the common stock on such date was approximately $1,915,637

As of January 12, 2010, there were outstanding 18,365,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   TABLE OF CONTENTS

PART I
ITEM 1.      BUSINESS...............................................................   3
                 Forward Looking Statements.........................................   3
                 General............................................................   3
                 The Urology Market.................................................   3
                 The Orthopedic Market..............................................   5
                 Other Markets......................................................   6
                 Laser Rental Market ...............................................   6
                 License Agreements ................................................   6
                 Research and Development ..........................................   6
                 Manufacturing, Supply Agreements ..................................   7
                 Marketing .........................................................   7
                 Government Regulation .............................................   8
                 Investigational Device Exemptions..................................   8
                 510(k) Premarket Notification .....................................   8
                 Premarket Approval ................................................   8
                 Inspection of Plants ..............................................   9
                 State Regulation ..................................................   9
                 Insurance Reimbursement ...........................................   9
                 Cost of Compliance with FDA and Other Applicable Regulations ......   9
                 Employees .........................................................   9
                 Patents and Patent Applications ...................................   10
                 Competition .......................................................   10
                 Insurance .........................................................   10
                 Foreign Operations ................................................   10
ITEM 2.      PROPERTIES ............................................................   10
ITEM 3.      LEGAL PROCEEDINGS......................................................   10
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   11

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             ISSUER PURCHASER OF EQUITY SECURITIES .................................   12
ITEM 6.      SELECTED FINANCIAL DATA ...............................................   13
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..........................................................   13
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................   17
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...............................................   17
ITEM 9A(T).  CONTROLS AND PROCEDURES................................................   17
ITEM 9B.     OTHER INFORMATION......................................................   18

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.................   19
ITEM 11.     EXECUTIVE COMPENSATION ................................................   21
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS.............................................. 23
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE............................................................  23
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................  24
ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES................................  24


                                        2

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers shouldcarefully review the risk factors described in other documents the Company files from time to time with the U.S.Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 200 9.

GENERAL

Trimedyne, Inc. (the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 and 30 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and "Tips") for use in a broad array of medical applications.

Our Lasers, Fibers, Needles and Tips have been cleared for sale by the U.S. Food and Drug Administration ("FDA") for use in orthopedics, urology, ear, nose and throat ("ENT") surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Many of the medical procedures in which our Lasers, Fibers, Needles and Tips are used are being reimbursed by Medicare and most insurance companies and health plans.

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 30% of our revenues in the fiscal year ended September 30, 2009.

The principal market for our Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured lumbar, thoracic and cervical discs in the spine, two of the four major causes of lower back, neck and leg pain, typically on an outpatient basis. Our Lasers and Tips are also used in orthopedics to treat damage in joints, such as the knee, shoulder, elbow, hip, ankle and wrist, in outpatient, arthroscopic procedures.

THE UROLOGY MARKET

While our Lasers and Fibers are presently used in urology to fragment stones in the kidney, ureter and bladder, we have developed a new, proprietary, Side Firing Laser Fiber for use with our Holmium Lasers and other Holmium Lasers with a compatible connector to vaporize a portion of the prostate to treat benign prostatic hyperplasia or "BPH", commonly called an enlarged prostate. Enlargement of the prostate causes difficulty in urinating and an urgency to urinate, which often causes the patient to wake-up, interrupting his sleep.

We will market this new Fiber under our VaporMAX registered trademark through a limited number of commission sales representatives in the United States and by distributors in certain foreign countries.

In 2005, we entered into an OEM Agreement with Lumenis, Ltd. of Yokneam, Israel ("Lumenis"), as a result of our settling our patent infringement and unfair competition lawsuit against Lumenis. Under this Agreement, Lumenis agreed to purchase 100% of its needs for side firing laser fibers and 75% of its needs for angled firing laser fibers from us, subject to our laser fibers meeting certain performance standards and satisfactory completion of an audit of our manufacturing process and quality system.

We have developed a differently appearing Side Firing Laser Fiber, which functions in substantially the same manner as our VaporMAX(R) Side Firing Fiber, for use with 80 and 100 watt Holmium Lasers manufactured by Lumenis. Lumenis is one of the world's largest manufacturers of medical lasers, has revenues exceeding 250 million per year and has a large worldwide sales force. Lumenis distributes its Holmium Lasers and Angled Firing Laser Fibers through Boston Scientific Corporation ("Boston Scientific") in the United States and Japan.

The Side Firing Fibers we will be manufacturing for Lumenis will be distributed for Lumenis in the U.S. and Japan by Boston Scientific under Lumenis' DuraMAX trademark and by Lumenis' large sales organization elsewhere throughout the world. This will not begin until Boston Scientific and Lumenis successfully complete their quality audit of our manufacturing process and quality system, which is expected to take several months from the time they start this process.

THE ENLARGED PROSTATE MARKET

An enlarged prostate affects about 50% of men over age 55, and a higher percentage of men at advanced ages. While drugs are used to treat millions of men with an enlarged prostate, when the drugs are no longer able to adequately treat this condition, removal of the prostate is needed to open a channel to permit proper urine flow.

Each year, about 200,000 men in the United States and an estimated one million men in foreign countries are treated with a procedure using radiofrequency ("RF") energy or laser energy to remove a portion of the prostate to open a channel for urine flow. While RF energy is used to do this, laser vaporization or resection of the prostate is becoming increasingly popular, as the laser procedure typically reduces procedural bleeding and can be performed on an outpatient basis, whereas the RF procedure usually entails a hospital stay, significant bleeding, a variety of adverse effects and a recuperation period of days to weeks.

As a result, when Boston Scientific and Lumenis begin selling our new Side Firing Fiber for use with Lumenis' Holmium Lasers, we believe sales of these Fibers by Boston Scientific's and Lumenis' large sales organizations will contribute substantially to our revenues.

The development of our new Side Firing Fiber for use with our 80 watt Holmium Lasers and Lumenis' 80 and 100 watt Holmium Lasers took longer than expected, due to obstacles imposed by the high peak powers and other characteristics of Holmium Lasers, which make them excellent at vaporizing tissue, but also makes them very hard on the glass components of the Fibers. Our new Side Firing Fiber has been shown in our bench testing on animal tissue, using Lumenis' 100 watt Holmium Laser at full power, to vaporize tissue faster and to be significantly more durable than the Side Firing Fibers presently being manufactured by Lumenis and marketed by Boston Scientific and Lumenis. Our new Side Firing Fiber was also tested by an Independent Testing Laboratory, using Lumenis' 100 watt Holmium Laser at full power, that confirmed our successful testing of its vaporization rate and durability on Lumenis' Holmium Laser.

Our new Side Firing Fiber has been cleared for sale by the FDA.

We have delivered a number of our new Side Firing Fibers to Boston Scientific for laboratory testing and a number of our new Side Firing Fibers to Lumenis for physician evaluation, which is presently underway. Lumenis' initial report on their physician evaluations was very favorable.

PROBLEMS ENCOUNTERED IN DEVELOPING THE NEW SIDE FIRING FIBER

Holmium Lasers emit very short pulses of laser energy. At 80 watts, our Holmium Lasers emit pulses of energy with a duration or pulse width of about 400 microseconds, with a peak pulse power level of up to 9,000 watts. The laser energy is transmitted from the laser through an optical fiber to a tip designed to direct the laser energy to the side at an angle of about 80 to 90 degrees.

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

KTP and Diode lasers, at very high power, can vaporize tissue, but can also cause significant charring and thermal damage to the remaining tissue. Charred tissue is removed from the body by macrophages and other mechanisms. Macrophages emit harsh chemicals to dissolve char and other foreign matter, which causes the patient to experience irritation at the vaporization site in the prostate for a week or longer.

Holmium lasers are able to vaporize tissue with little or no charring or damage to the remaining tissue. However, the very high power energy pulses of Holmium Lasers cause a steam bubble to almost instantly be formed in a sort of explosion. These explosions of steam typically occur at a rate of about 25 times per second with our Holmium Lasers and at a rate of about 50 times per second with Lumenis' Holmium Lasers.

When the steam bubble collapses between pulses, it causes an acoustic shock, which can damage the glass components in the tip of the Fibers. And, the water and steam heated by the laser energy can act as a catalyst for erosion of the glass surface at the tip of the optical fiber, which can damage the Fiber's tip. Furthermore, when the laser energy strikes the tissue, some of the laser energy is reflected back into the tip of the optical fiber. This can cause thermal damage that affects the integrity of the Fiber's tip.

The combination of the above described steam explosions, the shock waves from the collapse of the steam bubbles and laser energy reflected back from tissue can damage and, ultimately, fracture the glass enclosure of the Fiber's tip, reducing the Side Firing Fiber's vaporization rate and useful lifetime.

As a result of the above described problems, it took us much longer than anticipated to develop a durable, fast vaporizing, Side Firing Fiber for use with our 80 watt Holmium Lasers. We have begun physician evaluations by a number of our customers and prospective customers to obtain orders and have begun marketing our VaporMAX(R) Side Firing Fiber for use with our Holmium Lasers and other Holmium Lasers with a compatible connector for the treatment of enlarged prostates.

PARTICULAR PROBLEMS ENCOUNTERED WHEN USING LUMENIS' 100 WATT HOLMIUM LASER

We encountered a more difficult problem in developing a similar Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers. At 100 watts of power, Lumenis' Holmium Laser produces 25% more laser energy than our 80 watt Holmium Laser, and its pulse width or duration is about 250 microseconds at this power level, with a peak pulse power of up to 11,000 watts.

In addition to the optical fiber's tip having to emit 25% more energy per pulse, since the pulse width of Lumenis' 100 watt Holmium Laser is about one-half that of our 80 watt Holmium Laser, 25% more power must be transmitted through the tip of the optical fiber at about twice the number of pulses per second as with our 80 watt Holmium Laser, and the steam explosions at the surface of the tip of the Fiber are more powerful, the acoustic shocks caused by the collapse of the steam bubble are more intense and the amount of laser energy reflected from the tissue, which can damage the tip of the Fiber, is greater.

As a result, developing a fast vaporizing, durable, Side Firing Fiber for use with Lumenis' 100 watt Holmium Lasers proved to be a formidable challenge. However, our testing of the new Fiber on Lumenis' 100 watt Laser at full power and the Independent Testing Laboratory's testing on Lumenis' 100 watt Laser at full power demonstrated its faster vaporization rate and durability on an animal tissue model.

A very significant portion of our management and R & D efforts over the past year were devoted to the development of the new Side Firing Laser Fiber for use with Lumenis' 100 watt Holmium Lasers and our 80 watt Holmium Lasers.

THE MARKET FOR OUR LASERS AND FIBERS IN UROLOGY

Side firing laser fibers to treat an enlarged prostate typically sell for about $650 or more and are labeled "single use" and should be discarded after one use. However, we are told some illicit re-use of these fibers occurs in the United States and Europe and is common throughout the rest of the world, where government reimbursement, insurance plans and self-pay patients cannot afford such expensive devices.

Our Lasers and our FlexMAX(R) plain, straight-ahead firing Fibers are used in urology to fragment stones in the kidney, ureter or bladder in "lithotripsy" procedures. However, our plain, straight-ahead firing Fibers are reusable and are used an average of about 20-30 times. As a result, revenues from the sale of $400 plain Fibers to fragment stones do not result in as significant sales revenues as those expected from the use of single use, disposable Side Firing Fibers with our Holmium Lasers and others to treat enlarged prostates.

THE ORTHOPEDIC MARKET

Our Side Firing Laser Needles are used with our Holmium Lasers to treat herniated or ruptured lumbar, thoracic or cervical discs in the spine in minimally invasive procedures, which are typically performed on an outpatient basis in as little as 30-40 minute procedures, usually with only local anesthesia. The lower back, leg and neck pain disappears on the operating table, and the patient walks out with only a Band Aid(R) on the puncture (stitches may not be required). Most patients can return to light activities in a few days. Clinical Studies on our disc procedures, published in medical journals, show success rates (good or excellent results, based on pain scores) of 85% to 94%.

Approximately 600,000 conventional surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and entail a two to three day or longer hospital stay, some bleeding, post-operative pain and a recovery period of a month or longer, often with physical therapy or exercise programs for up to six months. Conventional surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of disc surgery to be only 40% to 77%, based on similar pain scores.

While our laser procedures to treat herniated or ruptured spinal discs have demonstrated higher success rates, fewer adverse effects and typically do not require hospitalization, which are common to the conventional surgical procedures to treat herniated or ruptured spinal discs, and are less costly to third party payors, before surgeons can perform our laser procedures, they must attend a one or more training courses in which they practice the procedure on cadavers. In addition to difficulty in convincing busy surgeons to take two to three days away from their practice to attend a training course, we incur substantial costs in conducting the training courses.

In addition, surgeons are generally paid more by Medicare and insurance companies for performing conventional disc surgery than for our outpatient laser rocedures, reducing their desire to take time away from their practice to attend a training course for a lower-paying procedure. However, once experienced in our shorter procedure, many spinal surgeons are able to perform two, three or more of our laser procedures a day, compared to usually one procedure a day for conventional surgery.

Since we can afford to conduct (or participate with makers of endoscopes used in these procedures) in only a few training courses each year in the U.S. and only occasionally in Europe, Latin America and Asia, our spinal disc market is expected to grow only if we are able to conduct or participate in a larger number of training courses. If our sales continue to grow, we plan to expand the marketing of our Holmium Lasers and Side Firing Fibers for treating herniated or ruptured spinal discs By conducting or participating in more training courses.

OTHER MARKETS

Our Lasers, Fibers, Needles and Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

We also plan to develop new optical fiber devices for use with our Holmium Lasers and others to treat other conditions. Developing new optical fiber devices for new medical applications entails considerable risk. While we have almost twenty years of experience in designing, developing, manufacturing and marketing Holmium Lasers and Side Firing Laser Fibers, we cannot assure that any new optical fiber devices or different lasers we attempt to develop for new applications can be completed at a reasonable cost or in a timely manner, will be clinically successful, can compete successfully in the marketplace or be profitable to us.

THE LASER RENTAL MARKET

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $55,000 to $127,000, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, laser rental companies have been formed in the United States and elsewhere to fill this void. These companies typically provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

Mobile Surgical Technologies, Inc. ("MST") was organized in 1997 to rent lasers with a trained operator to hospitals, surgery centers and physicians in Texas on a "fee per case" basis. We acquired MST in late 2000 and expanded its "fee per case" rental Business. MST is particularly well suited to our introduction and testing of new laser products. If requested, MST also supplies Side Firing or plain Fibers or Tips and includes their price in the "per case" fee.

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

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2009, an aggregate of $53,127,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $1,316,000 and $1,311,000 was expended during the fiscal years ended September 30, 2009 and 2008, respectively. As it has in the past, the Company expects to contract with unaffiliated hospitals and research institutions for the clinical testing of its developmental products.

MANUFACTURING AND SUPPLY AGREEMENTS

The Company believes that it has adequate engineering, design and manufacturing facilities (see "PROPERTIES" section herein).

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

Resulting for a prior settled patent litigation with Lumenis, Inc. ("Lumenis"), Lumenis has agreed to pay a 7.5% royalty to us on their sales of certain side-firing and angled-firing devices manufactured by Lumenis or purchased by Lumenis from third-party suppliers. In addition, Lumenis agreed to purchase 75% of its Angled-Firing (60 degree to 75 degree firing) and 100% of its Side-Firing (75 degree to 90 degree) Devices from the Company under an OEM Supply Agreement. The OEM Agreement was executed on September 8, 2005, and the Company is developing a special version of its VaporMAX(TM) Side-Firing Device exclusively for Lumenis, under Lumenis' DuraMAX trademark, for use with Lumenis' Holmium lasers for their cleared indications for use, which include the treatment of benign prostatic hyperplasia or "BPH", commonly referred to as an enlarged prostate.

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

At September 30, 2009, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Tips with a limited number of straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 23 independent distributors who sell various medical products in approximately 25 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a portion of their time to selling our products. The Company presently employs a Vice President of Sales who directs the Company's sales activities in the United States and elsewhere.

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

Specific areas of regulation by the FDA and other related matters are described in detail below.
                                       7

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

Such regulatory requirements also lengthen the time which is required to develop and commence marketing a product. These delays increase the Company's R&D costs by (a) lengthening the time during which the Company must maintain and bear the carrying costs of a given research and development effort and (b) delaying the time when the Company can commence realizing revenues from sales of a product, during which time, however, the Company must nevertheless continue to bear administrative and overhead costs. It is, however, not possible for the Company to quantify or estimate in advance the direct and indirect costs of complying with such regulatory requirements, particularly since the expense and difficulty of such compliance can vary greatly, depending upon the nature of the product, its intended use, the technological success of the R&D effort and the results of clinical testing of its products.

To the extent applicable regulations require more rigorous testing than might otherwise be deemed necessary by the Company, the costs entailed in conducting testing of its products by such institutions (and fees or royalties, if any, payable to them) may be deemed in part a cost to the Company of compliance with such regulatory requirements.

EMPLOYEES

On September 30, 2009, the Company had 59 full-time employees, of whom 12 were employed by MST. Of the remainder, 36 were engaged in production and engineering, one in sales and marketing, and 10 in general and administrative functions. On September 30, 2009, the Company had five part-time employees of whom three were engaged in production and R&D, and two in general and administrative functions.

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

PATENTS AND PATENT APPLICATIONS

As of September 30, 2009, the Company owned or had licenses to 19 U.S. Patents and 2 foreign and 6 U.S. patent applications. The validity of one of the U.S. Patents covering the Company's 80 watt Holmium Laser was challenged by a competitor in the U.S. in an action before the U.S. Patent and Trademark Office ("USPTO"). In December 1996, the USPTO upheld the validity of all of the claims of this Patent. There is no assurance that (a) any patents will be issued from the pending applications, (b) any issued patents will prove enforceable, (c) the Company will derive any competitive advantage therefrom or (d) that the Company's products may not infringe patents owned by others, licenses to which may not be available to the Company. To the extent that pending patent applications do not issue, the Company may be subject to more competition. There can also be no assurance that the already patented products, methods and processes will be medically useful or commercially viable. The issuance of patents on some but not all aspects of a product may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. The Company is obligated, under certain of its patent licenses, to make royalty payments. Part of the Company's R&D activities will be directed towards obtaining additional patent rights, which may entail future royalty and minimum payment obligations.

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

FOREIGN OPERATIONS

In fiscal 2009 and 2008, sales of products in foreign countries accounted for approximately 25.2% and 24.6%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

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

The Company had no product liability lawsuits commenced againt it during the year ended September 30, 2009. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years from their date of expiration. We and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendents (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the reexamination proceedings have concluded for all three patents-in-suit, whichever is sooner. CardioFocus has opposed the defendant's motion and, as of this filing, we have not received any determination from the court.

No amount of monetary or other damages is stated in CardioFocus's preliminary case filings and, because the patents are expired, CardioFocus is not entitled to anything other than monetary damages. We have not established a reserve for any damages in the event these patents are finally declared valid by the USPTO in a non-appealable decision.

In the event the litigation is restarted, the Company will defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's quarter ended September 30, 2009, no matters were submitted to a vote of securities holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     A. MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:


       2008                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2007                        $ 0.89            $ 0.60
       March 31, 2008                             0.62              0.33
       June 30, 2008                              0.48              0.33
       September 30, 2008                         0.33              0.21

       2009                                       High              Low
       ----                                       ----              ----
       Quarter ended:
       December 31, 2008                        $ 0.22            $ 0.08
       March 31, 2009                             0.29              0.13
       June 30, 2009                              0.26              0.18
       September 30, 2009                         0.49              0.20

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    B. HOLDERS OF COMMON STOCK

As of September 30, 2009, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

    D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2009 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

                                                                             NUMBER OF
                                                                       SECURITIES REMAINING
                                NUMBER OF                               AVAILABLE FOR FUTURE
                             SECURITIES TO BE                             ISSUANCE UNDER
                               ISSUED UPON       WEIGHTED-AVERAGE             EQUITY
                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                            OPTIONS, WARRANTS    OPTIONS, WARRANTS      REFLECTED IN COLUMN
                               AND RIGHTS           AND RIGHTS                  (a))
                            -----------------    -----------------     ---------------------
    PLAN CATEGORY                  (a)                  (b)                      (c)
    ---------------------   -----------------    -----------------     ---------------------
    Equity compensation
    plans approved by
    security holders                 168,329      $           1.42                        --

    Equity compensation
    plans not approved by
    security holders               1,348,450      $           1.12                   963,100
                            ----------------      ----------------     ---------------------
    Total                          1,516,779      $           1.15                   963,100
                            ================      ================     =====================

Recent Sales of Unregistered Securities

None.


Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    SELECTED FINANCIAL DATA - N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Trimedyne rents its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2009 and 2008, two Lasers, respectively, were being rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2009 and 2008, were less than one percent of revenues.

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

GOODWILL

We account for goodwill and acquired intangible assets in accordance with ASC No. 350 "Intangible Goodwill and Other", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit, our service and rental group, to which goodwill is assigned.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, we generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2008, we conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, we determined there was no impairment of the goodwill as of September 30, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets.

DEFERRED TAXES

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

STOCK-BASED COMPENSATION

We account for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2009 AND 2008

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2009 and 2008:

                                                  Year Ended September 30,
                                                     2009          2008
                                                    ------        ------
Net revenues                                        100.0%        100.0%
Cost of sales                                        62.5          70.9
Selling, general and administrative expenses         36.1          40.4
Research and development expenses                    17.7          22.3
Interest expense                                      0.6           0.6
Other income, net                                     4.5           6.8
Income taxes                                          0.4           0.2
Net loss                                            (12.2)        (27.0)


NET REVENUES

Net revenues increased $1,551,000 or 26.4% in fiscal 2009 to $7,422,000 from $5,871,000 in fiscal 2008. Net sales from Lasers and accessories increased by $488,000 or 43.8% to $1,599,000 during the fiscal year ended September 30, 2009 from $1,111,000 during the prior fiscal year, primarily due to international sales. Sales from Fibers, Needles and Tips increased by $398,000 or 14.6% to $3,119,000 during the current fiscal year ended September 30, 2009 from $2,721,000 during the prior fiscal year. The increase in sales from Fibers, Needles and Tips was primarily due an increase in Needles and Tips sold for use in spinal procedures. International export revenues increased $425,000 or 29.4% to $1,869,000 during fiscal 2009 from $1,444,000 during fiscal 2008 primarily due to sales in foreign countries where our products are sold through non-stocking distributors who are paid commissions, resulting in higher invoiced prices offset by commissions and customers taking advantage of volume discount pricing for lasers. Net revenues from "per case" rentals and field service and rental increased by $665,000 or 32.6% in fiscal 2009 to $2,704,000 from $2,039,000 in fiscal 2008, primarily due to an increase in per case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

COST OF GOODS SOLD

Cost of sales in fiscal 2009 was approximately 63% of net revenues, compared to 71% in fiscal 2008. Gross profit from the sale of lasers and accessories was 23% in the fiscal year ended September 30, 2009 as compared to 6% for the prior year fiscal period, primarily due to sales in foreign countries where product is sold through non-stocking distributors who are paid commissions, resulting in higher margins offset by commissions. Gross profit from the sale of Fibers, Needles and Tips during the fiscal year ended September 30, 2009 was 43% as compared to 41% for the prior fiscal year period. The increase in gross profit was primarily the result of a volumizing difference due to a higher production of units created by the 14.6% increase in sales of delivery systems during the current year as compared to the prior year offset by a non-recurring year-end adjustment of $54,000 to reserve obsolete and slow moving inventory. Gross profit from revenue received from service and per case rentals was 41% in the current fiscal year as compared to 26% for the prior fiscal year period. The higher gross profit for the current year was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher per case rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 13% to $2,683,000 in fiscal 2009, compared to $2,373,000 in fiscal 2008. The $310,000 increase in fiscal 2009 was primarily the result of increases in commission expense of $196,000, $38,000 in administrative payroll expense, $30,000 in bonus expense for MST, $43,000 in temporary administrative staff, $25,000 in professional fees, $21,000 in bad debt expense and property expense of $5,000, and $18,000 in depreciation and amortization, offset by decreases in legal expense of $30,000, sales tax expense of $10,000 recruiting expense of $12,000, stock-based compensation of $15,000.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses increased $5,000 or 0.4% to $1,316,000 in fiscal 2009, compared to $1,311,000 in fiscal 2008. R&D as a percentage of net revenues decreased to 17.7% of net revenues in fiscal 2009 as compared to 21.8% in fiscal year 2008. R&D spending in fiscal 2009 was higher as we are nearing the completion of our product development efforts in readying its new Side-Firing Fibers for use with its Lasers and Lumenis' Holmium Lasers.

OTHER INCOME AND EXPENSE

Total other income, net decreased $66,000 or 16.5% to $333,000 in fiscal 2009 from $399,000 in fiscal 2008. Interest income decreased by $40,000 or 75.5% to $13,000 in fiscal 2009 compared to $53,000 in fiscal 2008. The levels of cash available for investment in interest bearing securities were $1,621,000 and $2,007,000 as of September 30, 2009 and 2008, respectively. The decrease in interest income was due to our decrease in the levels of cash available for investment in interest bearing securities due to negative cash flows along with lower interest rates paid by institutions during fiscal 2009. Income from royalties decreased $79,000 or 21% to $295,000 in fiscal 2009 from $374,000 in fiscal 2008. This decrease was due to royalties received from Lumenis based on a percentage of Lumenis' sales of side-firing and angled-firing devices manufactured by Lumenis, as stipulated in the settlement agreement entered into on November 17, 2003 between Lumenis, Inc. and us. During the fiscal year ended September 30, 2009 and 2008, the Company incurred a gain from the sale of assets of $12,000 and a loss from the sale of assets of $17,000, respectively. During the current fiscal year, we accrued a provision for state income tax of $20,000 for MST.

NET LOSS

As a result of the above, the net loss in fiscal 2009 was $909,000, compared to a net loss of $1,590,000 in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2009, net cash used in operating activities was $54,000, as compared to net cash used of $878,000 in fiscal 2008. Net cash used in investing activities was $136,000 in fiscal 2009, compared to net cash used of $143,000 in fiscal 2008. The increase in cash used in investing activities in fiscal 2009 as compared to fiscal 2008 was primarily due to the purchasing of additional equipment. Net cash used in financing activities during fiscal 2009 and 2008 was $196,000 and $151,000, respectivley, for payments on debt comprising of equipment leases and financed insurance premiums.

Liquidity and Management's Plans

At September 30, 2009, we had working capital of $3,772,000 compared to $4,625,000 at the end of the previous fiscal year ended September 30, 2008. Cash decreased by $386,000 to $1,621,000 at September 30, 2009 from $2,007,000 at the fiscal year ended September 30, 2008. We believe that existing cash flows are sufficient to fund operations through September 30, 2010; however, we have incurred losses from operations for the past two years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

Recently Issued Accounting Standards

In May 2009, the FASB issued ASC 855 "Subsequent Events" (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the nine months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, January 13, 2010, and has disclosed the events identified within this filing.

In June 2009, the FASB issued ASC 105 "Generally Accepted Accounting Principles" (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the fiscal year ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 "General Intangibles other than Goodwill" and are effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of determining the impact that adoption of this Statement will have on its financial statements.

Effective October 1, 2009, the Company will adopte the provisions of Emerging Issues Task Force 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815 . The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance is expected to have an impact on the Company's financial statements and position due to certain warrants in which the exercise price resets upon certain events. The Company is currently evaluating the impact of the adoption.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 of this Annual Report are set forth in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

      The following persons served as our officers and directors in fiscal 2009.

Name                       Age              Position
----                       ---              --------

Marvin P. Loeb             83               Chairman and CEO

Glenn D. Yeik              42               President, COO, and Director

Brian T. Kenney            53               V.P. - Global Sales and Marketing

Donald Baker               80               Director

MARVIN P. LOEB has been a director of our Company since 1980, Chairman of the Board since March 1981, Chief Executive Officer from April 1991 to November 2000 and since July 2001. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned, inactive subsidiary of the Company) since May 1992. Since May 1986, he has been Chairman, CEO and a director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

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

Family Relationships

Our director Glenn Yeik is the son-in-law of our Chairman Marvin Loeb. Other then the foregoing, there are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Involvement in Certain Legal Proceedings

During the past five years, none of the following have occurred that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company:

         1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         4. Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during 2008.

Changes to Nominating Process

There have been no changes to the nominating process or adoption of procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Don Baker is our Audit Committee member and non-board member. Mr. Baker is an "audit committee financial expert" in accordance with SEC rules. Because we are not a listed issuer, members of our Audit Committee are not subject to the independence requirements of any national securities exchange or association.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. Our Audit Committee charter is available on our website, www.trimdeyne.com. The Committee met once and acted by unanimous written consent during fiscal 2009 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee, non-board member and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

The role of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors. Management of the Company has the primary responsibility for the Company's consolidated financial statements as well as the Company's financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of the Company's financial statements and expressing an opinion as to the conformity of such consolidated financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2009, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for filing with the Securities and Exchange Commission.

/s/ Don Baker
December 31, 2009

Other Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will continue to qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the compensation committee and nominating committee.

Code of Ethics

We have formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees; it can be found on our website at www.trimedyne.com.

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. No bonuses, stock, or option awards were granted to executive officers during the fiscal year ended September 30, 2009.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2009 and 2008 for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2009:

                                                      Option      All Other
                                           Salary     Awards    Compensation      Total
Name and Principal Position       Year       ($)      ($)(2)       ($)(3)          ($)
-------------------------------   ----   ----------  --------   ------------    ---------
Marvin P. Loeb.................   2009   $ 121,257         0    $      6,996    $ 128,253
CEO and Chairman                  2008   $ 121,257         0    $      6,996    $ 128,253

Glenn D. Yeik..................   2009   $ 159,135         0    $     21,421    $ 180,556
COO, President, and Director      2008   $ 159,135     14,110   $     18,240    $ 195,035

Brian T. Kenney, V.P...........   2009   $ 120,000         0    $    105,954    $ 225,954
                                  2008   $ 120,000         0    $     86,234    $ 206,234
-----------------------------------------------------------------------------------------

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and 2008 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. We did not grant awards to named executive officers in fiscal
2009 or 2008. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated
Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2009 Fiscal Year-End table.

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

                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                              Option Awards
                        -------------------------------------------------------------------
                                                       Equity
                                                      Incentive
                        Number of      Number of     Plan Awards:
                       Securities     Securities      Number of
                       Underlying     Underlying     Securities
                       Unexercised    Unexercised    Underlying      Option
                        Options        Options       Unexercised    Exercise       Option
                         (#)            (#)          Unearned        Price       Expiration
Name                   Exercisable   Unexercisable   Options (#)      ($)           Date
-------------------   -------------  -------------   -----------    --------    ----------
Marvin P. Loeb               30,000                                     1.25     4/04/2011
                             48,000                                     2.75     4/18/2010

Glenn D. Yeik                50,000                                     0.14     1/14/2013
                             22,000                                     0.50     8/13/2013
                             30,000                                     0.50     4/15/2012
                             75,000                                     0.60     4/15/2015
                            100,000                                     0.92     3/31/2016
                             25,000                                     1.25     4/04/2011
                             48,000                                     3.84     3/20/2010

Brian T. Kenney              20,000                                     0.50     4/15/2012
                             50,000                                     1.25     4/04/2011
                             15,000                                     2.75     4/18/2010
-------------------------------------------------------------------------------------------
None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year 2009.

DIRECTOR COMPENSATION IN FISCAL YEAR 2008 AND 2009

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

                                DIRECTOR COMPENSATION FISCAL YEAR 2008

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

------------------------------------------------------------------------------------------------------------

Mr. Baker did not exercise any options during fiscal year 2008

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

No such grants were given during the fiscal year ended September 30, 2009.

Compensation Committee Interlocks and Insider Participation

During 2009, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2009.

Compensation Committee Report

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2009 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Each person named in the table has sole investment and sole voting power with respect to the shares of Common Stock set forth opposite his name, except as otherwise indicated. All shares are directly owned or are held for the stockholder in street name, except as otherwise indicated.


                           NAME AND ADDRESS                                AMOUNT AND NATURE OF    PERCENT OF CLASS
TITLE OF CLASS             OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP       OUTSTANDING*
--------------             -------------------                             --------------------    -----------------
                               MAJOR SHAREHOLDERS
                               ------------------
Common Stock               Marvin P. Loeb, Chairman & CEO (1)                   2,555,028                 13.8%
$.01 Par Value             25901 Commercentre Drive
                           Lake Forest, CA 92630

                           Corsair Capital, LLC. (6)                            1,140,000                  6.2%
                           717 Fifth Avenue, 24 Floor
                           New York, NY 10022

                           Seth Hamot and his associates                        1,013,536                  5.5%
                           c/o Costa Brava Partnership III L.P.
                           420 Boylston Street
                           Boston, MA 02116

                           Bruce J. Haber and his associates                      931,653                  5.1%
                           145 Huguenot Street, Suite 405
                           New Rochelle, NY 10801


                               OTHER DIRECTORS AND EXECUTIVE OFFICERS
                               --------------------------------------
                           Donald Baker, Director (2)                             110,000                    *
                           544 Earlston Road
                           Kenilworth, IL 60043

                           Glenn D. Yeik, Pres. COO (3)(5)                        580,351                  3.1%

                           Brian T. Kenney, V.P. (4)(5)                           120,000                    *

                         All Directors and Executive                            3,334,375                 18.1%
                         Officers as a Group (5 persons)

-------------------
* Indicates less than 1%

(1) Consists of 2,555,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, and Options to purchase 78,000 Shares.
(2)  Consists of 50,000 Shares and Options to purchase 40,000 Shares.
(3)  Consists of 230,351 Shares, and Options to purchase 350,000 Shares.
(4)  Consists of 35,000 Shares and Options to purchase 85,000 Shares.
(5)  Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6)  Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During the prior fiscal year ended September 30, 2008, we incurred $7,600 of legal services with a Director, of which $3,800 was paid during the that fiscal year.

During the fiscal year ended September 30, 2009, no such transactions occurred.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2009 and September 30, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                              September 30,
                                         2009               2008
                                       ---------         ---------
(i)       Audit Fees                     35,000            42,900
(ii)      Audit Related Fees             24,000            30,750
(iii)     Tax Fees                        8,500             7,250
(iv)      All Other Fees                  1,700            37,622

During the fiscal year ended September 30, 2009, dbbMckennon billed $16,000 in "Audit Fees" which arte included above. All other amounts disclosed were billed by McKennon Wilson & Morgan.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

         10(f) Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

         10(i)* Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

         10(j) Industrial Lease (for Bake Parkway headquarters) with Buckhead Industrial Properties, Inc, dated October 25, 2000.

         10(k)    Industrial Lease effective July 26, 2005

              21.1    Subsidiaries
              31.1    Rule 13a-14(a)/ 15d-14(a) Certification
              31.2    Rule 13a-14(a)/ 15d-14(a) Certification
              32.1    Certification Pursuant to 18 U.S.C. section 1350
              32.2    Certification Pursuant to 18 U.S.C. section 1350

         * The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trimedyne, Inc.

Date: January 13, 2010                     /s/ Marvin P. Loeb
                                           -------------------------------
                                           Marvin P. Loeb,
                                           Chairman, and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Marvin P. Loeb                Chairman of the Board        January 13, 2010
------------------------------    of Directors & CEO
Marvin P. Loeb

/s/ Glenn D. Yeik                 President, COO               January 13, 2010
------------------------------    Director
Glenn D. Yeik

/s/ Donald Baker                  Director                     January 13, 2010
------------------------------
Donald Baker

/s/ Jeffrey S. Rudner             Treasurer &                  January 13, 2010
------------------------------    Principal Accounting Officer
Jeffrey S. Rudner

                                 TRIMEDYNE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm              F-2

        Report of Independent Registered Public Accounting Firm              F-3

        Consolidated Balance Sheets at September 30, 2009 and 2008           F-4

        Consolidated Statements of Operations for the years ended
        September 30, 2009 and 2008                                          F-5

        Consolidated Statements of Stockholders' Equity for the
        years ended September 30, 2009 and 2008                              F-6

        Consolidated Statements of Cash Flows for the years
        ended September 30, 2009 and 2008                                    F-7

        Notes to Consolidated Financial Statements                           F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and its subsidiaries (the "Company") as of September 30, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and their subsidiaries as of September 30, 2009, and the consolidated results of their operations and its cash flow the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ dbbmckennon
                                                   Newport Beach, California
                                                   January 13, 2010

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and their subsidiaries as of September 30, 2008, and the consolidated results of their operations and its cash flow the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ McKennon Wilson & Morgan, LLP
                                                   Irvine, California
                                                   January 13, 2009

                         TRIMEDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                                                         As of September 30,
                                                                ----------------------------------
                                                                        2009            2008
                                                                   ------------     -----------

Current assets:
  Cash and cash equivalents                                        $  1,621,000    $  2,007,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 and
    $12,000, respectively                                               988,000         954,000
  Inventories                                                         2,266,000       2,584,000
  Other current assets                                                  226,000         171,000
                                                                   ------------    ------------
      Total current assets                                            5,101,000       5,716,000

Property and equipment, net                                           1,168,000       1,382,000
Other                                                                    87,000          83,000
Goodwill                                                                544,000         544,000
                                                                   ------------    ------------
                                                                   $  6,900,000    $  7,725,000
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $     449,000    $    256,000
  Accrued expenses                                                      497,000         469,000
  Deferred revenue                                                      100,000          75,000
  Accrued warranty                                                       54,000          54,000
  Income tax payable                                                     20,000              --
  Current portion of note payable and capital leases                    209,000         237,000
                                                                   ------------    ------------
    Total current liabilities                                         1,329,000       1,091,000

Note payable and capital leases, net of current portion                 232,000         400,000
Deferred rent                                                            51,000          73,000
                                                                   ------------    ------------

    Total liabilities                                                 1,612,000       1,564,000
                                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                  --              --
  Common stock - $0.01 par value; 30,000,000 shares authorized,
    18,467,569 shares issued, 18,365,960 shares outstanding at
    September 30, 2009 and 2008                                         186,000         186,000
  Additional paid-in capital                                         51,461,000      51,425,000
  Accumulated deficit                                               (45,646,000)    (44,737,000)
                                                                   ------------    ------------
                                                                      6,001,000       6,874,000
  Treasury stock, at cost (101,609 shares)                             (713,000)       (713,000)
                                                                   ------------    ------------

   Total stockholders' equity                                         5,288,000       6,161,000
                                                                   ------------    ------------

                                                                  $   6,900,000    $  7,725,000
                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                       F-4






                         TRIMEDYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------     ------------
Net revenues:
  Products                                         $  4,718,000    $  3,832,000
  Service and rental                                  2,704,000       2,039,000
                                                   ------------    ------------
                                                      7,422,000       5,871,000
                                                   ------------    ------------

Cost of sales:
  Products                                            3,029,000       2,657,000
  Service and rental                                  1,608,000       1,506,000
                                                   ------------    ------------
                                                      4,637,000       4,163,000
                                                   ------------    ------------

Gross profit                                          2,785,000       1,708,000

Selling, general and administrative expenses          2,683,000       2,373,000
Research and development expenses                     1,316,000       1,311,000
                                                   ------------    ------------

Loss from operations                                 (1,214,000)     (1,976,000)
                                                   ------------    ------------
Other income (expense):
 Interest income                                         13,000          53,000
 Royalty income                                         295,000         374,000
 Interest expense                                       (48,000)        (38,000)
 Creditor settlements and recoveries                     61,000          27,000
 Gain (loss) on disposal of equipment                    12,000         (17,000)
                                                   ------------    ------------
   Total other income, net                              333,000         399,000
                                                   ------------    ------------

Loss before provision for income taxes                 (881,000)     (1,577,000)

Provision for income taxes                               28,000          13,000
                                                   ------------    ------------

Net loss                                           $   (909,000)   $ (1,590,000)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.05)   $      (0.09)
                                                   ============    ============

Basic and diluted weighted average
 common shares outstanding:                          18,365,960      18,365,960
                                                   ============    ============


           See accompanying notes to consolidated financial statements

                                       F-5








                                           TRIMEDYNE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock              Additional
                                  ------------               Paid-In       Accumulated    Treasury
                             Shares          Amount          Capital         Deficit        Stock           Total
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
October 1, 2007             18,467,569    $    186,000    $ 51,373,000   $(43,147,000)  $   (713,000)   $  7,699,000

Share-based compensation
expense                             --              --          52,000             --             --          52,000

Net loss                            --              --              --     (1,590,000)            --      (1,590,000)
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2008          18,467,569         186,000      51,425,000    (44,737,000)      (713,000)      6,161,000

Share-based compensation
expense                             --              --          36,000             --             --          36,000

Net loss                            --              --              --       (909,000)            --        (909,000)
                          ------------    ------------    ------------   ------------   ------------    ------------
Balances at
September 30, 2009          18,467,569    $    186,000    $ 51,461,000   $(45,646,000)  $   (713,000)   $  5,288,000
                          ============    ============    ============   ============   ============    ============


                              See accompanying notes to consolidated financial statements

                                                         F-6








                           TRIMEDYNE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended September 30,
                                                         ---------------------------------
                                                                2009           2008
                                                           ------------    -----------
Cash flows from operating activities:
  Net loss                                                 $   (909,000)  $ (1,590,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Stock-based compensation                                     36,000         52,000
    Depreciation and amortization                               362,000        315,000
  Changes in operating assets and liabilities:
    Trade accounts receivable                                   (34,000)      (380,000)
    Inventories                                                 318,000        407,000
    Other assets                                                (59,000)       167,000
    Accounts payable                                            193,000         44,000
    Note from related party                                          --          9,000
    Accrued expenses                                             28,000         42,000
    Deferred revenue                                             25,000         30,000
    Accrued warranty                                                 --         27,000
    Deferred rent                                               (22,000)       (18,000)
    Income tax payable                                           20,000             --
    (Gain) loss on disposal of fixed assets                     (12,000)        17,000
                                                            -----------    -----------
     Net cash used in operating activities                      (54,000)      (878,000)
                                                            -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           (136,000)      (143,000)

                                                            -----------    -----------
     Net cash used in investing activities                     (136,000)      (143,000)
                                                            -----------    -----------

Cash flows from financing activities:
   Principal payments on capital leases and debt               (196,000)      (151,000)
                                                            -----------    -----------

     Net cash used in financing activities                     (196,000)      (151,000)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (386,000)    (1,172,000)

Cash and cash equivalents at beginning of year                2,007,000      3,179,000
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $ 1,621,000    $ 2,007,000
                                                            ===========    ===========

Cash paid for income taxes in the years ended September 30, 2009 and 2008 was $8,000 and $13,000, respectively. Cash paid for interest in the years ended September 30, 2009 and 2008 was $48,000 and $38,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal year ended September 30, 2008, the Company financed the purchases of equipment with $651,000 in note and lease agreements.

During the fiscal year ended September 30, 2009, the Company financed the purchase of certain insurance policies with an $85,000 note. During the fiscal year ended September 30, 2008, the Company financed the purchase of certain insurance policies with a $134,000 note.

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

Managements' Plans

We have incurred losses from operations for the past two years. However, we believe that existing cash flows are sufficient enough to fund operations through September 30, 2010. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, we will raise additional debt and/or equity capital to fund operations through the sale of some of our assets and reduce ours costs by eliminating certain personnel positions and reducing certain overhead costs in order to reduce our losses. There are no assurances that our plans will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board ("FASB") issued revised accounting guidance which establishes the FASB Accounting Standards Codification ("ASC") as the authoritative source for accounting principles of non-governmental entities to conform to United States Generally Accepted Accounting Principles ("GAAP") used in the preparation of financial statements. The ASC is not intended to change existing guidance for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2009 two customers accounted for 19% and 11% of the Company's receivables. During the years ended September 30, 2008 two customers accounted for 24% and 12% of the Company's receivables. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2009 and 2008, credit losses were not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2009, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $1,333,661.

Inventories

Inventories consist of raw materials and component parts, work-in-process and finished goods consisting of lasers and dispensing systems. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are written down to reflect their net realizable values. Writedowns are considered permanent reductions at cost basis of the related inventories.

Goodwill

The Company accounts for goodwill and acquired intangible assets in accordance with ASC No. 350 "Intangible and Other", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, our service and rental group, to which goodwill is assigned.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2009, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of September 30, 2009.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets.

Stock-Based Compensation

The Company accounts for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2008 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2008 was five years.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2008 is primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal year ended September 30, 2008, are as follows:

     Expected term                                  5 years
     Expected stock volatility                          94%
     Risk free rate                                   3.07%
     Dividend yield                                     --%

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2008 was $0.29 per option.

There were no options granted or exercised during the fiscal year ended September 30, 2009.

As of September 30, 2009, there was approximately $41,017 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee and director stock options under ASC No. 718 for the fiscal years ended September 30, 2009 and 2008, which was allocated as follows:

                                                Fiscal Years Ended September 30,
                                                -------------------------------
                                                      2009              2008
                                                   ----------         ---------
Stock-based compensation included in:
Cost of revenues                                   $    5,000          $ 10,000
Research and development expenses                       5,000             5,000
Selling, general, and administrative expenses          26,000            37,000
                                                     --------          --------
                                                      $36,000          $ 52,000
                                                     ========         =========

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which has been codified into Accounting Standards Codification 825 ("ASC 825"). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on October 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2009 and 2008 due to the short term nature of these instruments.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the year ended September 30, 2009 and 2008, outstanding options of 41,364 and 60,842, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During both fiscal years ended September 30, 2009 and 2008, two lasers were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues. Previously the Company included such revenues as an offset to costs of goods sold. The change in classification did not have a significant impact on the presentation of the Company's financial statements for the fiscal year ended September 30, 2009.

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

                                                      For The Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2009            2008
                                                  ------------    ------------

        Balance at beginning of period            $     54,000    $     27,000
        Charges to costs and expenses                   93,000          74,000
        Costs incurred                                 (93,000)        (47,000)
                                                  ------------    ------------
        Balance at end of period                  $     54,000    $     54,000
                                                  ============    ============

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Income Taxes

The Company uses the asset and liability method of SFAS No. 109 "Accounting for Income Taxes," which has been codified into ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48")" which has been codified into ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC, describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting ASC 740 was required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of ASC 740 did not have a material impact to the Company's financial statements.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2009 and 2008, was $362,000 and $315,000, respectively.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 9). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued ASC 855 "Subsequent Events" (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the nine months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, January 13, 2010, and has disclosed the events identified within this filing.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued ASC 105 "Generally Accepted Accounting Principles" (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the fiscal year ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 "General Intangibles other than Goodwill" and are effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of determining the impact that adoption of this Statement will have on its financial statements.

Effective October 1, 2009, the Company will adopte the provisions of Emerging Issues Task Force 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815 . The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance is expected to have an impact on the Company's financial statements and position due to certain warrants in which the exercise price resets upon certain events. The Company is currently evaluating the impact of the adoption.

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

                                       As of September 30,
                                ---------------------------------
                                        2009              2008
                                   ------------       -----------
Raw materials                      $    848,000       $ 1,036,000
Work-in-process                         800,000           722,000
Finished goods                          618,000           826,000
                                   ------------       -----------
                                   $  2,266,000       $ 2,584,000
                                   ============       ===========

For the fiscal years ended September 30, 2009 and 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                        As of September 30,
                                ---------------------------------
                                        2009             2008
                                   ------------       -----------

   Royalty receivable              $    93,000        $    58,000
   Other receivables                    34,000                 --
   Prepaid insurance                    66,000             86,000
   Deposits                              8,000              9,000
   Prepaid income tax                    5,000              5,000
   Other                                20,000             13,000
                                   -----------        -----------
   Total other current assets      $   226,000        $   171,000
                                   ============       ===========

Property and equipment, net consists of the following:

                                                      As of September 30,
                                              ---------------------------------
                                                     2009           2008
                                                 ------------    -----------
Furniture and equipment                           $ 3,354,000    $ 3,216,000
Leasehold improvements                                619,000        619,000
Other                                                 244,000        282,000
                                                  -----------    -----------
                                                  $ 4,217,000    $ 4,117,000
Less accumulated depreciation and amortization     (3,049,000)    (2,735,000)
                                                  -----------    -----------
                                                  $ 1,168,000    $ 1,382,000
                                                  ===========    ===========

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2009, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $176,000.

Accrued expenses consist of the following:

                                                    As of September 30,
                                               -------------------------------
                                                   2009                2008
                                               ------------        -----------
   Accrued vacation                                 182,000        $   187,000
   Accrued salaries and wages                        62,000            130,000
   Sales and use tax                                 75,000             67,000
   Accrued professional fees                             --              4,000
   Customer deposits                                  4,000             13,000
   Commissions                                      145,000             51,000
   Accrued payroll tax                               11,000              8,000
   Accrued 401(k)                                     9,000                 --
   Other                                              9,000              9,000
                                               ------------        -----------
   Total accrued expenses                      $    497,000        $   469,000
                                               ============        ===========

NOTE 4. ACQUISITION OF CPT

On August 6, 2008, the Company, through its subsidiary MST, acquired certain assets and assumed certain liabilities of CPT Services, Inc. ("CPT") for an aggregate cash purchase price of $21,000. CPT provided laser service and repair services similar to the MST. The acquisition assisted MST in the expansion of its services.

Since the assets acquired constituted a business, the acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, which was codified into ASC 805, whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition.

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
                                                    =============

The customer relationships are considered an intangible asset and are being amortized over the estimated useful live of five years from the date of the acquisition. The estimated useful life was determined based upon the historical lives of the customer base. The pro-forma financial statements have not been provided as they are insignificant to the Company's financial statements. During the fiscal year ended September 30, 2009, the Company amortized $7,000 of the intangible asset to costs of goods sold. As of September 30, 2009, the carrying value of the intangible asset was $23,000.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consists of the following at September 30,
2009 and 2008:
                                                                                         2009           2008
                                                                                     -----------     ----------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                           $    69,000     $   99,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 170,000        213,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           19,000         23,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    64,000         87,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                  27,000         52,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            53,000         89,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly
principal and interest payments of $8,018 through March 2010.                            39,000             --

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.8% per annum and require monthly
principal and interest payments of $12,631 through March 2009.                                --         74,000
                                                                                     -----------     ----------
                                                                                     $   441,000     $  637,000

Less:  current portion                                                                  (209,000)      (237,000)
                                                                                     -----------     ----------
                                                                                     $   232,000     $  400,000
                                                                                     ===========     ==========

The Company leases certain equipment under capital leases with terms ranging from three to five years. Future annual minimum lease payments are as follows as of September 30, 2009:

           2010                                                     $   196,000
           2011                                                         155,000
           2012                                                          80,000
           2013                                                          23,000
                                                                    -----------
           Total minimum lease payments                                 454,000
           Less amount representing interest                            (52,000)
                                                                    -----------
           Present value of future minimum lease payments               402,000

           Less current portion of capital lease payments              (170,000)
                                                                    -----------
           Capital lease obligations, net of current portion        $   232,000
                                                                    ===========





                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INCOME TAXES

The deferred income tax balances at September 30, 2009 and 2008, are comprised of the following:

                                                            September 30,
                                                      2009                 2008
                                                 -------------        -------------
Deferred income tax assets (liabilities):
    Net operating loss carry forwards            $  12,022,000        $  12,422,000
    Inventories                                        170,000              139,000
    Reserves and accruals                              379,000              252,000
    Research and development credits                 2,594,000            2,591,000
    Depreciation and amortization                      (34,000)             (72,000)
    Other                                              (5,000)                4,000
    Valuation allowance                            (15,126,000)         (15,336,000)
                                                 -------------        -------------
                                                 $          --        $          --
                                                 =============        =============

The valuation allowance for deferred tax assets decreased approximately $210,000 during the year ended September 30, 2009 and approximately $504,000 during the year ended September 30. 2008, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2009 and 2008, the Company recorded a current provision for state income taxes of $28,000 and $13,000, respectively. There was not a provision for federal income taxes.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2009 and 2008:

                                                          September 30,
                                                       2009           2008
                                                    ----------     ----------
Statutory federal income tax rate                    (34.00) %       (34.00) %

Increase (decrease) in tax rate resulting from:
  State tax benefit, net of federal benefit           (2.10) %        (5.80) %
  Other                                               (2.01) %        (0.03) %
  Valuation Allowance                                 41.29  %        40.63  %
                                                    ----------     ----------
Effective income tax rate                              3.18  %         0.80  %
                                                    ==========     ==========

At September 30, 2009, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $34.4 million and $5.9 million, respectively. At September 30, 2008, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $35.6 million and $5.0 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2029 and 2014, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2029 for federal tax purposes.

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

Future annual minimum lease payments under the above lease agreements, at September 30, 2009 are as follows:

       Years ending
       September 30,
       -------------
           2010              $   385,000
           2011                  183,000
                             -----------
           Total             $   568,000
                             ===========

Rent expense for the years ended September 30, 2009 and 2008 was approximately $358,000.

Rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. The unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the $100,000 allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability. As of September 30, 2009, this liability was $51,000.

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

For the years ended September 30, 2009 and 2008 the Company recognized as income $295,000 and $374,000, respectively, in royalties from Lumenis. These amounts are all included as other income in the accompanying statements of operations.

                       TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

The Centers for Medicare and Medicaid Services (CMS), the agency of the U.S. Government that administers the Medicare Program, recently announced its decision to deny reimbursement for thermal intradiscal procedures (TIPs). Thermal procedures to treat spinal discs typically entail the use of electrothermal (ET) or radiofrequency (RF) energy to heat or coagulate the nucleus of the disc, a spongy, gelatinous material that absorbs shocks when people run, jump or are injured, to prevent damage to the vertebra.

CMS, however, included the use of laser energy in its proposed denial of reimbursement for Tips, as the early lasers used in spinal disc treatment, Nd:YAG and KTP lasers, emit continuous wave (CW) energy at a constant level, which is thermal, like ET or RF energy.

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

The Company filed an objection to CMS' lumping our pulsed Holmium Lasers with ET, RF and older, thermal Nd:YAG and KTP lasers, few if any of which lasers are still in use in the treatment of spinal discs. We explained the different mechanisms of action, tissue effects and improved patient outcomes of pulsed Holmium laser energy, compared to those of ET, RF, Nd:YAG and KTP laser energy, and we attached ten (10) published papers on clinical studies of Holmium laser energy that support our position.

Regardless of our objection and ten published papers supporting our position, CMS refused to change its decision. Since most people suffering from a herniated or ruptured spinal disc are below Medicare age, we do not believe CMS's decision will have an adverse impact on our business. In the period since CMS's decision, our revenues significantly increased.

Litigation

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years from their date of expiration in 2006. We and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendents (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the reexamination proceedings have concluded for all three patents-in-suit, whichever is sooner. CardioFocus has opposed the defendant's motion and, as of this filing, we have not received any determination from the court.

No amount of monetary or other damages is stated in CardioFocus's preliminary case filings and, because the patents are expired, CardioFocus is not entitled to anything other than monetary damages. We have not established a reserve for any damages in the event these patents are finally declared valid by the USPTO in a non-appealable decision.

In the event the litigation is restarted, the Company will defend itself vigorously.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY

Warrants

The following is a summary of warrants outstanding during the fiscal years ended September 30, 2009 and 2008:

                                                 Shares of              Weighted
                                               Common Stock             Average           Range of
                                               Issuable Upon         Exercise Price       Exercise
                                           Exercise of Warrants        Per Share           Prices
                                          ----------------------   -----------------   ---------------

Outstanding, at September 30, 2008                       212,000   $            1.25   $          1.25

Issued                                                        --   $
                                          ----------------------
Outstanding, at September 30, 2009                       212,000   $            1.25   $          1.25
                                          ======================

Stock Options

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of five years from the date of grant, and generally expire in six or ten years specific to their respective plan. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan. Upon exercise the Company issues new shares of common stock.

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

There were no options granted during the fiscal year ended September 30, 2009.

Stock Options Outstanding:

                                                                            Weighted-
                                                                             Average
                                                             Weighted-      Remaining
                                                             Average       Contractual     Aggregate
                                                             Exercise         Term         Intrinsic
                                                 Shares        Price         (Years)         Value
                                               ----------    ---------     -----------    -----------
    Options outstanding at October 1, 2007      1,426,979    $   1.14

    Options granted                                96,500        0.47
    Options exercised                                  --          --
    Options forfeited                             (97,000)       1.04
                                               ----------    ---------
    Options outstanding at September 30, 2008   1,426,479    $   1.10             4.0     $     4,550

    Options granted                                    --          --
    Options exercised                                  --          --
    Options forfeited                            (193,700)       0.63
                                               ----------    ---------
    Options outstanding at September 30, 2009   1,232,779    $   1.18             3.3     $    37,750
                                                ==========   ========      ===========    ===========

    Options exercisable at September 30, 2009   1,133,179    $   1.20             2.9     $    25,990
                                               ==========   =========      ===========    ===========

On August 13,2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2009 and 2008, 1,015,550 and 852,550 options were available for issuance under the 2003 Plan, respectively.

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information concerning outstanding and exercisable options at September 30, 2009:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ------------------------                         -------------------
                     Outstanding      Weighted-Average                           Exercisable   Weighted-
    Range of            as of            Remaining           Weighted-Average      as of        Average
Exercise Prices       9/30/2009   Contractual Life (years)   Exercise Price      9/30/2009   Exercise Price
-----------------     ---------   ------------------------   --------------      ---------   --------------
$0.14 - $0.38          110,000              4.7                    $0.23            86,000         $0.19
$0.39 - $0.94          477,179              4.1                    $0.61           451,479         $0.61
$0.95 - $1.88          481,900              2.8                    $1.31           432,000         $1.31
$1.89 - $2.61           16,000              0.7                    $2.29            16,000         $2.29
$2.62 - $3.38           99,700              0.5                    $2.75            99,700         $2.75
$3.39 - $4.25           48,000              0.5                    $3.84            48,000         $3.84
                     ----------         ----------               --------        ----------      --------
                     1,232,779              3.4                    $1.18         1,133,179         $1.20
                     ==========         ==========               ========        ==========      ========

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2008 was $0.29 per option. There were no options granted during the fiscal year ended September 30, 2009. There were no options exercised during the fiscal years ended September 30, 2009 and 2008.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2009 and 2008 totaled $37,000 and $32,000, respectively.

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

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 For the year ended September 30, 2009:           For the year ended September 30, 2008:

                                                Service and                                  Service and
                                  Product          Rental        Total            Product      Rental          Total
                               ------------------------------------------     ------------------------------------------
Revenues                       $ 4,718,000      $2,704,000    $ 7,422,000       $ 3,832,000   $2,039,000      $5,871,000

Cost of sales                    3,029,000       1,608,000      4,637,000         2,657,000    1,506,000       4,163,000
                               ------------------------------------------     ------------------------------------------

Gross profit                     1,689,000       1,096,000      2,785,000         1,175,000      533,000       1,708,000

Expenses:
Selling, general and
  administrative                 2,039,000         644,000      2,683,000         1,877,000      496,000       2,373,000
Research and development         1,316,000              --      1,316,000         1,311,000           --       1,311,000
                               ------------------------------------------     ------------------------------------------

(Loss) income from operations  $(1,666,000)       $452,000     (1,214,000)      $(2,013,000)    $ 37,000      (1,976,000)
                               ===========       =========                      ===========    =========
Other income (expense):
 Interest income                                                   13,000                                         53,000
 Royalty income                                                   295,000                                        374,000
 Interest expense                                                 (48,000)                                       (38,000)
 Creditor settlements and recoveries                               61,000                                         27,000
 Gain (loss) on disposal of equipment                              12,000                                        (17,000)
                                                               ----------                                    -----------

(Loss) before provision for income taxes                         (881,000)                                    (1,577,000)

Provision for income taxes                                         28,000                                         13,000
                                                               ----------                                    -----------

Net (loss)                                                    $  (909,000)                                   $(1,590,000)
                                                              ===========                                    ===========

Sales in foreign countries in fiscal 2009 and 2008 accounted for approximately 25.2% and 24.6%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                                          2009            2008
                                      ----------      ----------
                    Asia              $1,048,000      $  802,000
                    Europe               473,000         224,000
                    Latin America        118,000         118,000
                    Middle East            3,000          80,000
                    Australia            226,000         121,000
                    Africa                 1,000              --
                    Other                     --          99,000
                                      ----------      ----------
                                      $1,869,000      $1,444,000
                                      ==========      ==========

Sales and gross profit to customers by similar products and services for the fiscal year ended September 30, 2009 and September 30, 2008 were as follows:

                                           For the year ended September 30,
                                                 2009           2008
                                             -----------    -----------
By similar products and services:

Sales
 Products:
  Lasers and accessories                     $ 1,599,000    $ 1,111,000
  Fibers, Needles and Tips                     3,119,000      2,721,000
 Service and rental                            2,704,000      2,039,000
                                             -----------    -----------
        Total                                $ 7,422,000    $ 5,871,000
                                             ===========    ===========
Gross profit
 Products:
  Lasers and accessories                    $   361,000     $    66,000
  Fibers, Needles and Tips                    1,328,000       1,109,000
  Service and rental                          1,096,000         533,000
                                            -----------     -----------
        Total                               $ 2,785,000     $ 1,708,000
                                            ===========     ===========

                      TRIMEDYNE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company had two lasers located outside the United States, one each in Canada and India, at September 30, 2009. Total segment assets for the Products segment were $5,152,000 and Service and Rental were $1,726,000 at September 30, 2009. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.


NOTE 11. RELATED PARTY TRANSACTIONS

During the fiscal year ended September 2008, the Company incurred $6,900 of legal services rendered by a Director, of which $1,000 was still outstanding and included in accounts payable as of September 30, 2008. There were no legal services incurred by any related party during the fiscal year ended September 30, 2009.

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

The above balances due were consolidated and converted into a $51,000 promissory note (the "Note"). The Note bore interest at 8.0% per annum, and matured on March 31, 2008. During the fiscal year ended September 30, 2008 the Note was paid in full.

In connection with the above service agreement with Cardiomedics, the Company received $16,000 and $33,000, respectively, in service income during the fiscal years ended September 30, 2009 and 2008.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2009 and 2008, the Company incurred $7,000 and $36,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense, of which $4,000 was included in the balance of accounts payable at September 30, 2008.