Form 10-Q
period 2009-12-31
TRIMEDYNE INC
filed 2010-02-12
CIK 357001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2009

                                            or

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

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

As of February 12, 2010, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risk - N/A                                                16

        ITEM 4T. Controls and Procedures                                   16

PART II.         Other Information                                         17

        ITEM 1.  Legal Proceedings                                         17

        ITEM 1A. Risk Factors - N/A                                        17

        ITEM 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   17

        ITEM 3. Defaults Upon Senior Securities                            17

        ITEM 4. Submission of Matters to a Vote of Security Holders        17

        ITEM 5. Other Information                                          17

        ITEM 6. Exhibits

SIGNATURES                                                                 18

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                   December 31, 2009        September 30, 2009
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $        1,131,000        $        1,621,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 at December 31
    and September 30, 2009                                                   936,000                   988,000
  Inventories                                                              2,576,000                 2,266,000
  Other current assets                                                       141,000                   226,000
                                                                  ------------------        ------------------
      Total current assets                                                 4,784,000                 5,101,000

Property and equipment, net                                                1,115,000                 1,168,000
Other                                                                         82,000                    87,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        6,525,000        $        6,900,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          427,000        $          449,000
  Accrued expenses                                                           513,000                   497,000
  Deferred revenue                                                           100,000                   100,000
  Accrued warranty                                                            49,000                    54,000
  Income tax payable                                                          25,000                    20,000
  Current portion of note payable and capital leases                         187,000                   209,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,301,000                 1,329,000

Note payable and capital leases, net of current portion                      188,000                   232,000
Deferred rent                                                                 42,000                    51,000
Long term warrant liability                                                   33,000                        --
                                                                  ------------------        ------------------

    Total liabilities                                                      1,564,000                 1,612,000
                                                                  ------------------        ------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                        --
  Common stock - $0.01 par value, 30,000,000 shares authorized,
    18,467,569 shares issued at December 31, 2009 and
    September 30, 2009, 18,365,960 shares outstanding at
    December 31, 2009 and September 30, 2009                                 186,000                   186,000
  Additional paid-in capital                                              51,228,000                51,461,000
  Accumulated deficit                                                    (45,740,000)              (45,646,000)
                                                                  ------------------        ------------------
                                                                           5,674,000                 6,001,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              4,961,000                 5,288,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        6,525,000        $        6,900,000
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements

                                                       3






                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                           December 31,

                                                         2009           2008
                                                    ------------   ------------
Net revenues                                        $  1,654,000   $  1,610,000
Cost of revenues                                       1,076,000      1,076,000
                                                    ------------   ------------
  Gross profit                                           578,000        534,000

Operating expenses:
 Selling, general and administrative                     629,000        716,000
 Research and development                                305,000        296,000
                                                    ------------   ------------
   Total operating expenses                              934,000      1,012,000
                                                    ------------   ------------

(Loss) from operations                                  (356,000)      (478,000)

Other income, net                                         61,000         38,000
                                                    ------------   ------------

(Loss) before income taxes                              (295,000)      (440,000)

Provision for income taxes                                 5,000          5,000
                                                    ------------   ------------

Net (loss)                                          $   (300,000)  $   (445,000)
                                                    ============   ============

Net (loss) per share:

  Basic                                             $      (0.02)  $      (0.02)
                                                    ============   ============
  Diluted                                           $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding:

   Basic                                              18,365,960     18,365,960
                                                    ============   ============
   Diluted                                            18,365,960     18,365,960
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements

                                        4






                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                                December 31,
                                                                             2009          2008
                                                                          -----------   -----------
Cash flows from operating activities:
Net loss                                                                     (300,000)     (445,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock-based compensation                                                  6,000        11,000
      Depreciation and amortization                                            78,000        90,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                              52,000         4,000
        Inventories                                                          (310,000)      106,000
        Other assets                                                           90,000        47,000
        Accounts payable                                                      (22,000)       (8,000)
        Accrued expenses                                                       16,000       (31,000)
        Income tax payable                                                      5,000            --
        Deferred revenue                                                           --         3,000
        Accrued warranty                                                       (5,000)       (3,000)
        Deferred rent                                                          (9,000)       (5,000)
                                                                          -----------   -----------

      Net cash used in operating activities                                  (399,000)     (231,000)
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (25,000)      (22,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (25,000)      (22,000)
                                                                          -----------   -----------

Cash flows from financing activities:

   Payments on debt                                                           (66,000)      (77,000)
                                                                          -----------   -----------

     Net cash used in financing activities                                    (66,000)      (77,000)
                                                                          -----------   -----------

Net decrease in cash and cash equivalents                                    (490,000)     (330,000)
Cash and cash equivalents at beginning of period                            1,621,000     2,007,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 1,131,000   $ 1,677,000
                                                                          ===========   ===========


Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December
31,2009. Cash paid for income taxes during the three months ended December 31, 2008 was $5,000. Cash paid for interest during the three months ended December
31, 2009 and 2008 was approximately $10,000 and $13,000, respectively.


      See accompanying notes to condensed consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Trimedyne, Inc., a Nevada corporation, its wholly owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), a Texas corporation, and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne"), a Nevada corporation, (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Managements' Plans

The Company has depleted working capital and incurred losses from operations for the past two years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these deficiencies, or that the Company will be profitable at all. Based on current cash flow projections, the Company believes that existing cash flows are sufficient enough to fund operations through September 30, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to take various steps to reduce losses by reducing its costs through reduction of personnel positions and overhead costs. The Company plans to raise additional capital through the sale of debentures, equity capital or other Company assets. There are no assurances that the management's plans will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2009 and the results of its operations and its cash flows for the three months ended December 31, 2009 and 2008. Results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2009 annual report on Form 10-K for the year ended September 30, 2009.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three months ended December 31, 2009, there were no stock options granted.

As of December 31, 2009, there was approximately $35,017 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under ASC No. 718 for the three months ended December 31, 2009 and 2008, which was allocated as follows:

                                                    Three Months Ended     Three Months Ended
                                                    December 31, 2009      December 31, 2008
                                                    ------------------     -----------------

Stock-based compensation included in:
   Cost of revenues                                     $  1,000               $  3,000
   Research and development expenses                    $  1,000               $  1,000
   Selling, general, and administrative expenses        $  4,000               $  7,000


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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which has been codified into Accounting Standards Codification 825 ("ASC 825"). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on October 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable inventory, accounts payable and notes payableapproximate their respective fair values due to the short-term nature of these instruments. At December 31, 2009, the warrant liability was recorded under a level two assumption; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.


Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of December 31, 2009 one customer accounted for 23% of the Company's receivables.

At December 31, 2009, the Company had cash balances of $789,000 in excess of federally insured limits.

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

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the first quarter ended December 31, 2009, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of December 31, 2009.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenues.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended December 31, 2009 and 2008, outstanding options of 65,000 and 75,056, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 7). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued or Adopted Accounting Pronouncements

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 "General Intangibles other than Goodwill" and are effective for fiscal years beginning after December 15, 2008. On October 1, 2009, the Company adopted the standard with no impact on its financial statements.

Effective October 1, 2009, the Company adopted the provisions of Emerging
Issues Task Force 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815. The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance had an impact on the Company's financial statements and position due to certain warrants in which the exercise price resets upon certain events. See Note 4 for discussion.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                            December 31,   September 30,
                                                2009           2009
                                            -----------    -----------
   Raw materials                            $ 1,018,000    $   848,000
   Work-in-process                              923,000        800,000
   Finished goods                               635,000        618,000
                                            -----------   ------------
                                            $ 2,576,000    $ 2,266,000
                                            ===========   ============

For the three months ended December 31, 2009 and 2008, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                    December 31,  September 30,
                                                       2009            2009
                                                    -----------    -----------
   Royalty receivable                               $    68,000    $    93,000
   Prepaid insurance                                     43,000         66,000
   Other receivables                                         --         34,000
   Prepaid other                                         20,000         20,000
   Prepaid income tax                                     2,000          5,000
   Short-term deposits                                    8,000          8,000
                                                    -----------    -----------
   Total other current assets                       $   141,000    $   226,000
                                                    ===========    ===========

Property and equipment consist of the following:

                                                    December 31,   September 30,
                                                       2009            2009
                                                    -----------    -----------
   Furniture and equipment                          $ 3,356,000    $ 3,354,000
   Leasehold improvements                               642,000        619,000
   Other                                                244,000        244,000
                                                   ------------    -----------
                                                      4,242,000      4,217,000
Less accumulated depreciation and amortization       (3,127,000)    (3,049,000)
                                                   ------------    -----------
   Total property and equipment                    $  1,115,000    $ 1,168,000
                                                   ============    ===========

Accrued expenses consist of the following:

                                                   December 31,   September 30,
                                                       2009            2009
                                                   ------------  -------------
   Accrued vacation                                 $   174,000    $   182,000
   Accrued salaries and wages                            87,000         62,000
   Sales and use tax                                     70,000         75,000
   Customer deposits                                     31,000          4,000
   Accrued commissions                                  109,000        145,000
   Accrued payroll taxes                                 23,000         11,000
   Accrued 401(k)                                         8,000          9,000
   Other                                                 11,000          9,000
                                                    -----------    -----------
   Total accrued expenses                           $   513,000    $   497,000
                                                    ===========    ===========

NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at December 31, 2009 and
September 30, 2009:
                                                                                     December 31,   September 30,
                                                                                         2009           2009
                                                                                     -----------    ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                           $    61,000     $   69,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 156,000        170,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           17,000         19,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    59,000         64,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                  21,000         27,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            45,000         53,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly
principal and interest payments of $8,018 through March 2010.                             16,000         39,000

                                                                                     -----------     ----------
                                                                                     $   375,000     $  441,000

Less:  current portion                                                                  (187,000)      (209,000)
                                                                                     -----------     ----------
                                                                                     $   188,000     $  232,000
                                                                                     ===========     ==========

NOTE 4 - Outstanding Warrant Liability Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $1.14 and expire in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $33,000 as of December 31, 2009. As such, we recognized a gain of approximately $2,000 from the change in fair value of these warrants for the three months ended December 31, 2009.

These common stock purchase warrants were initially issued in connection with our January 2007 issuance and sale of 2.65 million shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

                                          December 31,       October 1,
                                             2009              2009.
                                          ------------      -----------
              Annual dividend yield                 --               --
              Expected life (in years)            2.01             2.26
              Risk free interest rate             2.69%            2.20%
              Expected annual volatility         107.4%           103.0%


Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to expected remaining life of the warrant. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities.

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company had no product liability lawsuits commenced against it during the three months ended December 31, 2009. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years from their date of expiration. We and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the reexamination proceedings have concluded for all three patents-in-suit, whichever is sooner. CardioFocus has opposed the defendant's motion and, as of this filing, we have not received any determination from the court.

No amount of monetary or other damages is stated in CardioFocus's preliminary case filings and, because the patents have expired, CardioFocus is not entitled to anything other than monetary damages. We have not established a reserve for any damages in the event these patents are finally declared valid by the USPTO in a non-appealable decision.

In the event the litigation is restarted, the Company intends to defend itself vigorously.

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

Risks and Uncertainties

The Centers for Medicare and Medicaid Services (CMS), the agency of the U.S. Government that administers the Medicare Program, does not reimburse for thermal intradiscal procedures to treat spinal discs including the use of the Company's pulsed Holmium Lasers. Since most people suffering from a herniated or ruptured spinal disc are below Medicare age, we do not believe CMS's decision will have an adverse impact on our business.

NOTE 6 - Other Income

During the three months ended December 31, 2009 and 2008, the Company recognized $68,000 and $45,000, respectively, in royalties in connection with the terms of a 2005 OEM agreement from Lumenis, Inc. These royalties are included in other income in the accompanying statements of operations.

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

Data with respect to these operating activities for the three months ended December 31, 2009 and 2008 are as follows:

                                            For the Three Months Ended                       For the Three Months Ended
                                                 December 31, 2009                                 December 31, 2008

                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                      ---------------------------------------         -----------------------------------------

   Revenue                            $   951,000   $   703,000   $ 1,654,000         $   984,000   $    626,000    $ 1,610,000
   Cost of sales                          682,000       394,000     1,076,000             662,000        414,000      1,076,000
                                      ---------------------------------------         -----------------------------------------

   Gross profit                           269,000       309,000       578,000             322,000        212,000        534,000

   Expenses:
   Selling, general and
     administrative                       462,000       167,000       629,000             561,000        155,000        716,000
   Research and development               305,000            --       305,000             296,000             --        296,000
                                      ---------------------------------------         -----------------------------------------

   Income (loss) from operations      $  (498,000)  $   142,000      (356,000)        $  (535,000)  $     57,000       (478,000)
                                      =========================                       ==========================
   Other:
     Interest income                                                       --                                             4,000
     Interest expense                                                 (10,000)                                          (13,000)
     Royalty income                                                    68,000                                            45,000
     Other income                                                       3,000                                             2,000
     Provision for income tax                                          (5,000)                                           (5,000)
                                                                  -----------                                       -----------
   Net loss                                                       $  (300,000)                                      $  (445,000)
                                                                  ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2009 and 2008 were as follows:

                                           For the Three Months
                                            Ended December 31,

                                             2009         2008
                                          ----------   ----------
By similar products and services:
Revenues:
  Laser equipment and accessories         $  261,000   $  325,000
  Delivery and disposable devices            690,000      659,000
  Service and rental                         703,000      626,000
                                          ----------   ----------
        Total                             $1,654,000   $1,610,000
                                          ==========   ==========

Gross profit
  Laser equipment and accessories         $   15,000   $   83,000
  Delivery and disposable devices            254,000      239,000
  Service and rental                         309,000      212,000
                                          ----------   ----------
        Total                             $  578,000   $  534,000
                                          ==========   ==========

Sales in foreign countries for the quarters ended December 31, 2009 and 2008 accounted for approximately 18% and 26%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

                        Three Months Ended     Three Months Ended
                        December 31, 2009      December 31, 2008
                        -----------------      -----------------
Asia                    $         132,000      $         364,000
Europe                             62,000                 49,000
Latin America                      14,000                     --
Australia                          89,000                 10,000
Middle East                         3,000                     --
Other                               2,000                     --
                        -----------------      -----------------
                        $         302,000      $         423,000
                        =================      =================

All long-lived assets were located in the United States during the three months ended December 31, 2009 and 2008. Total segment assets at December 31, 2009 and 2008 for the Products segment were $4,841,000 and $5,550,000, respectively, and for the Service and Rental segment were $1,663,000 and $1,602,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

The Company evaluated subsequent events through the issuance date of the financial statements, January 13, 2010, and has disclosed the events identified within this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2009 contained in our 2009 Annual Report on Form 10-K.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

OVERVIEW

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

Trimedyne, Inc. rents its lasers for a flat monthly charge for a period of years, on a month-to-month basis, or on a fee-per-case basis, sometimes with a minimum monthly rental fee. During the three months ended December 31, 2009 and 2008, two lasers were being rented from Trimedyne, Inc., each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a "fee per case" basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or disposable (single use) laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

Quarter ended December 31, 2009 compared to quarter ended December 31, 2008

During the quarter ended December 31, 2009, net revenues were $1,654,000 as compared to $1,610,000 for the same period of the previous year, a $44,000 or 2.7% increase. Net sales from lasers and accessories decreased by $64,000 or 19.7% to $261,000 during the three months ended December 31, 2009 from $325,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $31,000 or 4.7% to $690,000 in the current quarter from $659,000 in the same quarter of the prior year. Net sales from service and rental increased by $77,000 or 12.3% to $703,000 from $626,000 for the same quarters. The increase in service and rental revenue was primarily due to an increase in per case revenues from MST as a result of the addition of sales personnel and the expansion of its service business during the latter part of the prior fiscal year.

Cost of sales during the quarter ended December 31, 2009 was 65.1% of net revenue as compared to 66.8% of net revenues for the prior year quarter. Gross profit from the sale of lasers and accessories was 5.7% as compared to 25.5% of net revenues for the prior year three-month period. The lower gross profit was primarily the result of a volumizing difference due to lower production. Gross profit from the sale of delivery and disposable devices was 36.8% as compared to 36.3% for the prior year period. Gross profit from revenue received from service and rentals was 43.9% in the current quarter, as compared to 33.9% for the prior three-month period. This increase in gross profit was primarily due to MST's changing its product mix which resulted in higher revenues with greater margins while maintaining its existing overhead.

Selling, general and administrative expenses decreased in the current quarter to $629,000 from $716,000 in the prior year quarter, a decrease of $87,000 or 12.2%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $48,000 in expense for outside services, $21,000 in professional fees incurred for auditing and preparation of tax returns, $22,000 in commission expense, $15,000 in legal expense, and $12,000 in marketing expense offset by increases of $19,000 in payroll related expense due to increasing staff, and $16,000 in bank fees.

Research and development expenditures for the quarter ended December 31, 2009, increased $9,000 or 3.0% to $305,000 as compared to $296,000 in the quarter ended December 31, 2008. This increase was a result the Company increasing its product development efforts and staff in readying its new VaporMAX(TM) Side-Firing Device for the market.

Other income, net increased by $23,000 or 60.5% to $61,000 in the first quarter ended December 31, 2009 from $38,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2009 primarily consisted of $68,000 of royalty income, offset by $10,000 in interest expense. Other income during the quarter ended December 31, 2008 primarily consisted of $45,000 of royalty income and $4,000 in interest income, offset by $13,000 in interest expense.

For the current quarter, the Company had a net loss of $300,000 or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to net loss of $445,000, or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital

At December 31, 2009, the Company had working capital of $3,483,000 compared to $3,772,000 at the end of the fiscal year ended September 30, 2009. Cash decreased by $490,000 to $1,131,000 from $1,621,000 at the fiscal year ended September 30, 2009. During the three month period ended December 31, 2009, net cash used in operating activities was $399,000. Net cash used in investing activities was $25,000 for the purchase of equipment. Net cash used in financing activities during the same three month period was $66,000, which was the result of payments on debt incurred for the servicing of loans for equipment and certain insurance policies.

The Company has depleted working capital and incurred losses from operations for the past two years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these deficiencies, or that the Company will be profitable at all. Based on current cash flow projections, the Company believes that existing cash flows are sufficient enough to fund operations through September 30, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to take various steps to reduce losses by reducing its costs through reduction of personnel positions and overhead costs. The Company plans to raise additional capital through the sale of debentures, equity capital or other Company assets. There are no assurances that the management's plans will be successful.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. N/A

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

ITEM 1.  Legal Proceedings

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years from their date of expiration. We and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the reexamination proceedings have concluded for all three patents-in-suit, whichever is sooner. CardioFocus has opposed the defendant's motion and, as of this filing, we have not received any determination from the court.

No amount of monetary or other damages is stated in CardioFocus's preliminary case filings and, because the patents have expired, CardioFocus is not entitled to anything other than monetary damages. We have not established a reserve for any damages in the event these patents are finally declared valid by the USPTO in a non-appealable decision.

In the event the litigation is restarted, the Company intends to defend itself vigorously.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits

(a)      Exhibits
                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
                  32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             TRIMEDYNE, INC.

Date:  February 12, 2010                        /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  February 12, 2010                        /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Financial Officer