Form 10-Q
period 2010-03-31
TRIMEDYNE INC
filed 2010-05-24
CIK 357001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2010

                                            or

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

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

As of May 21, 2010, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risk - N/A                                                17

        ITEM 4T. Controls and Procedures                                   17

PART II.         Other Information                                         18

        ITEM 1.  Legal Proceedings                                         18

        ITEM 1A. Risk Factors - N/A                                        18

        ITEM 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   18

        ITEM 3. Defaults Upon Senior Securities                            18

        ITEM 4. [Removed and Reserved]                                     18

        ITEM 5. Other Information                                          18

        ITEM 6. Exhibits                                                   18

SIGNATURES                                                                 19

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                    March 31, 2010            March 31, 2009
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $          822,000        $        1,621,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 at March 31, 2010
    and September 30, 2009                                                   774,000                   988,000
  Inventories                                                              2,656,000                 2,266,000
  Other current assets                                                       122,000                   226,000
                                                                  ------------------        ------------------
      Total current assets                                                 4,374,000                 5,101,000

Property and equipment, net                                                1,030,000                 1,168,000
Other                                                                         80,000                    87,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        6,028,000        $        6,900,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          384,000        $          449,000
  Accrued expenses                                                           455,000                   497,000
  Deferred revenue                                                            84,000                   100,000
  Accrued warranty                                                            40,000                    54,000
  Income tax payable                                                          29,000                    20,000
  Current portion of note payable and capital leases                         164,000                   209,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,156,000                 1,329,000

Note payable and capital leases, net of current portion                      151,000                   232,000
Deferred rent                                                                 34,000                    51,000
Long term warrant liability                                                   29,000                        --
                                                                  ------------------        ------------------

    Total liabilities                                                      1,370,000                 1,612,000
                                                                  ------------------        ------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                        --
  Common stock - $0.01 par value, 30,000,000 shares authorized,
    18,467,569 shares issued at March 31, 2010 and
    September 30, 2009, 18,365,960 shares outstanding at
    March 31, 2010 and September 30, 2009                                    186,000                   186,000
  Additional paid-in capital                                              51,232,000                51,461,000
  Accumulated deficit                                                    (46,047,000)              (45,646,000)
                                                                  ------------------        ------------------
                                                                           5,371,000                 6,001,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              4,658,000                 5,288,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        6,028,000        $        6,900,000
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements



                                                     TRIMEDYNE, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                              March 31,                       March 31,
                                                        2010            2009             2010           2009
                                                    ------------   ------------     ------------   ------------

Net revenues                                        $  1,727,000   $  1,632,000     $  3,381,000   $  3,242,000
Cost of revenues                                       1,126,000      1,074,000        2,202,000      2,150,000
                                                    ------------   ------------     ------------   ------------
  Gross profit                                           601,000        558,000        1,179,000      1,092,000

Operating expenses:
 Selling, general and administrative                     659,000        673,000        1,288,000      1,389,000
 Research and development                                316,000        318,000          621,000        614,000
                                                    ------------   ------------     ------------   ------------
   Total operating expenses                              975,000        991,000        1,909,000      2,003,000
                                                    ------------   ------------     ------------   ------------

Loss from operations                                    (374,000)      (433,000)        (730,000)      (911,000)

Other income, net                                         71,000         87,000          132,000        125,000
                                                    ------------   ------------     ------------   ------------

Loss before provision for income taxes                  (303,000)      (346,000)        (598,000)      (786,000)

Provision (benefit)for income taxes                        4,000        (1,000)            9,000          4,000
                                                    ------------   ------------     ------------   ------------

Net loss                                            $   (307,000)  $   (345,000)    $   (607,000)  $   (790,000)
                                                    ============   ============     ============    ===========

Net loss per share:
  Basic                                             $      (0.02)  $      (0.02)    $      (0.03)  $      (0.04)
                                                    ============   ============     ============    ============
  Diluted                                           $      (0.02)  $      (0.02)    $      (0.03)  $      (0.04)
                                                    ============   ============     ============   =============

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
                                                    ============   ============     ============    ============

                      See accompanying notes to condensed consolidated financial statements



                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                               Six Months Ended
                                                                                   March 31,
                                                                              2010          2009
                                                                          -----------   -----------
Cash flows from operating activities:
Net loss                                                                     (607,000)     (790,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock-based compensation                                                 10,000        23,000
      Depreciation and amortization                                           167,000       181,000
      Change in fair value of warrant liability                                (4,000)           --
     Gain on disposal of assets                                                    --       (12,000)

      Changes in operating assets and liabilities:
        Trade accounts receivable                                             214,000       141,000
        Inventories                                                          (390,000)      274,000
        Other assets                                                          111,000        84,000
        Accounts payable                                                      (65,000)      119,000
        Accrued expenses                                                      (41,000)       22,000
        Income tax payable                                                      9,000        13,000
        Deferred revenue                                                      (16,000)           --
        Accrued warranty                                                      (14,000)       (9,000)
        Deferred rent                                                         (17,000)      (10,000)
                                                                          -----------   -----------

      Net cash used in operating activities                                  (644,000)       36,000
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (29,000)     (112,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (29,000)     (112,000)
                                                                          -----------   -----------

Cash flows from financing activities:

   Payments on debt                                                          (126,000)     (150,000)
                                                                          -----------   -----------

     Net cash used in financing activities                                   (126,000)     (150,000)
                                                                          -----------   -----------

Net decrease in cash and cash equivalents                                    (799,000)     (226,000)
Cash and cash equivalents at beginning of period                            1,621,000     2,007,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $   822,000   $ 1,781,000
                                                                          ===========   ===========


Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the six months ended March 31, 2010 and cash paid during the prior year six-month period ended March 31, 2009 was $5,000. Cash paid for interest during the six months ended March 31, 2010 and 2009 was approximately $18,000 and $25,000, respectively.


      See accompanying notes to condensed consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2010
                                   (UNAUDITED)

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

Managements' Plans

The Company's working capital has declined and we have incurred losses from developing a new side firing optical fiber device and from operations during the past four years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable. Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through November 30, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken various steps to reduce its costs through a reduction in personnel positions and overhead costs and deferring partial salaries of some of the members of its management beginning in April. The Company renegotiated its lease on its facility in Lake Forest, California and signed a new lease agreement which will result in a savings of over $111,000 in rent expense through the next twelve months. The Company plans to raise additional capital through the sale of notes, debentures, equity capital or other Company assets. There is no assurances that these efforts will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2010 and the results of its operations and its cash flows for the six months ended March 31, 2010 and 2009. Results for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2009 annual report on Form 10-K for the year ended September 30, 2009.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three months ended March 31, 2010, there were no stock options granted.

As of March 31, 2010, there was approximately $12,655 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under ASC No. 718 for the six months ended March 31, 2010 and 2009, which was allocated as follows:

                                                             Three Months Ended                   Six Months Ended
                                                    March 31, 2010     March 31, 2009      March 31, 2010     March 31, 2009
                                                    --------------     --------------      --------------     --------------
Stock-based compensation included in:
   Cost of revenues                                       $  1,000           $  3,000            $  2,000           $  6,000
   Research and development expenses                      $  1,000           $  1,000            $  2,000           $  2,000
   Selling, general, and administrative expenses          $  3,000           $  8,000            $  7,000           $ 15,000


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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which has been codified into Accounting Standards Codification 825 ("ASC 825"). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on October 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable inventory, accounts payable and notes payable approximate their respective fair values due to the short-term nature of these instruments. At March 31, 2010, the warrant liability was recorded under a level two assumption; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. No customer concentrations noted as of March 31, 2010.

At March 31, 2010, the Company had cash balances of $595,000 in excess of federally insured limits.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the six months ended March 31, 2010 and 2009, outstanding options of 80,000 and 65,000, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not exp ect that the adoption of this guidance will have a material impact on the consolidated financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                              March 31,   September 30,
                                                2010           2009
                                            -----------    -----------
   Raw materials                            $ 1,069,000    $   848,000
   Work-in-process                              916,000        800,000
   Finished goods                               671,000        618,000
                                            -----------   ------------
                                            $ 2,656,000    $ 2,266,000
                                            ===========   ============

For the six months ended March 31, 2010 and 2009, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                     March 31,    September 30,
                                                       2010            2009
                                                    -----------    -----------
   Royalty receivable                               $    73,000    $    93,000
   Prepaid insurance                                     13,000         66,000
   Other receivables                                         --         34,000
   Prepaid other                                         24,000         20,000
   Prepaid income tax                                     2,000          5,000
   Prepaid Rent                                           2,000             --
   Short-term deposits                                    8,000          8,000
                                                    -----------    -----------
   Total other current assets                       $   122,000    $   226,000
                                                    ===========    ===========

Property and equipment consist of the following:

                                                     March 31,   September 30,
                                                       2010            2009
                                                    -----------    -----------
   Furniture and equipment                          $ 3,360,000    $ 3,354,000
   Leasehold improvements                               642,000        619,000
   Other                                                244,000        244,000
                                                   ------------    -----------
                                                      4,246,000      4,217,000
Less accumulated depreciation and amortization       (3,216,000)    (3,049,000)
                                                   ------------    -----------
   Total property and equipment                    $  1,030,000    $ 1,168,000
                                                   ============    ===========

Accrued expenses consist of the following:

                                                     March 31,   September 30,
                                                       2010            2009
                                                   ------------  -------------
   Accrued vacation                                 $   176,000    $   182,000
   Accrued salaries and wages                            64,000         62,000
   Sales and use tax                                     68,000         75,000
   Customer deposits                                     29,000          4,000
   Accrued commissions                                   74,000        145,000
   Accrued bonuses                                       20,000             --
   Accrued payroll taxes                                 12,000         11,000
   Accrued 401(k)                                            --          9,000
   Other                                                 12,000          9,000
                                                    -----------    -----------
   Total accrued expenses                           $   455,000    $   497,000
                                                    ===========    ===========

NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at March 31, 2010 and
September 30, 2009:
                                                                                       March 31,   September 30,
                                                                                         2010           2009
                                                                                     -----------    ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                           $    53,000     $   69,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 145,000        170,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           16,000         19,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    53,000         64,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                  12,000         27,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            36,000         53,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly
principal and interest payments of $8,018 through March 2010.                                 --         39,000

                                                                                     -----------     ----------
                                                                                     $   315,000     $  441,000

Less:  current portion                                                                  (164,000)      (209,000)
                                                                                     -----------     ----------
                                                                                     $   151,000     $  232,000
                                                                                     ===========     ==========

NOTE 4 - Outstanding Warrant Liability

Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $1.14 and expire in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $29,000 as of March 31, 2010. As such, we recognized a gain of approximately $6,000 from the change in fair value of these warrants for the six months ended March 31, 2010.

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

                                           March 31,         October 1,
                                             2010               2009
                                          ------------       -----------
              Annual dividend yield                 --               --
              Expected life (in years)            1.76             2.26
              Risk free interest rate             1.02%            2.20%
              Expected annual volatility         113.7%           103.0%

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

The Company had no product liability lawsuits commenced against it during the three months ended March 31, 2010. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

In February, 2008, the Company and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years prior to their date of expiration. The Company and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. One of Cardiofocus' patents was declared invalid and an aggregate of three claims of the other two patents were declared valid by the USPTO, only one of which may pertain to the type of laser we manufacture.

The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the USPTO's reexamination proceedings have concluded. In March 2010, the court refused to extend the stay and allowed the lawsuit to proceed.

As of March 31, 2010, the Company believes it has adequate defenses to this lawsuit and intends to defend itself vigorously and thus has not provided a provision for losses.

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

NOTE 6 - Other Income

During the six months ended March 31, 2010 and 2009, the Company recognized $141,000 and $122,000, respectively, in royalties in connection with the terms of a 2005 OEM agreement from Lumenis, Inc. These royalties are included in other income in the accompanying statements of operations.

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

Data with respect to these operating activities for the three and six months ended March 31, 2010 and 2009 are as follows:

                                     For the Three Months Ended March 31, 2010       For the Three Months Ended March 31, 2009
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                     ----------------------------------------        ----------------------------------------
   Revenue                            $ 1,067,000   $   660,000   $ 1,727,000         $ 1,038,000   $   594,000    $1,632,000
   Cost of sales                          746,000       380,000     1,126,000             708,000       366,000     1,074,000
                                     ----------------------------------------        ----------------------------------------

   Gross profit                           321,000       280,000       601,000             330,000       228,000       558,000

   Expenses:
   Selling, general and
     administrative                       492,000       167,000       659,000             523,000       150,000       673,000
   Research and development               316,000            --       316,000             318,000            --       318,000
                                     ----------------------------------------        ----------------------------------------

   Net Income (loss) from operations  $  (487,000)  $   113,000      (374,000)       $   (511,000)  $    78,000      (433,000)
                                     ==========================                      ==========================
   Other:
     Interest income                                                    1,000                                           3,000
     Interest expense                                                  (8,000)                                        (12,000)
     Royalty income                                                    73,000                                          77,000
     Gain on disposal of assets                                            --                                          12,000
     Other income                                                       1,000                                           7,000
     Gain on change in fair value of warrant laibility                  4,000                                              --
     Income taxes                                                       4,000                                          (1,000)
                                                                  -----------                                      ----------
   Net loss                                                       $  (307,000)                                     $ (345,000)
                                                                  ===========                                      ==========






                                      For the Six Months Ended March 31, 2010         For the Six Months Ended March 31, 2009
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products          Rental          Total
                                      ---------------------------------------        ----------------------------------------

   Revenue                            $ 2,018,000   $ 1,363,000   $ 3,381,000         $ 2,022,000   $ 1,220,000   $ 3,242,000

   Cost of sales                        1,428,000       774,000     2,202,000           1,370,000       780,000     2,150,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           590,000       589,000     1,179,000             652,000       440,000     1,092,000

   Expenses:
   Selling, general and
     administrative                       954,000       334,000     1,288,000           1,084,000       305,000     1,389,000
   Research and development               621,000            --       621,000             614,000            --       614,000
                                      ---------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (985,000)  $   255,000      (730,000)        $(1,046,000)  $   135,000      (911,000)
                                      =========================                       =========================
   Other:
    Interest income                                                     1,000                                           7,000
    Interest expense                                                  (18,000)                                        (25,000)
    Royalty income                                                    141,000                                         122,000
    Gain on disposal of equipment                                          --                                          12,000
    Gain on change in fair value of warrant liability                   6,000                                              --
    Other income                                                        4,000                                           9,000
    Income taxes                                                        9,000                                           4,000
                                                                  -----------                                      ----------
   Net loss                                                      $   (607,000)                                     $ (790,000)
                                                                  ===========                                      ==========


Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2009 and 2008 were as follows:


                                           For the Three Months Ended March 31,    For the Six Months Ended March 31,
                                                     (Unaudited)                              (Unaudited)

                                                 2010              2009                  2010              2009
                                             ------------      ------------          ------------      ------------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $    252,000       $   315,000           $   513,000       $   640,000
  Delivery and disposable devices                 815,000           723,000             1,505,000         1,382,000
  Service and rental                              660,000           594,000             1,363,000         1,220,000
                                             ------------      ------------          ------------      ------------
        Total                                $  1,727,000       $ 1,632,000           $ 3,381,000       $ 3,242,000
                                             ============      ============          ============      ============
Gross profit
 Products:
  Laser equipment and accessories            $     30,000       $    35,000           $    60,000       $   118,000
  Delivery and disposable devices                 291,000           295,000               530,000           534,000
  Service and rental                              280,000           228,000               589,000           440,000
                                             ------------      ------------          ------------      ------------
        Total                                $    601,000       $   558,000           $ 1,179,000       $ 1,092,000
                                             ============      ============          ============      ============

Sales in foreign countries for the quarters ended March 31, 2010 and 2009, accounted for approximately 24% and 20%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2010 and 2009 accounted for approximately 21% and 23%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

               Three Months    Three Months       Six Months       Six Months
                Ended March    Ended March        Ended March      Ended March
                  31, 2010       31, 2009          31, 2010         31, 2009
                -----------    ------------      ------------     ------------

Asia            $   336,000    $   183,000       $    468,000     $    547,000
Europe               46,000         51,000            108,000          100,000
Latin America        26,000          4,000             40,000            4,000
Middle East           1,000          1,000              4,000            1,000
Australia            14,000         98,000            103,000          109,000
Other                    --             --              2,000               --
                -----------    -----------       ------------     ------------
                $   423,000    $   337,000       $    725,000     $    761,000
                ===========    ===========       ============     ============

All long-lived assets were located in the United States during the six months ended March 31, 2010 and 2009. Total segment assets for the Products segment were $4,469,000 and Service and Rental were $1,537,000 at March 31, 2010. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

The Company evaluated subsequent events through the issuance date of the financial statements, May 21, 2010, and has disclosed the events identified within this filing.

NOTE 8 - Related Party Transactions

During the six-month period ended March 31, 2010, the Company has a receivable of $15,000 in connection with services performed for Cardiomedics, Inc., a company owned by our Chief Executive Officer.

NOTE 9 - Subsequent Events

On May 5, 2010, the Company signed an agreement to renew the lease for its facility located at 25901 Commercentere Drive in Lake Forest California. The lease begins June 1, 2010, expires on May 31, 2013, and contains two sixty-month options to extend the lease at the then prevailing market rent. The rent for the first year is at $24,108 per month, a decrease of $6,314 or 21.8% from the present lease rate, with the first four months at $12,054, a decrease of $18,368 or 60.4% from the present lease rate. The reduction will result in a savings of over $111,000 during the next twelve months. The lease contains two increases occuring at the end of 12 months and 24 months, for $29,561 and $30,422, respectively, with the first increase including a month's free rent.

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

Our Lasers, Fibers, Needles and Tips have been cleared for sale by the U.S. Food and Drug Administration for use in orthopedics, urology, ear, nose and throat surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Many of the medical procedures in which our Lasers, Fibers, Needles and Tips are used are being reimbursed by Medicare and most insurance companies and health plans.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., MST and its 90% owned subsidiary, Cardiodyne.

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

During the quarter ended March 31, 2010, net revenues were $1,727,000 as compared to $1,632,000 for the same period of the previous year, a $95,000 or 5.8% increase. Net sales from lasers and accessories decreased by $63,000 or 20.0% to $252,000 during the three months ended March 31, 2010 from $315,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices increased by $92,000 or 12.7% to $723,000 in the current quarter from $723,000 in the same quarter of the prior year. Net sales from service and rental increased by $66,000 or 11.1% to $660,000 from $594,000 for the same quarters. The increase in service and rental revenue was primarily due to an increase in per case revenues from MST as a result of the addition of sales personnel and the expansion of its service business during the latter part of the prior fiscal year. Export sales increased by $86,000 or 25.5%.

Cost of sales during the quarter ended March 31, 2010 was $1,126,000 or 65.2% of net revenues as compared to $1,074,000 or 65.8% the prior year three-month period. Gross profit from the sale of lasers and accessories was 11.9% as compared to a gross profit of 11.1% for the prior year three-month period The gross profit from the sale of delivery and disposable devices was 35.7% as compared to 40.8% for the prior year three-month period. This decrease in gross profit was primarily due to lower production rates resulting from a temporary shutdown of production due to repairs in the manufacturing facility. Gross profit from revenue received from service and rentals were 42.4% as compared to 38.3% for the prior year three-month period. This increase in gross profit was primarily due to MST's changing its product mix which resulted in higher revenues with greater margins while maintaining its existing overhead.

Selling, general and administrative expenses decreased in the current quarter to $659,000 from $673,000 in the prior year quarter, an decrease of $14,000 or 2.1%. The decrease in selling, general and administrative expenses during the current three-month period compared to the prior year quarter was primarily the result of decreases in commissions expense of $23,000, insurance related expense of $17,000, outside administrative services of $16,000, payroll related expense of $10,000, professional fees related to accounting of $6,000, and a reduction of bad debt expense of $6,000, offset by increases in marketing expense of $16,000, taxes and licenses expense of $12,000 and recruiting expense related to MST, Inc. of $6,000.

Research and development expenditures for the quarter ended March 31, 2010, decreased $2,000 or 0.6% to $316,000 as compared to $318,000 in the quarter ended March 31, 2009. The continuing expenditure for research and development was primarily a result of the Company continuing its product development efforts in developing its new Side-Firing Laser Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income, net, decreased by $16,000 or 18.4% to $71,000 in the quarter ended March 31, 2010 from $87,000 in the same quarter of the prior year. During the three months ended March 31, 2010, royalty income decreased $4,000 to $73,000 as compared to $77,000 in the prior year three-month period. During the prior year quarter ended March 31, 2009, $12,000 was recognized as gain on depreciated equipment used as a trade-in on newer equipment for MST.

For the quarters ended March 31, 2010 and 2009, the Company had a net loss of $307,000 or $0.02 per share, as compared to a net loss of $345,000 or $0.02 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2010 compared to six months ended March 31, 2009

During the six months ended March 31, 2010, net revenues increased to $3,381,000 as compared to $3,242,000 for the same period of the previous year, a $139,000 or 4.3% increase. Net sales from lasers and accessories decreased by $127,000 or 19.8% to $513,000 during the six months ended March 31, 2010 from $640,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable, closing period which, as a result, can create larger variances between periods. Net revenues from delivery and disposable devices increased by $123,000 or 8.9% to $1,505,000 during the six months ended March 31, 2010 from $1,382,000 for the same period decreased by $30,000 or 3.9% to $731,000 as compared to $761,000 in the same period of the prior year. Net revenues from service and rental increased by $143,000 or 11.7% to $1,363,000 from $1,220,000 for the same quarter of the prior year. The increase in service and rental revenue was primarily due to an increase in per case revenues from MST as a result of the addition of sales personnel and the expansion of its service business during the latter part of the prior fiscal year.

Cost of sales during the six months ended March 31, 2010 were $2,202,000 or 65.1% of net revenues as compared to $2,150,000 or 66.3% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 11.7% as compared to 18.5% for the prior year six-month period. The decrease in gross profit was due to a higher percentage of overhead being absorbed in a lower production level as a result of decreasing laser sales. Gross profit from the sale of delivery and disposable devices was 35.2% as compared to 38.6% for the prior year six-month period. This decrease in gross profit was primarily due to due to a higher percentage of overhead being absorbed by lower production rates resulting from a temporary shutdown of production due to repairs in the manufacturing facility during the current quarter. Gross profit from revenue received from service and rentals were 43.2% as compared to 36.1% for the prior year six-month period. This increase in gross profit was primarily due to MST's chang ing its product mix which resulted in higher revenues with greater margins while maintaining its existing overhead.

For the six months ended March 31, 2010, selling, general and administrative expenses totaled $1,288,000 as compared to $1,389,000 for the same period of the previous year, a $101,000 or 7.3% decrease. The decrease in selling, general and administrative expenses during the current six-month period was primarily the result of decreases in commissions expense of $44,000, accounting fees of $27,000, outside services of $27,000, , insurance expense of $18,000, legal expense of $12,000, travel expense of $11,000, and $7,000 for bad debt, offset by increases payroll related expenses of $25,000,taxes and licenses expense of $14,000 and $6,000 in employee recruiting expense, specifically for MST.

During the six months ended March 31, 2010, research and development expenses increased to $621,000 from $614,000 in the prior year six-month period, an increase of $7,000 or 1.4%. This increase was a result the Company continuing its product development efforts in developing its new Side-Firing Laser
Fibers for sale by the Company, Lumenis, Ltd. and Boston Scientific Corporation.

Other income increased by $7,000 or 5.6% to $132,000 in the current six-month period from $125,000 in the previous six-month period. During the six months ended March 31, 2010, royalty income increased $19,000 to $141,000 as compared to $122,000 in the prior year six-month period. Interest income decreased $6,000 to $1,000 as compared to $7,000 during the same prior year period as a result of lower maintained balances in interest bearing accounts along with declining interest rates. During the current six-month period ended March 31, 2009, a gain of $7,000 was recorded for the decrease in fair market value of liability for long term warrants. During the prior year $12,000 was recognized as gain on depreciated equipment used as a trade-in on newer equipment for MST.

For the six months ended March 31, 2010 and 2009, the Company had a net loss of $607,000 or $0.03 per share, as compared to a net loss of $790,000 or $0.04 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2010, the Company had working capital of $3,218,000 compared to $3,772,000 at the end of the fiscal year ended September 30, 2009. Cash decreased by $799,000 to $822,000 from $1,621,000 at the fiscal year ended September 30, 2009. During the six month period ended March 31, 2010, net cash used in operating activities was $644,000. Net cash used in investing activities was $29,000 for the purchase of equipment. Net cash used in financing activities during the same three month period was $126,000, which was the result of payments on debt incurred for the servicing of loans for equipment and certain insurance policies.

The Company's working capital has declined and we have incurred losses from developing a new side firing optical fiber device and from operations during the past four years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable. Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through November 30, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken various steps to reduce its costs through a reduction in personnel positions and overhead costs and deferring partial salaries of some of the members of its management beginning in April. The Company renegotiated its lease on its facility in Lake Forest, California and signed a new lease agreement which will result in a savings of over $111,000 in rent expense through the next twelve months. The Company plans to raise additional capital through the sale of notes, debentures, equity capital or other Company assets. There is no assurances that these efforts will be successful.

As the result of the Company and Lumenis, Ltd. of Yokneam, Israel ("Lumenis") settling the Company's lawsuit against Lumenis for patent infringement, unfair competition and trade libel, in June 2003, the Company entered into a Terms of Settlement Agreement, and two years later, on August 24, 2005, the Company entered into an OEM Agreement with Lumenis. Under these Agreements, Lumenis is required to purchase all of its requirements for side firing optical fiber devices (emitting laser energy at an angle less than 75 degrees or greater) and 75% of its requirements for angled firing optical devices (emitting laser energy at an angle less than 75 degrees) from the Company, subject to certain conditions, and to pay the Company a royalty of 7.5% of its quarterly sales for all such devices not purchased from the Company through July 21, 2014.

Lumenis is one of the world's largest manufacturers of medical lasers with annual sales of approximately $250 million. Lumenis markets certain of its products through Boston Scientific Corporation in the United States and Japan and through Lumenis' direct sales force and distributors in other countries.

The Company has spent a significant amount of money to complete the development of its new reliable, durable and fast-vaporizing side firing optical fiber device, primarily for sale to Lumenis under the above Agreements. As of the date of this report, however, Lumenis has not completed certain of the requirements called for under the OEM Agreement necessary to the Company's commencing sales of its devices to Lumenis, including the testing of 30 of the Company's devices and reporting the results to the Company within the proscribed time period, and Lumenis has not commenced its audit of the Company's quality system.

In response to this, in February 2010, the Company submitted an addendum to the OEM Agreement to Lumenis, setting forth firm timelines for completion of the above steps and Lumenis' commencing the purchasing of these devices from the Company, with monetary penalties during the implementation of the timelines and larger monetary penalties if these timelines are missed. As of this date, Lumenis has not agreed to the terms of such addendum, and therefore, the Company has given Lumenis until May 31, 2010 to execute this addendum, with whatever reasonable changes are made in the timelines to which the parties may mutually agree.


OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. N/A

ITEM 4. CONTROLS AND PROCEDURES

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

PART II  Other Information

ITEM 1.  Legal Proceedings

In February, 2008, the Company and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years prior to their date of expiration. The Company and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. One of Cardiofocus' patents was declared invalid and an aggregate of three claims of the other two patents were declared valid by the USPTO, only one of which may pertain to the type of laser we manufacture.

The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the USPTO's reexamination proceedings have concluded. In March 2010, the court refused to extend the stay and allowed the lawsuit to proceed.

As of March 31, 2010, the Company believes it has adequate defenses to this lawsuit and intends to defend itself vigorously and thus has not provided a provision for losses.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Removed and Reserved

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

Date:  May 24, 2010                          /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  May 24, 2010                          /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Financial Officer