Form 10-Q
period 2010-06-30
TRIMEDYNE INC
filed 2010-08-23
CIK 357001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2010

                                            or

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

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

As of August 13, 2010, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risk - N/A                                                19

        ITEM 4. Controls and Procedures                                    19

PART II.         Other Information                                         20

        ITEM 1.  Legal Proceedings                                         20

        ITEM 1A. Risk Factors - N/A                                        20

        ITEM 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   20

        ITEM 3. Defaults Upon Senior Securities                            20

        ITEM 4. [Removed and Reserved]                                     20

        ITEM 5. Other Information                                          20

        ITEM 6. Exhibits                                                   20

SIGNATURES                                                                 21

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                    June 30, 2010          September 30, 2009
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $          406,000        $        1,621,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 at June 30, 2010
    and September 30, 2009                                                   720,000                   988,000
  Inventories                                                              2,981,000                 2,266,000
  Other current assets                                                       189,000                   226,000
                                                                  ------------------        ------------------
      Total current assets                                                 4,296,000                 5,101,000

Property and equipment, net                                                  950,000                 1,168,000
Other                                                                         91,000                    87,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        5,881,000        $        6,900,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          298,000        $          449,000
  Accrued expenses                                                           488,000                   497,000
  Deferred revenue                                                            91,000                   100,000
  Accrued warranty                                                            26,000                    54,000
  Income tax payable                                                          21,000                    20,000
  Current portion of note payable and capital leases                         190,000                   209,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,114,000                 1,329,000

Note payable and capital leases, net of current portion                      123,000                   232,000
Deferred rent                                                                 41,000                    51,000
Long term warrant liability                                                    4,000                        --
                                                                  ------------------        ------------------

    Total liabilities                                                      1,282,000                 1,612,000
                                                                  ------------------        ------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                        --
  Common stock - $0.01 par value, 30,000,000 shares authorized,
    18,467,569 shares issued at June 30, 2010 and
    September 30, 2009, 18,365,960 shares outstanding at
    June 30, 2010 and September 30, 2009                                     186,000                   186,000
  Additional paid-in capital                                              51,235,000                51,461,000
  Accumulated deficit                                                    (46,109,000)              (45,646,000)
                                                                  ------------------        ------------------
                                                                           5,312,000                 6,001,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              4,599,000                 5,288,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        5,881,000        $        6,900,000
                                                                  ==================        ==================



                     See accompanying notes to condensed consolidated financial statements




                                                     TRIMEDYNE, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                     2010            2009            2010            2009
                                                 ------------    ------------    ------------    ------------

Net revenues                                     $  1,515,000    $  2,068,000    $  4,896,000    $  5,310,000
Cost of revenues                                      771,000       1,250,000       2,973,000       3,400,000
                                                 ------------    ------------    ------------    ------------
     Gross profit                                     744,000         818,000       1,923,000       1,910,000

Operating expenses:
   Selling, general and administrative                628,000         653,000       1,916,000       2,042,000
   Research and development                           254,000         317,000         875,000         931,000
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                         882,000         970,000       2,791,000       2,973,000
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (138,000)       (152,000)       (868,000)     (1,063,000)

Other income, net                                      79,000          74,000         211,000         199,000
                                                 ------------    ------------    ------------    ------------

Loss before provision for income taxes                (59,000)        (78,000)       (657,000)       (864,000)

Provision for income taxes                              3,000           4,000          12,000           8,000
                                                 ------------    ------------    ------------    ------------

Net loss                                         $    (62,000)   $    (82,000)   $   (669,000)   $   (872,000)
                                                 ============    ============    ============    ============

Net loss:
  Basic                                          $      (0.00)   $      (0.00)   $      (0.04)   $      (0.05)
                                                 ============    ============    ============    ============
  Diluted                                        $      (0.00)   $      (0.00)   $      (0.04)   $      (0.05)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:

   Basic                                           18,365,960      18,365,960      18,365,960      18,365,960
                                                 ============    ============    ============    ============
   Diluted                                         18,365,960      18,365,960      18,365,960      18,365,960
                                                 ============    ============    ============    ============

                      See accompanying notes to condensed consolidated financial statements



                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                 Nine Months Ended
                                                                     June 30,
                                                               2010            2009
                                                            -----------    -----------

Cash flows from operating activities:
   Net loss                                                 $  (669,000)   $  (872,000)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Stock-based compensation                                   13,000         29,000
      Depreciation and amortization                             246,000        271,000
      Change in fair value of warrant liability                 (29,000)            --
      (Gain) loss on disposal of property and equipment           2,000        (12,000)
      Changes in operating assets and liabilities:
        Trade accounts receivable                               268,000        259,000
        Inventories                                            (715,000)       502,000
        Other assets                                             93,000       (106,000)
        Accounts payable                                       (151,000)       143,000
        Accrued expenses                                         (9,000)        83,000
        Income tax payable                                        1,000             --
        Deferred revenue                                         (9,000)        40,000
        Accrued warranty                                        (28,000)        (4,000)
        Deferred rent                                           (10,000)       (15,000)
                                                            -----------    -----------

      Net cash provided by (used in) operating activities      (997,000)       318,000
                                                            -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                           (30,000)      (127,000)
                                                            -----------    -----------
      Net cash used in investing activities                     (30,000)      (127,000)
                                                            -----------    -----------

Cash flows from financing activities:

      Payments on debt                                         (188,000)      (122,000)
                                                            -----------    -----------

     Net cash used in financing activities                     (188,000)      (122,000)
                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents         (1,215,000)        69,000
Cash and cash equivalents at beginning of period              1,621,000      2,007,000
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   406,000    $ 2,076,000
                                                            ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2010 and 2009 was $12,000 and $8,000, respectively. Cash paid for interest during the nine months ended June 30, 2010 and 2009 was approximately $26,000 and $36,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the nine months ended June 30, 2010, the Company financed the purchase of certain insurance policies with a $60,000 note. During the nine months ended
June 30, 2009, the Company financed the purchase of certain insurance policies with a $85,000 note.


      See accompanying notes to condensed consolidated financial statements

                                        5

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (UNAUDITED)

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

Management's Plans

The Company's working capital has declined and it has incurred losses during the past four years from operations and the development of its new VaporMAX(R) side firing optical fiber device for use with Holmium Lasers for the treatment of enlarged prostates in men and to treat herniated or ruptured discs, both customarily in outpatient procedures. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable.

On August 20, 2010, the Company sold to Marvin P. Loeb, the Company's Chairman and CEO, $500,000 of 6% Senior Secured Convertible Notes ("the Notes"), which are secured by all of the assets of the Company, and are redeemable by the holder on written notice to the Company, to pay the Company's ongoing expenses and those costs of the Company's intended legal action against Lumenis, Ltd., of Yokneam, Isreal ("Lumenis") not covered by a contingent fee agreement (see "Liquidity and Capital" in "Management Discussion and Analysis"). The Company intends to file a Form 8(K) to disclose the details of the Company's intended legal action against Lumenis the aforesaid purchase of Notes. purchase.

The Company has taken various steps to reduce its costs through a significant reduction in personnel positions and overhead costs and the Company's Chairman deferring all of his salary and the Company's President deferring 15% of his salary.

The Company renegotiated its lease on its facility in Lake Forest, California and signed a new lease agreement which will result in a savings of over $111,000 in rent expense through the next twelve months. The Company plans to raise additional capital through the sale of notes, debentures, equity capital or other Company assets. There is no assurance that these efforts will be successful.

Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through December 31, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2010 and the results of its operations and its cash flows for the nine months ended June 30, 2010 and 2009. Results for the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2009 annual report on Form 10-K for the year ended September 30, 2009.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three months ended June 30, 2010, there were no stock options granted.

As of June 30, 2010, there was approximately $9,865 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under ASC No. 718 for the nine months ended June 30, 2010 and 2009, which was allocated as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                     June 30, 2010      June 30, 2009      June 30, 2010      June 30, 2009
                                                    --------------     --------------      -------------      -------------
Stock-based compensation included in:
   Cost of revenues                                     $  1,000           $  3,000            $  3,000           $  9,000
   Research and development expenses                    $  1,000           $  1,000            $  3,000           $  3,000
   Selling, general, and administrative expenses        $  1,000           $  3,000            $  8,000           $ 18,000


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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which has been codified into Accounting Standards Codification 825 ("ASC 825"). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on October 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable inventory, accounts payable and notes payable approximate their respective fair values due to the short-term nature of these instruments. At June 30, 2010, the warrant liability was recorded under a level two assumption; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. No customer concentrations noted as of June 30, 2010.

At June 30, 2010, the Company had cash balances of $63,000 in excess of federally insured limits.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the nine months ended June 30, 2010 and 2009, outstanding options of 47,000 and 25,000, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                              June 30,   September 30,
                                                2010           2009
                                            -----------    -----------
   Raw materials                            $ 1,067,000    $   848,000
   Work-in-process                              707,000        800,000
   Finished goods                             1,207,000        618,000
                                            -----------   ------------
                                            $ 2,981,000    $ 2,266,000
                                            ===========   ============

For the six months ended June 30, 2010 and 2009, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                     June 30,    September 30,
                                                       2010            2009
                                                    -----------    -----------
   Royalty receivable                               $    64,000    $    93,000
   Prepaid insurance                                     72,000         66,000
   Other receivables                                         --         34,000
   Prepaid other                                         42,000         20,000
   Prepaid income tax                                     1,000          5,000
   Prepaid Rent                                           2,000             --
   Short-term deposits                                    8,000          8,000
                                                    -----------    -----------
   Total other current assets                       $   189,000    $   226,000
                                                    ===========    ===========

Property and equipment consist of the following:

                                                     June 30,     September 30,
                                                       2010            2009
                                                    -----------    -----------
   Furniture and equipment                          $ 3,358,000    $ 3,354,000
   Leasehold improvements                               642,000        619,000
   Other                                                244,000        244,000
                                                   ------------    -----------
                                                      4,244,000      4,217,000
Less accumulated depreciation and amortization       (3,294,000)    (3,049,000)
                                                   ------------    -----------
   Total property and equipment                    $    950,000    $ 1,168,000
                                                   ============    ===========

Accrued expenses consist of the following:

                                                     June 30,     September 30,
                                                       2010            2009
                                                   ------------  -------------
   Accrued vacation                                 $   185,000    $   182,000
   Accrued salaries and wages                            87,000         62,000
   Sales and use tax                                     71,000         75,000
   Customer deposits                                      5,000          4,000
   Accrued commissions                                   93,000        145,000
   Accrued bonuses                                       31,000             --
   Accrued payroll taxes                                  5,000         11,000
   Accrued 401(k)                                            --          9,000
   Other                                                 11,000          9,000
                                                    -----------    -----------
   Total accrued expenses                           $   488,000    $   497,000
                                                    ===========    ===========

NOTE 3 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at June 30, 2010 and
September 30, 2009:
                                                                                       June 30,   September 30,
                                                                                         2010           2009
                                                                                     -----------    ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                           $    45,000     $   69,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 133,000        170,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           15,000         19,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    45,000         64,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly
payments of $2,386 through October 2010.                                                   5,000         27,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            28,000         53,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly
principal and interest payments of $8,018 through March 2010.                                 --         39,000




Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and require monthly
principal and interest payments of $6,042 through January 2011.                           42,000             --


                                                                                     -----------     ----------
                                                                                     $   313,000     $  441,000

Less:  current portion                                                                  (190,000)      (209,000)
                                                                                     -----------     ----------
                                                                                     $   123,000     $  232,000
                                                                                     ===========     ==========


NOTE 4 - Outstanding Warrant Liability

Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $1.14 and expire in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $4,000 as of June 30, 2010. As such, we recognized a gain of approximately $29,000 from the change in fair value of these warrants for the nine months ended June 30, 2010.

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

                                           June 30,          October 1,
                                             2010               2009
                                          ------------       -----------
              Annual dividend yield                 --               --
              Expected life (in years)            1.51             2.26
              Risk free interest rate             0.61%            2.20%
              Expected annual volatility          78.9%           103.0%

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

The Company had no product liability lawsuits commenced against it during the nine months ended June 30, 2010. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

In February, 2008, the Company and six other laser manufacturers were sued in the District Court of Massachusetts by CardioFocus, Inc. ("CardioFocus"), alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years prior to their date of expiration. The Company and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. One of Cardiofocus' patents was declared invalid and an aggregate of three claims of the other two patents were declared valid by the USPTO, which may or may not pertain to the type of laser and fiber-optic devices the Company manufactures.

The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the USPTO's reexamination proceedings have concluded. In March 2010, the court refused to extend the stay and allowed the lawsuit to proceed. The lawsuit is currently in discovery and no amounts have been accrued as of June 30, 2010.

While the Company has commenced settlement negotiations with CardioFocus, there is no assurance any settlement can be reached on terms acceptable to the Company. The Company believes it has adequate defenses to this lawsuit and intends to defend itself vigorously and thus has not provided a provision for losses.

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

NOTE 6 - Other Income

During the three month period ended June 30, 2010 and 2009, the Company recorded $64,000 and $80,000, respectively, in royalties in connection with the terms of a settlement agreement. During the nine month period ended June 30, 2010 and 2009 the Company recorded $205,000 and $202,000, respectively, in royalties in connection with the terms of the same settlement agreement. These royalties are included in other income in the accompanying condensed consolidated financial statements.

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

Data with respect to these operating activities for the three and six months ended June 30, 2010 and 2009 are as follows:


                                     For the Three Months Ended June 30, 2010        For the Three Months Ended June 30, 2009
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------        ----------------------------------------
   Net revenues                       $   766,000   $   749,000   $ 1,515,000        $  1,364,000   $   704,000   $ 2,068,000
   Cost of revenues                       398,000       373,000       771,000             858,000       392,000     1,250,000
                                      ---------------------------------------        ----------------------------------------

   Gross profit                           368,000       376,000       744,000             506,000       312,000       818,000

   Operating expenses:
   Selling, general and
     administrative                       453,000       175,000       628,000             501,000       152,000       653,000
   Research and development               254,000            --       254,000             317,000            --       317,000
                                      ---------------------------------------        ----------------------------------------

   Income (loss) from operations      $  (339,000)  $   201,000      (138,000)       $   (312,000)  $   160,000      (152,000)
                                      =========================                      ==========================
   Other:
     Interest income                                                       --                                           4,000
     Interest expense                                                  (9,000)                                        (11,000)
     Loss on disposal of equipment                                     (2,000)                                             --
     Royalty income                                                    64,000                                          80,000
     Gain in fair market value of warrant liability                    24,000                                              --
     Settlements and recoveries                                         2,000                                           1,000
     Income taxes                                                      (3,000)                                         (4,000)
                                                                  -----------                                     -----------
   Net loss                                                       $   (62,000)                                    $   (82,000)
                                                                  ===========                                     ===========

                                   For the Nine Months Ended June 30, 2010         For the Nine Months Ended June 30, 2009
                                                     (Unaudited)                                    (Unaudited)

                                                     Service and                                    Service and
                                        Products        Rental        Total           Products        Rental          Total
                                      ---------------------------------------         ---------------------------------------

   Net revenues                       $ 2,784,000   $ 2,112,000   $ 4,896,000         $ 3,386,000   $ 1,924,000   $ 5,310,000

   Cost of revenues                     1,826,000     1,147,000     2,973,000           2,228,000     1,172,000     3,400,000
                                      ---------------------------------------         ---------------------------------------

   Gross profit                           958,000       965,000     1,923,000           1,158,000       752,000     1,910,000

   Expenses:
   Selling, general and
     administrative                     1,407,000       509,000     1,916,000           1,585,000       457,000     2,042,000
   Research and development               875,000            --       875,000             931,000            --       931,000
                                      ---------------------------------------         ---------------------------------------

   Income (loss) from operations      $(1,324,000)  $   456,000      (868,000)        $(1,358,000)  $   295,000    (1,063,000)
                                      =========================                       =========================
   Other:
    Interest income                                                     1,000                                          11,000
    Interest expense                                                  (26,000)                                        (36,000)
    Gain (loss) on disposal of equipment                               (2,000)                                         12,000
    Royalty income                                                    205,000                                         202,000
    Settlements and recoveries                                          2,000                                          10,000
    Gain in fair market value long-term warrant liability              31,000                                              --
    Income taxes                                                      (12,000)                                         (8,000)
                                                                  -----------                                      ----------
   Net loss                                                       $  (669,000)                                      $(872,000)
                                                                  ===========                                     ===========





Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2010 and 2009 were as follows:

                                           For the three months ended June 30,    For the nine months ended June 30,
                                                     (Unaudited)                              (Unaudited)

                                                 2010            2009                    2010             2009
                                             -----------      -----------            ------------     -----------
By similar products and services:
Revenues:
 Products:
  Laser equipment and accessories            $   105,000      $   467,000            $    618,000     $ 1,107,000
  Delivery and disposable devices                661,000          897,000               2,166,000       2,279,000
  Service and rental                             749,000          704,000               2,112,000       1,924,000
                                             -----------      -----------            ------------     -----------
                                               1,515,000      $ 2,068,000            $  4,896,000     $ 5,310,000
                                             ===========      ===========            ============     ===========

Gross profit
 Products:
  Laser equipment and accessories            $     2,000      $   147,000            $     35,000     $   253,000
  Delivery and disposable devices                366,000          359,000                 923,000         905,000
  Service and rental                             376,000          312,000                 965,000         752,000
                                             -----------      -----------            ------------     -----------
        Total                                $   744,000      $   818,000            $  1,923,000     $ 1,910,000
                                             ===========      ===========            ============     ===========

Sales in foreign countries for the quarters ended June 30, 2010 and June 30, 2009 accounted for approximately 8% and 29% of the Company's total sales, respectively. Sales in foreign countries for the nine months ended June 30, 2010 and June 30, 2009 accounted for approximately 17% and 26% of the Company's total sales, respectively. The breakdown by geographic region is as follows:

                Three months   Three months       Nine months      Nine months
                 ended June     ended June        ended June       ended June
                  30, 2010       30, 2009          30, 2010         30, 2009
                ------------   ------------      -------------    ------------

Asia            $     58,000   $    327,000      $     526,000    $    873,000
Europe                30,000        235,000            138,000         335,000
Latin America         14,000         15,000             54,000          19,000
Middle East            1,000          2,000              5,000           3,000
Australia             16,000         18,000            119,000         127,000
Other                     --          1,000              2,000           1,000
                ------------   ------------      -------------    ------------
                $    119,000   $    598,000      $     844,000    $  1,358,000
                ============   ============      =============    ============

With the exception of one 80 watt laser located in Canada, all the Company's remaining long-lived assets were located in the United States at June 30, 2010. All long-lived assets were located in the United States at June 30, 2009. Total segment assets for the Products segment were $4,236,000 and Service and Rental were $1,623,000 at June 30, 2010. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

The Company evaluated subsequent events through the issuance date of the financial statements, August 22, 2010, and has disclosed the events identified within this filing.

NOTE 8 - Related Party Transactions

As of June 30, 2010, the Company has a receivable of $11,000 in connection with services performed for Cardiomedics, Inc., of which the Company's Chairman is Chairman and a controlling shareholder.

NOTE 9 - Subsequent Events

On August 20, 2010, the Company sold to Marvin P. Loeb, the Company's Chairman and CEO, $500,000 of 6% Senior Secured Convertible Notes ("the Notes"), which are secured by all of the assets of the Company, and are redeemable by the holder on written notice to the Company, to pay the Company's ongoing expenses and the Company's intended legal action against Lumenis not covered by a contingent fee agreement (see "Liquidity and Capital" in "Management Discussion and Analysis"). The Company intends to file a Form 8(K) to disclose the details of the Company's intended legal action against Lumenis and the aforesaid purchase of Notes.

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

Our Lasers, Fibers, Needles and Tips have been cleared for sale by the U.S. Food and Drug Administration for use in orthopedics, urology, ear, nose and throat surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Many of the medical procedures in which our Lasers, Fibers, Needles and Tips are used are being reimbursed by Medicare and many insurance companies and health plans.

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

The Company's Lasers and Fibers are also used in Urology to fragment stones in the Kidney, ureter or bladder. The Company's new VaporMAX(R) Side Firing Optical Fiber device is also used to vaporize a portion of the male prostate to treat benign prostate hyperplasia of "BPH", commonly referred to as an "enlarged prostate."

On August 1, 2010, Wade B. Hampton joined the Company, as Director of U.S. Sales, and Baron Minor Group, Inc. ("BMG") of which Mr. Hampton is a principal, entered into a Sales Manager Agreement with the Company to market the Company's lasers and fiber-optic devices on a commission basis through its 15 laser sales representatives in the U.S., many of whom are former employees of Lumenis. Mr. Hampton previously served as a Senior Vice President of Accuray, Inc. and Lumenis, Ltd.


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

Quarter Ended June 30, 2010 Compared to Quarter ended June 30, 2009

During the quarter ended June 30, 2010, net revenues were $1,515,000 as compared to $2,068,000 for the same period of the previous year, a $553,000 or 27% decrease largely due to the current worldwide recession that is impacting sales of medical products used in elective procedures. Net sales from lasers and accessories decreased by $362,000 or 78% to $105,000 during the three months ended June 30, 2010 from $467,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $236,000 or 26% to $661,000 during the three months ended June 30, 2010 from $897,000 in the same period of the prior year. Export sales decreased by $479,000 or 80% to $119,000 from $598,000 for the same quarter of the prior year. The decreases in export sales was primarily due to a decrease in laser sales to the international market primarily for use in spine procedures. Net sales from service and rental increased by $45,000 or 6% to $749,000 from $704,000 for the same quarters. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the continued expansion of its service business.

Cost of sales during the quarter ended June 30, 2010 was $771,000 or 51% of net revenues as compared to $1,250,000 or 60% the prior year quarter. The reduction in cost of sales as a percentage of net revenues was primarily the result of reductions in manufacturing staff and the reduction of overhead resulting from the favorable renegotiation of the lease related to our facility. Gross profit from the sale of lasers and accessories was 2% as compared to 31% for the prior year three-month period. The decrease in gross profit for lasers and accessories was primarily the result of a volumizing difference due to a lower production of units created by the 78% decrease in sales during the current year quarter as compared to the prior year quarter. Gross profit from the sale of delivery and disposable devices was 55% as compared to 40% for the prior year three-month period. This was primarily the result of the reduction in manufacturing staff and the reduction of overhead resulting from the favorable renegotiation of the lease related to our facility. Gross profit from revenue received from service and rentals was 50% as compared to 44% for the prior year three-month period. The higher gross profit for the current nine-month period was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher bill rate.

Selling, general and administrative expenses decreased in the current quarter to $628,000 from $653,000 in the prior year quarter, a decrease of $25,000 or 4%. The decrease in selling, general and administrative expenses during the current three-month period was primarily due to decreases of $37,000 in commission expense, which was the result of an decrease in commissionable revenues, insurance expense of $30,000, administrative expenses of $16,000, $10,000 in bad debt expense, offset by increases of $15,000 of marketing and sales expense, $11,000 in bonus expense earned from the increase in business from MST, audit and tax expense of $7,000, legal expense of $5,000 and approximately $29,00 in allocated expenses.

Research and development expenditures for the quarter ended June 30, 2010 decreased $63,000 or 20% to $254,000 as compared to $317,000 in the quarter ended June 30, 2009. This decrease was primarily the result of staff reductions.

Other income, net, increased by $5,000 or 7% to $79,000 in the quarter ended June 30, 2010 from $74,000 in the same quarter of the prior year. The increase in other income was primarily the result of gain of $24,000 from the fair market value of warrant liability offset set by a reduction in royalty income of $20,000.

For the current quarter, the Company had a net loss of $62,000 or $0.00 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $82,000 or $0.00 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

During the nine months ended June 30, 2010, net revenues were $4,896,000 as compared to $5,310,000 for the same period of the previous year, a $414,000 or 8% decrease. Net revenues from lasers and accessories decreased by $489,000 or 44% to $618,000 during the nine months ended June 30, 2010 from $1,107,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $113,000 or 5% to $2,166,000 during the nine months ended June 30, 2010 from $2,279,000 for the same period of the prior year. During the nine months ended June 30, 2010 export sales decreased by $516,000 or 38% to $842,000 as compared to $1,358,000 in the same period of the prior year. The decreases in export sales was primarily due to a decrease in laser sales to the international market primarily for use in spine procedures. Net sales from service and rental increased by $188,000 or 10% to $2,112,000 from $1,924,000 for the same quarters in the prior year. This increase was primarily due to an increase in case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

Cost of sales during the nine months ended June 30, 2010 was $2,973,000 or 61% of net revenues as compared to $3,400,000 or 64% for the same period of the prior year. The reduction in cost of sales as a percentage of net revenues was primarily the result of reductions in manufacturing staff and the reduction of overhead resulting from the favorable renegotiation of the lease related to our facility. Gross profit from the sale of lasers and accessories was 6% as compared to 23% for the prior year nine-month period. The decrease in gross profit for lasers and accessories was primarily the result of a volumizing difference due to a lower production of units created by the 44% decrease in sales during the current nine-month period as compared to the prior nine-month period. Gross profit from the sale of delivery and disposable devices was 43% as compared to 40% for the prior year nine-month period. The increase in gross profit was primarily the result of reductions in manufacturing staff and the reduction of overhead resulting from the favorable renegotiation of the lease related to our facility. Gross profit from revenue received from service and rentals was 46% as compared to 39% for the prior year nine-month period. The higher gross profit for the current nine-month period was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher bill rate.

For the nine months ended June 30, 2010, selling, general and administrative expenses totaled $1,916,000 as compared to $2,042,000 for the same period of the previous year, a $126,000 or 6% decrease. The decrease in selling, general and administration expense was primarily due to decreases in commissions expense of $117,000, which was the result of a decrease in commissionable revenues, insurance expense of $48,000, administrative outside services of $35,000 accounting and audit expense of $19,000, and bad debt of $17,000, offset by increases in marketing and sales expense of $54,000, bonus expense of $29,000 earned from the increase in business from MST, payroll related expenses of $12,000 for MST, and $9,000 in other administrative expenses.

During the nine months ended June 30, 2010, research and development expenses decreased to $875,000 from $931,000 in the prior year nine-month period, a decrease of $56,000 or 6%.

Other income increased by $12,000 or 6% to $211,000 in the current nine-month period from $199,000 in the previous nine-month period of fiscal 2009. During the nine months ended June 30, 2010, royalty income increased $3,000 to $205,000 or 1% as compared to $202,000 in the prior year nine-month period. Interest income decreased $10,000 or 91% to $1,000 as compared to $11,000 during the same prior year period due to lower bank interest rates combined with a lower cash balance in interest bearing accounts. Interest expense decreased by $10,000 to $26,000 or 28% during the current nine-month period as compared to $36,000 during the same period during the prior year. The reduction in interest expense was the result of the reduction of principal due to payments on capital leases and equipment loans.

For the nine months ended June 30, 2010, the Company had net loss of $669,000 or $0.04 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to a net loss of $872,000, or $0.05 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital

At June 30, 2010, the Company had working capital of $3,182,000 compared to $3,772,000 at the end of the fiscal year ended September 30, 2009. Cash decreased by $1,215,000 to $406,000 from $1,621,000 at the fiscal year ended September 30, 2009. During the nine month period ended June 30, 2010, net cash used in operating activities was $997,000. In the quarter ended June 30, 2010, although the net loss for this period was $62,000, net cash used in operating activities was $353,000. For the nine month period ending June 30, 2010, net cash used in investing activities was $30,000 for the purchase of equipment and net cash used in financing activities was $188,000, which was the result of payments on debt incurred for the servicing of loans for equipment and certain insurance policies.

The Company's working capital has declined and it has incurred losses during the past four years from operations and the development of its new side firing optical fiber device for use with Holmium Lasers for the treatment of enlarged prostates in men and to treat herniated or ruptured discs, both customarily in outpatient procedures. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable.

Lumenis is one of the world's largest manufacturers of medical lasers with annual sales of approximately $250 million. Lumenis markets certain of its products through Boston Scientific Corporation in the United States and Japan and through Lumenis' direct sales force and distributors in other countries.

The Company has spent a significant amount of money to complete the development of its new, reliable, durable and fast-vaporizing side firing optical fiber device, primarily for sale to Lumenis under the above Agreements. As of the date of this report, however, Lumenis has not fulfilled certain of its promises and obligations under its Settlement Agreements with the Company and has not completed certain of the requirements called for under the OEM Agreement with the Company necessary to the Company's commencing sales of its devices to Lumenis, including the testing of 30 of the Company's devices and reporting the results to the Company within the proscribed time period, and Lumenis has not commenced its audit of the Company's quality system.

Since November 2009, the Company has been negotiating an extention of its OEM Agreement with Lumenis and, since June 2010, an amicable settlement of its dispute with Lumenis, which to date has not been successful. The Company has spent a significant amount of money to complete the development of its new reliable, durable and fast-vaporizing side firing optical fiber device, primarily for sale to Lumenis under the above Agreements. As of the date of this report, however, Lumenis has not completed certain of the requirements called for under the OEM Agreement necessary to the Company's commencing sales of its devices to Lumenis, including the testing of 30 of the Company's devices and reporting the results to the Company within the proscribed time period, and Lumenis has not commenced its audit of the Company's quality system.

On August 20, 2010, the Company sold to Marvin P. Loeb, the Company's Chairman and CEO, $500,000 of 6% Senior Secured Convertible Notes ("the Notes") which are secured by all of the assets of the Company, and are redeemable by the holder on written notice to the Company, to pay the Company's ongoing expenses and, if an amicable settlement with Lumenis is not promptly reached, to fund those costs of the Company's intended legal action against Lumenis which are not covered by a contingent fee agreement. Up to $200,000 of the proceeds of the Notes will be used for operations and the balance will be used for such legal expenses, if the Company is unable to settle its claims against Lumenis. The Company intends to file a Form 8(K) to disclose the details of the Company's intended legal action against Lumenis and the aforesaid purchase of Notes.

The Company has taken various steps to reduce its costs through a significant reduction in personnel positions and overhead costs and the Company's Chairman deferring all of his salary and the Company's President deferring 15% of his salary.

The Company renegotiated its lease on its facility in Lake Forest, California and signed a new lease agreement which will result in a savings of over $111,000 in rent expense through the next twelve months. The Company plans to raise additional capital through the sale of notes, debentures, equity capital or other Company assets. There is no assurances that these efforts will be successful.

Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through December 31, 2010. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PART II  Other Information

ITEM 1.  Legal Proceedings

In February, 2008, the Company and six other laser manufacturers were sued in the District Court of Massachusetts by CardioFocus, Inc.("CardioFocus"), alleging infringement of three of their now expired U.S. Patents, which limits their claim for royalties to six years prior to their date of expiration. The Company and two other laser companies joined in a petition to the U.S. Patent & Trademark Office ("USPTO") to re-examine these patents and declare them invalid. The other four defendants likewise individually requested a re-examination of these patents and a declaration of invalidity by the USPTO. One of Cardiofocus' patents was declared invalid and an aggregate of three claims of the other two patents were declared valid by the USPTO, which may or may not pertain to the type of laser and fiber-optic devices the Company manufactures.

The court issued a stay of the proceedings until October 14, 2009. On October 14, 2009, the defendants (including Trimedyne) sought to extend the stay of the proceedings until October 14, 2010, or until the USPTO's reexamination proceedings have concluded. In March 2010, the court refused to extend the stay and allowed the lawsuit to proceed.

While the Company has commenced negotiations with CardioFocus, there is no assurance any settlement can be reached on terms acceptable to the Company. The Company believes it has adequate defenses to this lawsuit and intends to defend itself vigorously and thus has not provided a provision for losses.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  [Removed and Reserved]

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

Date:  August 23, 2010                       /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  August 23, 2010                       /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Financial Officer