Form 10-K
period 2010-09-30
TRIMEDYNE INC
filed 2011-01-18
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	36-3094439
(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NO.)

25901 COMMERCENTRE DRIVE
LAKE FOREST, CALIFORNIA	92630
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant's Telephone Number, Including Area Code:
(949) 951-3800

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value per Share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on January 12, 2011 based upon the closing price of the common stock on such date was approximately $1,273,482 As of January 12, 2011, there were outstanding 18,365,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	1
	The Urology Market	1
	Settlement with Luminis	2
	The Enlarged Prostate Market	2
	Patented Devices	3
	The Lithotripsy Market In Urology	3
	The Spinal Disc Market	3
	Other Markets	4
	Laser Rental Market	4
	License Agreements	4
	Research and Development	4
	Manufacturing and Supply Agreements	4
	Marketing	5
	Government Regulation	5
	Investigational Device Exemptions	5
	510(k) Premarket Notification	5
	Premarket Approval	6
	Inspection of Plants	6
	State Regulation	6
	Insurance Reimbursement	6
	Cost of Compliance with FDA and Other Applicable Regulations	6
	Employees	7
	Patents	7
	Competition	7
	Insurance	7
	Foreign Operations	7
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	[REMOVED AND RESERVED]	8

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	8
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A(T).	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	15

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16
ITEM 11.	EXECUTIVE COMPENSATION	19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	22
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	23

i

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2010.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 45% of our revenues in the fiscal year ended September 30, 2010.

The principal market for our 80 watt and 30 watt Holmium Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured lumbar, thoracic and cervical discs in the spine, two of the four major causes of lower back, neck and leg pain, typically on an outpatient basis. Our Lasers and Tips are also used in orthopedics to treat damage in joints, such as the knee, shoulder, elbow, hip, ankle and wrist, in outpatient, arthroscopic procedures. These Orthopedic products represented about 31% of our revenues in the fiscal year ended September 30, 2010.

We recently introduced a fast vaporizing, very durable Side Firing Fiber for use in the Urology field with our 80 watt Holmium Lasers, and 80 watt and 100 watt Holmium Lasers made by others with compatible connectors, for the treatment of benign prostatic hyperplasia or “BPH”, commonly called an enlarged prostate. We also sell optical fibers (“Fibers”) for use with our 80 watt and 30 watt Holmium Lasers and those made by others for fragmenting urinary stones in the kidney, ureter or bladder. These Urology products represented about 24% of our revenues in the fiscal year ended September 30, 2010.

In July 2010, we engaged the services of Wade Hampton of the Baron Minor Group as Director of U.S. Sales on a part-time basis to recruit and train sales representatives and manage our sales activities in the United States. Mr. Hampton was earlier employed by Lumenis Ltd. of Yokneam, Israel (“Lumenis”) in senior executive positions in Lumenis’ U.S. and international sales. Lumenis is one of the world’s largest manufacturer of medical lasers, with sales of about $300 million. Mr. Hampton has recruited a number of independent sales representatives (“Sales Reps”) to market our Lasers, Fibers, Needles and Tips in the United States, who are presently being trained to sell our products.

THE UROLOGY MARKET

While our Lasers and Fibers are presently used in urology to fragment stones in the kidney, ureter and bladder, we have developed a new, proprietary, Side Firing Fiber for use with our 80 watt Holmium Lasers, and 80 watt and 100 watt Holmium Lasers made by others with a compatible connector, to vaporize a portion of the prostate to treat BPH or an enlarged prostate. Enlargement of the prostate causes difficulty in urinating and an urgency to urinate, which often causes the patient to wake-up one or more times each night, interrupting his sleep.

We are marketing this new Side Firing Fiber under our VaporMAX registered trademark through our limited number of Sales Reps in the United States and by distributors in certain foreign countries.

SETTLEMENT WITH LUMENIS

On August 24, 2005, we entered into a Five Year OEM Agreement with Lumenis. Under the OEM Agreement, Lumenis agreed to pay us a royalty of 7.5% of its worldwide sales of side firing and angled firing laser fibers, and Lumenis also agreed to purchase 100% of its needs for side firing laser fibers and 75% of its needs for angled firing laser fibers from us, subject to our laser fibers meeting certain performance standards and satisfactory completion of an audit of our manufacturing process and quality system. This Agreement expired on August 23, 2010.

We had a contract dispute with Lumenis over the last two years. We reached an amicable settlement of this dispute with Lumenis,  Lumenis entered into a Settlement Agreement and a License Agreement with us, and we exchanged mutual releases.

Under the Settlement Agreement, Lumenis paid us $2,000,000. While the Settlement Agreement was executed at a later date, the Settlement Agreement is dated as of August 23, 2010, the date of expiration of the OEM Agreement. As a result, the $2 million payment by Lumenis is reflected in the Company’s financial statements for the calendar quarter and the year ended September 30, 2010.

Under the License Agreement, Lumenis extended the 7.5% royalty payment period to July 21, 2014. While the License Agreement was also executed at a later date, the License Agreement was dated as of August 23, 2010, the date of expiration of the OEM Agreement, which contained a non-exclusive license to Lumenis of the same two U.S. patents.

THE ENLARGED PROSTATE MARKET

An enlarged prostate affects about 50% of men over age 55, and a higher percentage of men at advanced ages. While drugs are used to treat millions of men with an enlarged prostate, when the drugs are no longer able to adequately treat this condition, removal of a portion of the prostate is needed to permit proper urine flow.

Each year, about 200,000 men in the United States and an estimated one million men in foreign countries are treated with a procedure using radiofrequency ("RF") energy or laser energy to remove a portion of the prostate to permit proper urine flow. While RF energy has been used for more than 50 years to do this, today, laser vaporization or resection of the prostate is becoming increasingly popular. The laser procedure can be performed on an outpatient basis, with minimal adverse affects, whereas the RF procedure usually entails a hospital stay, significant bleeding, a variety of adverse effects and a recuperation period of days to weeks.

The development of our new Side Firing Fiber for use with our 80 watt Holmium Lasers and those of others took much longer than expected, due to obstacles imposed by the high peak powers and other characteristics of Holmium Lasers, which make them excellent at vaporizing tissue, but also makes them very hard on the glass components of the Fibers. However, we were able to overcome these obstacles, resulting in our new, faster vaporizing and very durable Side Firing Fiber.

Our new Side Firing Fiber has been shown in our bench testing on animal tissue to vaporize tissue faster and to be significantly more durable than the angled firing fibers manufactured by others. Our new Side Firing Fiber was also tested by an Independent Testing Laboratory, whose bench testing confirmed the results of our testing of its vaporization rate and durability.

Our new Side Firing Fiber has been cleared for sale by the FDA for use in Orthopedics, Urology and a variety of other medical specialties.

PATENTED DEVICES

We have been issued two U.S. Patents on an improved Side Firing Fiber, which has the potential to shorten the time to treat an enlarged prostate and reduce or eliminate most of the adverse effects of both RF and laser resection or vaporization of the prostate. In addition, this new Side Firing Fiber has the potential to reduce adverse effects in the treatment of herniated or ruptured spinal discs, as well as in other applications. Our improved Side Firing Fiber has been cleared for sale by the FDA.

We have also been issued two U.S. Patents on an improved optical fiber device for fragmenting stones in the kidney, ureter or bladder, which has the potential to shorten the fragmentation time and reduce the risk of damage to nearby tissues during the stone fragmentation procedure.

We plan to use some of the proceeds of our settlement with Lumenis to expand our efforts in selling our existing products and, perhaps, to conduct limited testing of the two new products described above. If the test results are encouraging, we plan to seek financing to conduct larger, randomized, controlled clinical trials of these new products or find a marketing partner who will bear these costs for exclusive distribution rights to the products.

THE LITHOTRIPSY MARKET IN UROLOGY

Many people in the Unites States and elsewhere throughout the world develop stones in the kidney, some of which pass into the ureter, or develop in the bladder. Holmium Lasers are ideal for fragmenting these stones, as our Holmium Lasers produce very short, 350 micrsecond pulses of energy, which create thermal ablation that can fragent stones of any hardness, composition or color.

We manufacture FLEXMAX(R) straight-ahead firing Fibers, which are reusable and can be used for 20-30 times or more. As a result, we developed and are introducing new FLEXMAX(R) Single Use, disposable optical fibers at a somewhat lower price, which are more likely to be used only once and discarded.

THE SPINAL DISC MARKET

Our 80 watt and 30 watt Holmium Lasers and those of others are used with Side Firing Needles to treat herniated or ruptured lumbar, thoracic or cervical discs in the spine in minimally invasive procedures, which are typically performed on an outpatient basis in as little as 45 minute procedures, usually with only local anesthesia. The lower back, leg and neck pain disappears on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days. Clinical Studies on our laser/disc procedures, published in medical journals, show success rates (good or excellent results, based on accepted pain score criteria) of 80% to 94%.

Approximately 600,000 conventional surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and entail a two to three day or longer hospital stay, bleeding, post-operative pain and a recovery period of a month or longer, often with physical therapy or exercise programs for up to six months. Papers on conventional surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of disc surgery to be only 40% to 77%, based on similar pain score criteria.

While our laser procedures to treat herniated or ruptured spinal discs have demonstrated higher success rates, fewer adverse effects and typically do not require hospitalization, which are common to the conventional surgical procedures to treat herniated or ruptured discs, and are less costly to third party payors, surgeons must attend one or more training courses in which they practice the procedure on cadavers before they can perform our laser procedures. In addition to difficulty in convincing busy surgeons to take two to three days away from their practice to attend a training course, we incur substantial costs in conducting the training courses.

In addition, surgeons are generally paid more by Medicare and insurance companies for performing conventional disc surgery than for our outpatient laser procedures, reducing their desire to take time away from their practice to attend a training course for a lower-paying procedure. However, once experienced in our shorter procedure, many spinal surgeons are able to perform two, three or more of our outpatient laser procedures a day, compared to usually one procedure a day for conventional disc surgery.

Since we can afford to conduct (or participate with makers of endoscopes used in these procedures) in only a few training courses each year in the U.S. and only occasionally in Europe, Latin America and Asia, our spinal disc market is expected to grow only if we are able to conduct or participate in a larger number of training courses. The $2 million received from the settlement with Lumenis will allow us to conduct or participate in more training courses.

OTHER MARKETS

Our Lasers, Fibers, Needles and Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

We also plan to develop new optical fiber devices for use with our Holmium Lasers and others to treat other conditions. Developing new optical fiber devices for new medical applications entails considerable risk. While we have almost twenty years of experience in designing, developing, manufacturing and marketing Holmium Lasers and Side Firing Fibers, we cannot assure that any new optical fiber devices or different lasers we attempt to develop for new applications can be completed at a reasonable cost or in a timely manner, will be clinically successful, can compete successfully in the marketplace or be profitable to us.

THE LASER RENTAL MARKET

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $50,000 to $127,000, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, laser rental companies have been formed in the United States and elsewhere to fill this void. These companies typically provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

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

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2010, an aggregate of $54,187,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $1,060,000 and $$1,316,000 was expended during the fiscal years ended September 30, 2010 and 2009, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS”),the receipt of significant royalty payments and, since the Company’s inception, more than $100 million in sales revenue.

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

At September 30, 2010, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Tips with a limited number of straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 22 independent distributors who sell our products and other medical products in approximately 28 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing , who directs the Company's sales and marketing activities in the United States and elsewhere, and a Director of Sales on a consulting basis who recruits Sales Reps and manages our sales activities in the United States.

The Company intends in the future to increase the number of domestic sales representatives and appoint additional distributors in foreign countries for the purpose of expanding sales of the Company's VaporMAX Fibers, Side Firing Needles, Reuseable and Single Use FLEXMAX(R) optical fibers and other products. There is no assurance that the Company will be able to enter into marketing arrangements with any sales persons or distributors, as the Company is devoting limited resources to these activities, or that the Company will be able to maintain its existing selling arrangements.

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

INSURANCE REIMBURSEMENT

To permit the users of the Company's products to obtain reimbursement under Federal health care programs such as Medicare, the Company may be required to demonstrate, in an application to the Centers for Medicare and Medicaid Services ("CMS"), at either the local or federal level or both, the safety and efficacy of its products and the benefit to patients there from which justify the cost of such treatment. Criteria for demonstrating such benefits are in the process of being defined by CMS, and there does not yet exist a clear method or requirement to receive approval for reimbursement. There is no assurance that such an application, if made, will be approved by CMS. Most private health insurance companies and state health care programs have standards for reimbursement similar to those of CMS. If an application for reimbursement of a product is not approved by CMS, private insurers and/or health care programs, marketing of such product would be adversely affected.

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

EMPLOYEES

On September 30, 2010, the Company had 53 full-time employees, of whom 13 were employed by MST. Of the remainder, 29 were engaged in production and engineering, two in sales and marketing, and nine in general and administrative functions. On September 30, 2010, the Company had two part-time employees of whom one was engaged in production and R&D, and one in general and administrative functions.

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

PATENTS

As of September 30, 2010, the Company owned or had licenses to 19 U.S. Patents and two foreign Patents, four U.S. patent applications and two foreign patent applications.

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

COMPETITION

The Company faces competition from a number of both small and large companies in the medical field. The larger companies include Medtronic, Inc., Johnson & Johnson, Boston Scientific, Inc., Lumenis Ltd., American Medical Systems Holdings, Inc., Olympus, Inc., and others, all of which have greater financial resources, R&D and manufacturing facilities, technical skills, management staffs and/or sales and marketing organizations than the Company's.

Among the smaller companies with which the Company competes are: Dornier, Inc., Lisa Lasers, Convergent, Inc. and others, certain of which are publicly held.

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

FOREIGN OPERATIONS

In fiscal 2010 and 2009, sales of products in foreign countries accounted for approximately 15.1% and 25.2%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.  PROPERTIES

The Company currently occupies approximately 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630. Our present lease was amended and became effective June 1, 2010 expires on May 31, 2013, and contains two sixty-month options to extend the lease at the then prevailing market rent. The rent for the first year is at $24,108 per month, with the first four months at $12,054. The lease contains two increases occuring at the end of 12 months and 24 months, for $29,561 and $30,422, respectively, with the first increase including a month's free rent.

The Company's subsidiary, MST, currently occupies approximately 1,500 square feet of office space in Dallas, Texas, which it leases at a rental of $1.688 per month through August 31, 2011.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company had no product liability lawsuits commenced against it during the year ended September 30, 2010. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $50,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents.

To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the litigation with CardioFocus, paid them $175,000, entered into mutual releases and the lawsuit was dismissed.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.  MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2009	High	Low
Quarter ended:
December 31, 2008	$0.22	$0.08
March 31, 2009	0.29	0.13
June 30, 2009	0.26	0.18
September 30, 2009	0.49	0.20

2010	High	Low
Quarter ended:
December 31, 2009	$0.51	$0.37
March 31, 2010	0.53	0.36
June 30, 2010	0.44	0.24
September 30, 2010	0.29	0.14

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B.  HOLDERS OF COMMON STOCK

As of September 30, 2010, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2010 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,629	$0.98	--

Equity compensation plans not approved by security holders	1,162,950	$0.90	1,076,600
Total	1,263,579	$0.91	1,076,600

Recent Sales of Unregistered Securities

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 through the purchase of a 6% Senior Secured Convertible Note (the "Note"), which is secured by all of the assets of the Company and is due August 19, 2015. However, the Note contains a provision whereby the CEO can redeem the Note at any time. The CEO agreed to not redeem the Note, without the Company's consent for a period of two years from September 30, 2010. The Note is reflected as a long-term obligation of the Company as of September 30, 2010 on the accompanying consolidated balance sheet. The funds received from the purchase of the Note is to be used for operations. The Note can be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price resets in the event of any future financing in the Note. The sale of the Note is exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

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

Trimedyne rents its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2010 and 2009, two Lasers, respectively, were being rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2010 and 2009, were less than one percent of revenues.

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

As part of the first step, we generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2010, we conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, we determined there was no impairment of the goodwill as of September 30, 2010.

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

DERIVATIVE LIABILITIES

Effective October 1, 2009, the Company adopted the provisions of Emerging Issues Task Force 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815 . The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance had an impact on the Company's financial statements and position due to certain warrants and the senior secured convertible note payable to related party in which the exercise/conversion price resets upon capital raised at lower effective rates. See Notes 4 and 5 for the impact of such transactions on the consolidated financial statements.

Our issued and outstanding common stock purchase warrants and embedded conversion features are recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature is determined using the Lattice model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed.

CONVERTIBLE DEBT

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2010 AND 2009

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of sales	65.6	62.5
Selling, general and administrative expenses	40.4	36.1
Research and development expenses	16.6	17.7
Interest expense	0.6	0.6
Other income, net	32.7	4.5
Income taxes	0.2	0.4
Net income (loss)	10.3	(12.2)

NET REVENUES

Net revenues decreased $1,021,000 or 13.8% in fiscal 2010 to $6,401,000 from $7,422,000 in fiscal 2009. Net sales from Lasers and accessories decreased by $879,000 or 55.0% to $720,000 during the fiscal year ended September 30, 2010 from $1,599,000 during the prior fiscal year, primarily due to a decrease in international sales. Sales from Fibers, Needles and Tips decreased by $295,000 or 9.5% to $2,823,000 during the current fiscal year ended September 30, 2010 from $3,119,000 during the prior fiscal year. The decrease in sales from Fibers, Needles and Tips was primarily due to a decrease in international sales. International export revenues decreased $904,000 or 48.4% to $965,000 during fiscal 2010 from $1,869,000 during fiscal 2009. Net revenues from "per case" rentals and field service and rental increased by $154,000 or 5.7% in fiscal 2010 to $2,858,000 from $2,704,000 in fiscal 2009, primarily due to an increase in per case revenues from MST as a result of the addition of sales personnel and the expansion of its service business.

COST OF GOODS SOLD

Cost of sales in fiscal 2010 was approximately 63.9% of net revenues, compared to 62.5% in fiscal 2009. Gross profit from the sale of lasers and accessories was 0.0% in the fiscal year ended September 30, 2010 as compared to 23% for the prior year fiscal period. The lower gross profit during the fiscal year ended September 30, 2010 was the result of a volumizing difference due to a lower production of units created by the 55% decrease in international sales of laser systems and accessories and a non-recurring year-end adjustment of $103,000 primarily to reserve obsolete and slow moving inventory. Gross profit from the sale of Fibers, Needles and Tips during the fiscal year ended September 30, 2010 was 34% as compared to 43% for the prior fiscal year period. The decrease in gross profit was primarily the result of a volumizing difference due to a lower production of units created by the 9.5% decrease in sales of delivery systems during the current year and a non-recurring year-end adjustment of $138,000 primarily to reserve obsolete and slow moving inventory. Gross profit from revenue received from service and per case rentals was 45% in the current fiscal year as compared to 41% for the prior fiscal year period. The higher gross profit for the current year was primarily attributable to a lower cost of sales for our subsidiary, MST, which was the result of decreased repairs to MST's laser fleet combined with higher margins received from increases in procedures which have a higher per case rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $98,000 or 3.7% to $2,585,000 in fiscal 2010, compared to $2,683,000 in fiscal 2009. The $98,000 decrease in fiscal 2010 was primarily the result of decreases in commission expense of $115,000, outside services of $54,000, audit and tax preparation of $29,000, travel expenses of $21,000, and $18,000 in bad debt expense, offset by increases in taxes and license expense of $14,000, sales and use tax expense of $25,000 resulting from a Texas sales tax audit performed at MST, marketing expense of $45,000 and legal expense of $57,000.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses decreased $256,000 or 19.3% to $1,060,000 in fiscal 2010, compared to 1,316,000 in fiscal 2009. R&D as a percentage of net revenues decreased to 16.6% of net revenues in fiscal 2010 as compared to 17.7% in fiscal year 2009. R&D spending in fiscal 2009 was higher as during fiscal 2010 we were nearing the completion of our product development efforts in readying our new Side-Firing Fibers for use with Holmium Lasers.

OTHER INCOME AND EXPENSE

Total other income, net increased $1,762,000 or 529% to $2,095,000 in fiscal 2010 from $333,000 in fiscal 2009.

Income from royalties decreased $29,000 or 10% to $266,000 in fiscal 2010 from $295,000 in fiscal 2009. This decrease was due to of the continued decrease of Lumenis' sales of side-firing and angled-firing devices in which we receive royalties on.

In addition, Lumenis paid us $2,000,000 under a Settlement Agreement (see SETTLEMENT WITH LUMENIS). While the Settlement Agreement was executed at a later date, the Settlement Agreement is dated as of August 23, 2010, the date of expiration of the OEM Agreement. As a result, the $2 million payment by Lumenis is reflected in the Company’s financial statements as other income for the fiscal year ended September 30, 2010.

To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000, entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010.

During the current fiscal year, we accrued a provision for state income tax of $15,000 due to the net income apportioned to MST. During the fiscal year ended September 30, 2009, we accrued a provision for state income tax of $20,000

NET INCOME (LOSS)

As a result of the above, the net income in fiscal 2010 was $639,000, compared to a net loss of $909,000 in fiscal 2009. The primary change in our financial position for the current period was due to the $2 million paid to us by Lumenis under the Settlement Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2010, net cash provided by operating activities was $644,000, as compared to net cash used of $54,000 in fiscal 2009. The primary reason for the cash provided in fiscal 2010 was due to $2 million in proceeds received in connection with a settlement with Lumenis. Net cash used in investing activities was $49,000 in fiscal 2010, compared to net cash used of $136,000 in fiscal 2009. The Company continues to conserve capital for operations and thus only incurs capital expenditures on an as needed basis. Net cash provided by financing activities during fiscal 2010 was $312,000 compared to cash used of $196,000 in fiscal 2009. In fiscal 2010, we continued to make payments on capital leases. In addition, we received $500,000 from the sale of a 6% senior secured convertible note to our Chief Executive Officer.

Liquidity and Management's Plans

At September 30, 2010, we had working capital of $5,025,000 compared to $3,772,000 at the end of the previous fiscal year ended September 30, 2009. Cash increased by $907,000 to $2,258,000 at September 30, 2010 from $1,621,000 at the fiscal year ended September 30, 2009. We believe that existing cash flows are sufficient to fund operations through September 30, 2011; however, we have incurred losses from operations for the past three years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

MATERIAL TRANSACTION WITH RELATED PARTY

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Note"), which is secured by all of the assets of the Company, and is due August 19, 2015. However, the Note contained a provision whereby the CEO can redeem the note at any time. The CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two tears from September 30, 2010. Thus, the Note is reflected as a long-term obligation as of September 30, 2010 on the accompanying consolidated balance sheet. The funds provided under the Note are to be used for operations. The Note can be converted at any time into shares of the Company’s common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company’s common stock on the date of the purchase of the Note, and no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price resets in the event of the sale or issuance of shares at a conversion price lower than the conversion price set forth in the Note.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in fiscal 2010.

Name	Age	Position

Marvin P. Loeb	84	Chairman and CEO

Glenn D. Yeik	43	President, COO, and Director

Brian T. Kenney	54	V.P. - Global Sales and Marketing

Donald Baker	81	Director

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

GLENN D. YEIK has been our President, Chief Operating Officer, and Director since September 2003. Since October 2004, he has been a Director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device. Before September 2003, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002 to September 2003. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

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

DONALD BAKER has been a director of our Company since May 1983 and Audit Committee Chairman since September 2008. He also has been a director of Cardiodyne, Inc. since August 1996. Mr. Baker retired after 39 years as a Managing Partner of the law firm of Baker & McKenzie. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker was a Director of the management committee of the Mid-America Committee of Chicago for many years, a director of various medical technology companies and is currently on the board of Cardiomedics, Inc., of Irvine, CA. He is a member of the Chicago and American Bar Associations.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal 2010.

Changes to Nominating Process

There have been no changes to the nominating process or adoption of procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Don Baker is our Audit Committee Chairman and Director. Mr. Baker is an "audit committee financial expert" in accordance with SEC rules. Because we are not a listed issuer, members of our Audit Committee are not subject to the independence requirements of any national securities exchange or association.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2010 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee, non-board member and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2010, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for filing with the Securities and Exchange Commission.

/s/ Don Baker
January 18, 2011

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

Compliance With Section 16(A) of the Exchange Act

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. No bonuses, stock, or option awards were granted to executive officers during the fiscal year ended September 30, 2010.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2010 and 2009 for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2010	$121,257	0	$9,320	$130,557
CEO and Chairman	2009	$121,257	0	$6,996	$128,253

Glenn D. Yeik	2010	$160,000	0	$17,991	$177,991
COO, President, and Director	2009	$159,135	0	$21,421	$180,556

Brian T. Kenney, V.P.	2010	$120,000	0	$82,923	$202,923
	2009	$120,000	0	$105,954	$225,954

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 and 2009 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. We did not grant awards to named executive officers in fiscal 2010 or 2009. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2010 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k)matching contributions (iii) accrued vacation and (iv)commissions and (v) company paid medical benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Uneared Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin P. Loeb	30,000			1.25	4/04/2011

Glenn D. Yeik	50,000			0.14	1/14/2013
	22,000			0.50	8/13/2013
	30,000			0.50	4/15/2012
	75,000			0.60	4/15/2015
	100,000			0.92	3/31/2016
	25,000			1.25	4/04/2011

Brian T. Kenney	20,000			0.50	4/15/2012
	50,000			1.25	4/04/2011

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year 2010.

DIRECTOR COMPENSATION IN FISCAL YEAR 2010 AND 2009

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

During the fiscal years ended September 30, 2010 and 2009, no such grants were given and no options were exercised.

Compensation Committee Interlocks and Insider Participation

During 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2010.

Compensation Committee Report

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2010 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

	NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF CLASS
TITLE OF CLASS	OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & CEO (1)	4,935,980	26.9%
$.01 Par Value	25901 Commercentre Drive
	Lake Forest, CA 92630

	Corsair Capital, LLC. (6)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, Pres. COO (3)(5)	532,351	2.9%

	Brian T. Kenney, V.P. (4)(5)	90,000	*

	All Directors and Executive	5,135,980	28.0%
	Officers as a Group (4 persons)

* Indicates less than 1%

(1)
Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adultchildren, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 30,000 Shares, and 2,380,952 Shares in connection with the $500,000 convertible note payable.

(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares.
(3)	Consists of 230,351 Shares, and Options to purchase 302,000 Shares.
(4)	Consists of 35,000 Shares and Options to purchase 70,000 Shares.
(5)	Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2010 and 2009, no such transactions occurred.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2010 and September 30, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2010	2009
(i)	Audit Fees	69,000	69,000
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	8,500	8,500
(iv)	All Other Fees	--	1,700

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

Trimedyne, Inc.

Date: January 18, 2011	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors & CEO	January 18, 2011
Marvin P. Loeb

/s/ Glenn D. Yeik	President, COO	January 18, 2011
Glenn D. Yeik	Director

/s/ Donald Baker	Director	January 18, 2011
Donald Baker

/s/ Jeffrey S. Rudner	Treasurer & Principal Accounting Officer	January 18, 2011
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheet of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon
Newport Beach, California
January 18, 2011

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS (NOTE 4)	As of September 30,
	2010	2009

Current assets:
Cash and cash equivalents	$2,528,000	$1,621,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $12,000, respectively	691,000	988,000
Inventories	2,613,000	2,266,000
Other current assets	177,000	226,000
Total current assets	6,009,000	5,101,000

Property and equipment, net	908,000	1,168,000
Other	102,000	87,000
Goodwill	544,000	544,000
	$7,563,000	$6,900,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$129,000	$449,000
Accrued expenses	588,000	497,000
Deferred revenue	75,000	100,000
Accrued warranty	17,000	54,000
Income tax payable	11,000	20,000
Current portion of note payable and capital leases	161,000	209,000
Accrued interest due to related party	3,000	--
Total current liabilities	984,000	1,329,000

Senior secured convertible note to related party, net of discount of $99,000	401,000	--

Note payable and capital leases, net of current portion	92,000	232,000
Deferred rent	80,000	51,000
Derivative liabilities	96,000	--

Total liabilities	1,653,000	1,612,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value; 30,000,000 shares authorized,18,467,569 shares issued, 18,365,960 shares outstanding at September 30, 2010 and 2009	186,000	186,000
Additional paid-in capital	51,238,000	51,461,000
Accumulated deficit	(44,801,000)	(45,646,000)
	6,623,000	6,001,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	5,910,000	5,288,000

	$7,563,000	$6,900,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2010	2009
Net revenues:
Products	$3,543,000	$4,718,000
Service and rental	2,858,000	2,704,000
	6,401,000	7,422,000

Cost of sales:
Products	2,618,000	3,029,000
Service and rental	1,579,000	1,608,000
	4,197,000	4,637,000

Gross profit	2,204,000	2,785,000

Selling, general and administrative expenses	2,585,000	2,683,000
Research and development expenses	1,060,000	1,316,000

Loss from operations	(1,441,000)	(1,214,000)

Other income (expense):
Interest income	1,000	13,000
Royalty income	266,000	295,000
Interest expense	(40,000)	(48,000)
Creditor settlements and recoveries	7,000	61,000
Change in fair value of financial instruments	38,000	--
Net gain on dispute settlements	1,825,000	--
Gain (loss) on disposal of equipment	(2,000)	12,000
Total other income, net	2,095,000	333,000

Income (loss) before provision for income taxes	654,000	(881,000)

Provision for income taxes	15,000	28,000

Net income (loss)	$639,000	$(909,000)

Basic net income (loss) per share	$0.04	$(0.05)
Diluted net income (loss) per share	$0.03	$(0.05)

Basic weighted average common shares outstanding:	18,365,960	18,365,960
Diluted weighted average common shares outstanding:	20,785,912	18,365,960

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at October 1, 2008	18,467,569	$186,000	$51,425,000	$(44,737,000)	$(713,000)	$6,161,000

Share-based compensation expense	--	--	36,000	--	--	36,000

Net loss	--	--	--	(909,000)	--	(909,000)
Balances at September 30, 2009	18,467,569	186,000	51,461,000	(45,646,000)	(713,000)	5,288,000

Warrant liability retro-actively applied	--	--	(239,000)	206,000	--	(33,000)

Share-based compensation expense	--	--	16,000	--	--	16,000

Net income	--	--	--	639,000	--	639,000
Balances at September 30, 2010	18,467,569	$186,000	$51,238,000	$(44,801,000)	$(713,000)	$5,910,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$639,000	$(909,000)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Stock-based compensation	16,000	36,000
Depreciation and amortization	307,000	362,000
Amortization of debt discount	2,000	--
Change in fair value of derivative liabilities	(38,000)	--
Loss (gain) on disposal of fixed assets	2,000	(12,000)
Changes in operating assets and liabilities:
Trade accounts receivable	297,000	(34,000)
Inventories	(347,000)	318,000
Other assets	34,000	(59,000)
Accounts payable	(320,000)	193,000
Accrued expenses	91,000	28,000
Accrued interest to related party	3,000	--
Deferred revenue	(25,000)	25,000
Accrued warranty	(37,000)	--
Deferred rent	29,000	(22,000)
Income taxes payable	(9,000)	20,000
Net cash provided by (used in) operating activities	644,000	(54,000)

Cash flows from investing activities:
Purchase of property and equipment	(49,000)	(136,000)
Net cash used in investing activities	(49,000)	(136,000)

Cash flows from financing activities:
Proceeds from senior convertible note payable from related party	500,000	--
Principal payments on note payable and capital leases	(188,000)	(196,000)
Net cash provided by (used in) financing activities	312,000	(196,000)
Net increase (decrease) in cash and cash equivalents	907,000	(386,000)

Cash and cash equivalents at beginning of year	1,621,000	2,007,000

Cash and cash equivalents at end of year	$2,528,000	$1,621,000

Cash paid for income taxes in the years ended September 30, 2010 and 2009 was $ 12,000 and $8,000, respectively. Cash paid for interest in the years ended September 30, 2010 and 2009 was $35,000 and $48,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal year ended September 30, 2010, the Company financed the purchase of certain insurance policies with an $60,000 note. During the fiscal year ended September 30, 2009, the Company financed the purchase of certain insurance policies with a $85,000 note.

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BUSINESS

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reusable fiber-optic laser devices in the medical field. The Company's operations include the provision of services and rental of lasers and other medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the Southwestern United States, through its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see Note 9).

Managements' Plans

The Company has incurred losses from operations for the past three years. During the current year we received $2.0 million in proceeds on a settlement from Luminus and a $500,000 loan from our chief executive officer. These proceeds were and will be used to fund operations. We believe that existing cash flows are sufficient enough to fund operations through September 30, 2011. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, we will raise additional debt and/or equity capital to fund operations through the sale of some of our assets and reduce our costs by eliminating additional personnel positions and reducing certain overhead costs in order to reduce our losses. There are no assurances that our plans will be successful.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, MST, Inc., and its 90% owned and inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne").  All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2010, there were no customer concentrations within accounts receivable. As of September 30, 2009, two customers accounted for 19% and 11% of the Company's receivables. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2010 and 2009, credit losses were not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2010, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $2,313,000.

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

Accounting Standards Codification (“ASC”) No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2010, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of September 30, 2010.

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

As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2010 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2010 was seven years.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2010 is primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal year ended September 30, 2010, are as follows:

Expected term	7 years
Expected stock volatility	99%
Risk free rate	3.07%
Dividend yield	--%

The weighted-average grant date fair value of options granted during the fiscayear ended September 30, 2010 was $0.21 per option.

There were no options granted or exercised during the fiscal year ended September 30, 2009.

As of September 30, 2010, there was approximately $31,648 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee and director stock options under ASC No. 718 for the fiscal years ended September 30, 2010 and 2009, which was allocated as follows:

	Fiscal Years Ended September 30,
	2010	2009
Stock-based compensation included in:
Cost of revenues	$2,000	$5,000
Research and development expenses	3,000	5,000
Selling, general, and administrative expenses	11,000	26,000
	$16,000	$36,000

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities, as well as the valuation of certain derivatives and equity compensation.

Fair Value of Financial Instruments

On April 1, 2008, the Company adopted the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●   Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●   Level 3 –  unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2010, the Company’s derivatives which include the warrant liability and embedded conversion feature on the secured convertible note payable to related party were considered level 2 financial instruments.

The Company's financial remaining instruments consisted primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2010 and 2009 due to the short term nature of these instruments.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the year ended September 30, 2009, outstanding options of 41,364 were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the year ended September 30, 2010:

Weighted average common shares outstanding used in calculating basic earnings per share	18,365,960

Effect of dilutive stock options	39,000
Effect of senior convertible secured note due to officer and accrued interest	2,380,952
Weighted average common and common equivalent shares used in calculating diluted earnings per share	20,785,912

The following is a reconciliation of the net income for the year ended September 30, 2010 available to common stockholders:

Net income	$639,000

Add - Interest on senior convertible secured notes due to officer	3,000
Net income available to common stockholders	$642,000

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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During both fiscal years ended September 30, 2010 and 2009, two lasers were rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

Cost of Revenues

Cost of revenues consists primarily of the cost of materials and allocations of direct and indirect labor and overhead costs. Items included within these costs include but are not limited to personnel costs, depreciation, amortization of intangibles and various overhead allocations for items such as rent, utilities, etc.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

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

	For The Years Ended September 30,
	2010	2009

Balance at beginning of year	$54,000	$54,000
Charges to costs and expenses	41,000	93,000
Costs incurred	(78,000)	(93,000)
Balance at end of year	$17,000	$54,000

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

Income Taxes

The Company uses the asset and liability method which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

Potential interest and penalties related to income tax matters are recognized in income tax expense. The Company believes they have appropriate support for the income tax positions taken and to be taken on future income tax returns.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2010 and 2009, was $307,000 and $362,000, respectively.

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

Derivative Liabilities

Effective October 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815 . The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance had an impact on the Company's financial statements and position due to certain warrants in which the exercise price resets upon certain events. See Notes 4 and 5 for the impact of such transactions on the consolidated financial statements.

Our issued and outstanding common stock purchase warrants and embedded conversion features are recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature is determined using the Lattice model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed.

Convertible Debt

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2010	2009
Raw materials	$885,000	$848,000
Work-in-process	635,000	800,000
Finished goods	1,093,000	618,000
	$2,613,000	$2,266,000

For the fiscal years ended September 30, 2010 and 2009, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other current assets consist of the following:

	As of September 30,
	2010	2009
Royalty receivable	$61,000	$93,000
Other receivables	--	34,000
Prepaid rent	26,000	--
Prepaid insurance	55,000	66,000
Short-term deposits	8,000	8,000
Prepaid income tax	4,000	5,000
Other	23,000	20,000
Total other current assets	$177,000	$226,000

Property and equipment, net consist of the following:

	As of September 30,
	2010	2009
Furniture and equipment	$3,377,000	$3,354,000
Leasehold improvements	643,000	619,000
Other	244,000	244,000
	$4,264,000	$4,217,000
Less accumulated depreciation and amortization	(3,356,000)	(3,049,000)
	$908,000	$1,168,000

As of September 30, 2010, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $262,000. As of September 30, 2009, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $176,000.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following:

	As of September 30,
	2010	2009
Accrued vacation	$169,000	$182,000
Accrued salaries and wages	78,000	62,000
Sales and use tax	63,000	75,000
Accrued legal	175,000	--
Customer deposits	6,000	4,000
Commissions	79,000	145,000
Accrued payroll tax	3,000	11,000
Accrued 401(k)	--	9,000
Other	15,000	9,000
Total accrued expenses	$588,000	$497,000

NOTE 4.  CONVERTIBLE NOTE PAYABLE TO RELATED PARTY, NOTE PAYABLE AND CAPITAL LEASES

Senior Secured Convertible Note Payable to Related Party

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Note"), which is secured by all of the assets of the Company, and is due August 19, 2015. However, the Note contained a provision whereby the CEO can redeem the note at any time. The CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two tears from September 30, 2010. Thus, the Note is reflected as a long-term obligation as of September 30, 2010 on the accompanying consolidated balance sheet. The funds provided under the Note are to be used for operations.

The Note can be converted at any time into shares of the Company’s common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company’s common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price resets in the event of the sale or issuance of shares at a conversion price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Note and treated as a derivative and accounted for at its fair value.  The Company will revalue the derivative at each reporting period.

Upon issuance, management determined the fair market value of the conversion feature was $101,000 and recorded the offset as a discount to the Note. At September 30, 2010, management determined the fair market value of the conversion feature was $94,000, resulting in a gain on change in derivative liability of $7,000.

The Company estimated the fair value of the conversion feature using the Lattice model. Accordingly, the fair value of the conversion feature as determined using the Lattice model is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the Notes, actual and projected redemptions and conversion price resets.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of this conversion feature. We currently have no reason to believe future volatility over the expected remaining life of the conversion feature is likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

The Company is amortizing the discount over the period of two years, the term of the CEO’s commitment not to call the Note, using the effective interest method. During the year ended September 30, 2010, the Company amortized $2,000 of the discount to interest expense. As of September 30, 2010, the unamortized discount is $99,000.

Note Payable and Capital Lease Obligations

Note payable and capital leases consists of the following at September 30, 2010 and 2009:

	2010	2009
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly payments of $3,147 through September 2012.	$37,000	$69,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	121,000	170,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	14,000	19,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	38,000	64,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires monthly payments of $3,195 through April 2011.	19,000	53,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 6.5% per annum and require monthly principal and interest payments of $8,018 through March 2011.	--	39,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.66% per annum. The lease requires monthly payments of $2,386 through October 2010.	--	27,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and require monthly principal and interest payments of $6,042 through January 2011.	24,000	--

	$253,000	$441,000

Less: current portion	(161,000)	(209,000)
	$92,000	$232,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain equipment under capital leases with terms ranging from three to five years. Future annual minimum lease payments are as follows as of September 30, 2010:

2011	$155,000
2012	80,000
2013	23,000
Total minimum lease payments	258,000
Less amount representing interest	(29,000)
Present value of future minimum lease payments	229,000

Less current portion of capital lease payments	(137,000)
Capital lease obligations, net of current portion	$92,000

NOTE 5.  OUTSTANDING WARRANT LIABILITY

Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $1.14 and expire in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $2,000 as of September 30, 2010. As such, we recognized a gain of approximately $31,000 from the change in fair value of these warrants during the year ended September 30, 2010.

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

	September 30,	October 1,
	2010	2009
Annual dividend yield	--	--
Expected life (in years)	1.26	2.26
Risk free interest rate	0.27%	2.20%
Expected annual volatility	87.2%	103.0%

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

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

The deferred income tax balances at September 30, 2010 and 2009, are comprised of the following:

	September 30,
	2010	2009
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$9,844,000	$12,022,000
Inventories	80,000	170,000
Reserves and accruals	613,000	379,000
Research and development credits	2,492,000	2,594,000
Depreciation and amortization	(39,000)	(34,000)
Other	61,000	(5,000)
Valuation allowance	(13,051,000)	(15,126,000)
	$--	$--

The valuation allowance for deferred tax assets decreased approximately $2,075,000 during the year ended September 30, 2010 and approximately $210,000 during the year ended September 30. 2009, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2010 and 2009, the Company recorded a current provision for state income taxes of $15,000 and $28,000, respectively. There was not a provision for federal income taxes. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2010 and 2009.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2010 and 2009:

	September 30,
	2010		2009
Statutory federal income tax rate	(34.00%	)	(34.00%	)

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	(1.46%	)	(2.10%	)
Other	(0.80%	)	(2.01%	)
Gain on warrants	(1.73%	)	-
Valuation Allowance	35.77%		34.93%
Effective income tax rate	(2.22%	)	(3.18%	)

At September 30, 2010, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $28.0 million and $5.9 million, respectively. At September 30, 2009, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $34.4 million and $5.9 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2029 and 2014, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2029 for federal tax purposes.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 31, 2011, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which was amended and became effective June 1, 2010, and expires in May 2013. Our present lease in Lake Forest, California was amended and became effective June 1, 2010 expires on May 31, 2013, and contains two sixty-month options to extend the lease at the then prevailing market rent. The rent for the first year is at $24,108 per month, with the first four months at $12,054. The lease contains two increases occurring at the end of 12 months and 24 months, for $29,561 and $30,422, respectively, with the first increase including a month's free rent.

Future annual minimum lease payments under the above lease agreements, at September 30, 2010 are as follows:

Years ending
September 30,
2011	$300,000
2012	358,000
2013	243,000
Total	$901,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended September 30, 2010 and 2009 was approximately $349,000 and $358,000, respectively.

Rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. The unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease, including the amended lease entered into in June 2010 as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability. As of September 30, 2010 and 2009, this liability was $80,000 and $51,000, respectively.

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
See Note 4 regarding capital leases.

Settlement and OEM Agreement

On August 24, 2005, we entered into a Five Year OEM Agreement with Lumenis. Under the OEM Agreement, Lumenis agreed to pay us a royalty of 7.5% of its worldwide sales of side firing and angled firing laser fibers, and Lumenis also agreed to purchase 100% of its needs for side firing laser fibers and 75% of its needs for angled firing laser fibers from us, subject to our laser fibers meeting certain performance standards and satisfactory completion of an audit of our manufacturing process and quality system. This Agreement expired on August 23, 2010.

We had a contract dispute with Lumenis over the last two years. We reached an amicable settlement of this dispute with Lumenis,  Lumenis entered into a Settlement Agreement and a License Agreement with us, and we exchanged mutual releases.

Under the Settlement Agreement, Lumenis paid us $2,000,000 While the Settlement Agreement was executed at a later date, the Settlement Agreement is dated as of August 23, 2010, the date of expiration of the OEM Agreement. As a result, the $2 million payment by Lumenis is reflected in the Company’s financial statements for the calendar quarter and the year ended September 30, 2010.

Under the License Agreement, Lumenis extended the 7.5% royalty payment period to July 21, 2014. While the License Agreement was also executed at a later date, the License Agreement was dated as of August 23, 2010, the date of expiration of the OEM Agreement, which contained a non-exclusive license to Lumenis of the same two U.S. patents.

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

Litigation

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents. To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the litigation with CardioFocus, paid them $175,000, entered into mutual releases and the lawsuit was dismissed. As of September 30, 2010, the Company accrued $175,000 as there were indicating factors that a settlement would be reached.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY

Warrants

The following is a summary of warrants outstanding during the years ended September 30, 2010 and 2009:

	Shares of	Weighted
	Common Stock	Average	Range of
	Issuable Upon	Exercise Price	Exercise
	Exercise of Warrants	Per Share	Prices
Outstanding, at October 1, 2008	212,000	$1.25	$1.25

Issued	--
Outstanding, at September 30, 2009	212,000	$1.25	$1.25

Issued	--
Outstanding, at September 30, 2010	212,000	$1.25	$1.25

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

On August 3, 2010, the Board of Directors authorized the grant of non-qualified stock options to purchase 120,000 shares to two individuals. The exercise price per share is $0.21, based on the closing price of the Company's common stock on the date of grant. These options vest over three years and expire ten (10) years from the date of grant.

There were no options granted during the fiscal year ended September 30, 2009.

Stock Options Outstanding:
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at October 1, 2008	1,426,479	$1.10

Options granted	--	--
Options exercised	--	--
Options forfeited	(193,700)	0.63

Options outstanding at September 30, 2009	1,232,779	$1.18

Options granted	120,000	0.21
Options exercised	--	--
Options forfeited	(301,200)	1.99

Options outstanding at September 30, 2010	1,051,579	$0.84	2.3	$650

Options exercisable at September 30, 2010	913,329	$0.91	3.4	$650

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 13,2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2010 and 2009, 1,196,750 and 1,015,550 options were available for issuance under the 2003 Plan, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2010:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Outstanding	Weighted-Average		Exercisable	Weighted-
Range of	as of	Remaining	Weighted-Average	as of	Average
Exercise Prices	9/30/2010	Contractual Life (years)	Exercise Price	9/30/2010	Exercise Price
$0.14 - $0.59	385,029	4.6	$0.34	265,029	$0.40
$0.59 - $1.00	284,650	4.5	$0.79	278,100	$0.79
$1.01 - $1.69	381,900	1.4	$1.37	370,200	$1.36
	1,051,579	3.4	$0.84	913,329	$0.91

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2010 was $0.21 per option. There were no options granted during the fiscal year ended September 30, 2009. There were no options exercised during the fiscal years ended September 30, 2010 and 2009.

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2010 and 2009 totaled $34,000 and $37,000, respectively.

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

	For the year ended September 30, 2010			For the year ended September 30, 2009
		Service and			Service and
	Product	Rental	Total	Product	Rental	Total
Revenues	$3,543,000	$2,858,000	$6,401,000	$4,718,000	$2,704,000	$7,422,000

Cost of sales	2,618,000	1,579,000	4,197,000	3,029,000	1,608,000	4,637,000

Gross profit	925,000	1,279,000	2,204,000	1,689,000	1,096,000	2,785,000

Expenses:
Selling, general and administrative	1,904,000	681,000	2,585,000	2,039,000	644,000	2,683,000
Research and development	1,060,000	--	1,060,000	1,316,000	--	1,316,000

Income (loss) from operations	$(2,039,000)	$598,000	(1,441,000)	$(1,666,000)	$452,000	(1,214,000)

Other income (expense):
Interest income	1,000	13,000
Royalty income	266,000	295,000
Interest expense	(40,000)	(48,000)
Gain (loss) on disposal of equipment	(2,000)	12,000
Net gain on dispute settlements	1,825,000	--
Creditor settlements and recoveries	7,000	61,000
Change in fair market value of derivative liabilities	38,000	--

Income (loss) before provision for income taxes	654,000	(881,000)

Provision for income taxes	15,000	28,000

Net income (loss)	$639,000	$(909,000)

Sales in foreign countries in fiscal 2010 and 2009 accounted for approximately 15.1% and 25.2%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2010	2009
Asia	$597,000	$1,048,000
Europe	163,000	473,000
Latin America	67,000	118,000
Middle East	5,000	3,000
Australia	131,000	226,000
Africa	--	1,000
Other	2,000	--
	$965,000	$1,869,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2010 and 2009 were as follows:

	For the year ended September 30,
	2010	2009
By similar products and services:

Sales
Products:
Lasers and accessories	$720,000	$1,599,000
Fibers, Needles and Tips	2,823,000	3,119,000
Service and rental	2,858,000	2,704,000
Total	$6,401,000	$7,422,000
Gross profit (loss)
Products:
Lasers and accessories	$(28,000)	$361,000
Fibers, Needles and Tips	953,000	1,328,000
Service and rental	1,279,000	1,096,000
Total	$2,204,000	$2,785,000

The Company had one laser located in India, at September 30, 2010. Total segment assets for the Products segment were $6,045,000 and Service and Rental were $1,497,000 at September 30, 2010. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 11.  RELATED-PARTY TRANSACTIONS

The Company entered into a service agreement with Cardiomedics, Inc. ("Cardiomedics"), a privately held corporation in which the Chairman/CEO of Trimedyne, Inc. holds a majority interest and is a member of the Board of Directors. The COO/President of the Company is also a board member of Cardiomedics. Under the agreement, Trimedyne agreed to provide warranty service, periodic maintenance, and repair on Cardiomedics' heart assist devices.

In connection with the above service agreement with Cardiomedics, the Company received $9,000 and $16,000, respectively, in service income during the fiscal years ended September 30, 2010 and 2009. As of September 30, 2010 there was no amounts receivable from Cardiomedics. As of September 30, 2009, amounts receivable from Cardiomedics included in accounts receivable was $11,000.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2010 and 2009, the Company incurred $9,000 and $7,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense.

See Note 4 for discussion regarding receipt of $500,000 from the sale of a 6% senior secured convertible note in the principal amount of $500,000 to the Company’s Chief Executive Officer.

NOTE 12.  SUBSEQUENT EVENT

See Note 7 for discussion regarding settlement of threatened litigation against the Company.