Form 10-Q
period 2010-12-31
TRIMEDYNE INC
filed 2011-02-18
CIK 357001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2010

                                            or

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

Large accelerated filer  |_|               Accelerated filer         |_|
Non-accelerated filer    |_|               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

As of February 18, 2011, there were outstanding 18,365,960 shares of registrant's Common Stock.

                                 TRIMEDYNE, INC.

                                                                     Page Number
                                                                     -----------

PART I.          Financial Information                                     3

        ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Condensed Consolidated Statements of Cash Flows           5

                 Notes to Condensed Consolidated Financial Statements      6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risk - N/A                                                14

        ITEM 4. Controls and Procedures                                    14

PART II.         Other Information                                         15

        ITEM 1.  Legal Proceedings                                         15

        ITEM 1A. Risk Factors - N/A                                        15

        ITEM 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   15

        ITEM 3. Defaults Upon Senior Securities                            15

        ITEM 4. [Removed and Reserved]                                     15

        ITEM 5. Other Information                                          15

        ITEM 6. Exhibits                                                   15

SIGNATURES                                                                 16

                                                TRIMEDYNE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                   ASSETS
                                                                  December 31, 2010         September 30, 2010
                                                                  ------------------        ------------------

Current assets:
  Cash and cash equivalents                                       $        2,353,000        $        2,528,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $12,000 at December 31, 2010
    and September 30, 2010                                                   741,000                   691,000
  Inventories                                                              2,471,000                 2,613,000
  Other current assets                                                       221,000                   177,000
                                                                  ------------------        ------------------
      Total current assets                                                 5,786,000                 6,009,000

Property and equipment, net                                                  855,000                   908,000
Other                                                                         98,000                   102,000
Goodwill                                                                     544,000                   544,000
                                                                  ------------------        ------------------
    Total Assets                                                  $        7,283,000        $        7,563,000
                                                                  ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $          200,000        $          129,000
  Accrued expenses                                                           586,000                   588,000
  Deferred revenue                                                            61,000                    75,000
  Accrued warranty                                                            23,000                    17,000
  Income tax payable                                                          13,000                    11,000
  Current portion of note payable and capital leases                         127,000                   161,000
  Accrued interest due to related party                                       11,000                     3,000
                                                                  ------------------        ------------------
    Total current liabilities                                              1,021,000                   984,000

Senior secured convertible note to related party,
 net of discount of $94,000 and $99,000, respectively                        406,000                   401,000
Note payable and capital leases, net of current portion                       71,000                    92,000
Deferred rent                                                                 83,000                    80,000
Derivative liabilities                                                        81,000                    96,000
                                                                  ------------------        ------------------

    Total liabilities                                                      1,662,000                 1,653,000
                                                                  ------------------        ------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                       --                        --
  Common stock - $0.01 par value, 30,000,000 shares authorized,
    18,467,569 shares issued at December 31, 2010 and
    September 30, 2010, 18,365,960 shares outstanding at
    December 31, 2010 and September 30, 2010                                 186,000                   186,000
  Additional paid-in capital                                              51,242,000                51,238,000
  Accumulated deficit                                                    (45,094,000)              (44,801,000)
                                                                  ------------------        ------------------
                                                                           6,334,000                 6,623,000
  Treasury stock, at cost (101,609 shares)                                  (713,000)                 (713,000)
                                                                  ------------------        ------------------

   Total stockholders' equity                                              5,621,000                 5,910,000
                                                                  ------------------        ------------------

   Total liabilities and stockholder's equity                     $        7,283,000        $        7,563,000
                                                                  ==================        ==================


                     See accompanying notes to condensed consolidated financial statements






                                 TRIMEDYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                           December 31,

                                                         2010           2009
                                                    ------------   ------------
Net revenues                                        $  1,635,000   $  1,654,000
Cost of revenues                                       1,026,000      1,076,000
                                                    ------------   ------------
  Gross profit                                           609,000        578,000

Operating expenses:
 Selling, general and administrative                     707,000        629,000
 Research and development                                210,000        305,000
                                                    ------------   ------------
   Total operating expenses                              917,000        934,000
                                                    ------------   ------------

(Loss) from operations                                  (308,000)      (356,000)

Other income, net                                         17,000         61,000
                                                    ------------   ------------

(Loss) before income taxes                              (291,000)      (295,000)

Provision for income taxes                                 2,000          5,000
                                                    ------------   ------------

Net (loss)                                          $   (293,000)  $   (300,000)
                                                    ============   ============

Net (loss) per share:

  Basic                                             $      (0.02)  $      (0.02)
                                                    ============   ============
  Diluted                                           $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding:

   Basic                                              18,365,960     18,365,960
                                                    ============   ============
   Diluted                                            18,365,960     18,365,960
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements






                                           TRIMEDYNE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                                December 31,
                                                                              2010          2009
                                                                          -----------   -----------
Cash flows from operating activities:
Net loss                                                                     (293,000)     (300,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock-based compensation                                                  4,000         6,000
      Depreciation and amortization                                            63,000        78,000
      Amortization of debt discount                                             5,000            --
      Change in fair value of derivative liabilities                          (15,000)           --
      Loss on disposal of fixed assets                                          2,000            --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                             (50,000)       52,000
        Inventories                                                           142,000      (310,000)
        Other assets                                                          (40,000)       90,000
        Accounts payable                                                       71,000       (22,000)
        Accrued expenses                                                       (2,000)       16,000
        Accrued interest to related party                                       8,000            --
        Income tax payable                                                      2,000         5,000
        Deferred revenue                                                      (14,000)           --
        Accrued warranty                                                        6,000       (5,000)
        Deferred rent                                                           3,000       (9,000)
                                                                          -----------   -----------

      Net cash used in operating activities                                  (108,000)     (399,000)
                                                                          -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (12,000)      (25,000)
                                                                          -----------   -----------
      Net cash used in investing activities                                   (12,000)      (25,000)
                                                                          -----------   -----------

Cash flows from financing activities:

   Principal payments on notes payable and capital leases                     (55,000)      (66,000)
                                                                          -----------   -----------

     Net cash used in financing activities                                    (55,000)      (66,000)
                                                                          -----------   -----------

Net decrease in cash and cash equivalents                                    (175,000)     (490,000)
Cash and cash equivalents at beginning of period                            2,528,000     1,621,000
                                                                          -----------   -----------
Cash and cash equivalents at end of period                                $ 2,353,000   $ 1,131,000
                                                                          ===========   ===========

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December 31, 2010 and 2009. Cash paid for interest during the three months ended December 31, 2010 and 2009 was approximately $10,000 and $10,000, respectively.


      See accompanying notes to condensed consolidated financial statements

                                 TRIMEDYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010
                               (UNAUDITED)

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

Management's Plans

We are about to introduce a new line of Single Use optical fibers to supplement our line of Reusable optical fibers. These optical fibers are used with our Holmium lasers and Holmium lasers with compatible connectors made by others for the fragmentation of urinary stones in the kidney, ureter and bladder and biliary stones in the gall bladder. Many hospitals in the United States and other developed countries prefer having a new, sterile optical fiber for each stone case, rather than having to clean, clip and re-sterilize a reusable optical fiber after each case.

We are exploring various avenues to reduce our cost of manufacturing Lasers, expand the distribution of our products, particularly our new VaporMAX Side Firing Fiber and Single Use Optical Fibers, to increase our revenues and improve our profit margins. We are continuing to seek licensees of our patents and proprietary technologies. There is, of course, no assurance that these efforts will be successful.

We believe that existing cash flows are sufficient to fund operations through December 31, 2011; however, we have incurred losses from operations for the past three years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2010 and the results of its operations and its cash flows for the three months ended December 31, 2010 and 2009. Results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2010 annual report on Form 10-K for the year ended September 30, 2010.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three months ended December 31, 2010, there were no stock options granted.

As of December 31, 2010, there was approximately $27,078 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three months ended December 31, 2010 and 2009, which was allocated as follows:

                                                             Three Months Ended
                                                    December 31, 2010     December 31, 2009
                                                       (Unaudited)
                                                    -----------------     -----------------
Stock-based compensation included in:
   Cost of revenues                                     $  1,000           $  1,000
   Research and development expenses                    $  1,000           $  1,000
   Selling, general, and administrative expenses        $  2,000           $  4,000


NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

                                            December 31,  September 30,
                                                2010          2010
                                            (Unaudited)
                                            -----------   ------------
   Raw materials                            $   908,000    $   885,000
   Work-in-process                              718,000        635,000
   Finished goods                               845,000      1,093,000
                                            -----------   ------------
                                            $ 2,471,000    $ 2,613,000
                                            ===========   ============


For the three months ended December 31, 2010 and 2009, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

                                                    December 31,   September 30,
                                                       2010            2010
                                                    (Unaudited)
                                                    -----------    ------------
   Royalty receivable                               $    19,000    $     61,000
   Prepaid insurance                                     38,000          55,000
   Prepaid income tax                                    87,000           4,000
   Prepaid Rent                                          26,000          26,000
   Short-term deposits                                   33,000           8,000
   Other                                                 18,000          23,000

                                                    -----------    ------------
   Total other current assets                       $   221,000    $    177,000
                                                    ===========    ============

Property and equipment consist of the following:

                                                    December 31,   September 30,
                                                       2010            2010
                                                    (Unaudited)
                                                    -----------    ------------
   Furniture and equipment                          $ 3,384,000    $  3,377,000
   Leasehold improvements                               643,000         643,000
   Other                                                244,000         244,000
                                                   ------------    ------------
                                                      4,271,000       4,264,000
Less accumulated depreciation and amortization       (3,416,000)     (3,356,000)
                                                   ------------    ------------
   Total property and equipment                    $    855,000     $   908,000
                                                   ============    ============

Accrued expenses consist of the following:

                                                   December 31,  September 30,
                                                       2010            2010
                                                   (Unaudited)
                                                   ------------  -------------
   Accrued vacation                                 $   176,000    $   169,000
   Accrued salaries and wages                            94,000         78,000
   Sales and use tax                                     65,000         63,000
   Accrued legal                                             --        175,000
   Customer deposits                                    163,000          6,000
   Accrued commissions                                   62,000         79,000
   Accrued payroll taxes                                 13,000          3,000
   Other                                                 13,000         15,000
                                                    -----------    -----------
   Total accrued expenses                           $   586,000    $   588,000
                                                    ===========    ===========

NOTE 3 - Convertible Note Payable to Related Party, Notes Payable and Capital Leases

Senior Secured Convertible Note Payable to Related Party

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Note"), which is secured by all of the assets of the Company, and is due August 19, 2015. However, the Note contained a provision whereby the CEO can redeem the note at any time. The CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Note is reflected as a long-term obligation as of December 31, 2010 on the accompanying consolidated balance sheet. The funds provided under the Note are to be used for operations.

The Note can be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price resets in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Note and treated as a derivative and accounted for at its fair value. The Company will revalue the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature was $94,000 and recorded the offset as a discount to the Note. At December 31, 2010, management determined the fair market value of the conversion feature was $80,000, resulting in a gain on change in derivative liability of $14,000.

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

The Company is amortizing the discount over the period of two years, the term of the CEO's commitment not to call the Note, using the effective interest method. During the three months ended December 31, 2010, the Company amortized $5,000 of the discount to interest expense. As of December 31, 2010, the unamortized discount is $94,000.

NOTE 3 - Notes Payable and Capital Leases

Notes payable and capital leases consists of the following at December 31, 2010 and September 30, 2010:

                                                                                     December 31,   September 30,
                                                                                         2010           2010
                                                                                     (Unaudited)
                                                                                     -----------    ------------
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly
payments of $3,147 through September 2012.                                           $    27,000     $   37,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly
payments of $4,979 through January 2013.                                                 109,000        121,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires
monthly payments of $526 through February 2013.                                           12,000         14,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly
payments of $2,403 through March 2012.                                                    34,000         38,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires
monthly payments of $3,195 through April 2011.                                            10,000         19,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and require monthly
principal and interest payments of $6,042 through January 2011.                            6,000         24,000
                                                                                      -----------     ----------
                                                                                     $   198,000     $  253,000

Less:  current portion                                                                  (127,000)      (161,000)
                                                                                     -----------     ----------
                                                                                     $    71,000     $   92,000
                                                                                     ===========     ==========

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company had no product liability lawsuits commenced against it during the three months ended December 31, 2009 and 2010. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate coverage of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the $5,000,000 insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

To avoid the cost and uncertainty of litigation, on November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000,entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010 and paid during the three months ended December 31, 2010.

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

Data with respect to these operating activities for the three months ended December 31, 2010 and 2009 are as follows:

                                            For the Three Months Ended                       For the Three Months Ended
                                                 December 31, 2010                                 December 31, 2009
                                                   (Unaudited)
                                                     Service and                                      Service and
                                        Products        Rental        Total             Products        Rental          Total
                                      ---------------------------------------         -----------------------------------------

   Revenue                            $   929,000   $   706,000   $ 1,635,000         $   951,000   $    703,000    $ 1,654,000
   Cost of sales                          611,000       415,000     1,026,000             682,000        394,000      1,076,000
                                      ---------------------------------------         -----------------------------------------

   Gross profit                           318,000       291,000       609,000             269,000        309,000        578,000

   Expenses:
   Selling, general and
     administrative                       529,000       178,000       707,000             462,000        167,000        629,000
   Research and development               210,000            --       210,000             305,000             --        305,000
                                      ---------------------------------------         -----------------------------------------

   Income (loss) from operations      $  (421,000)  $   113,000      (308,000)        $  (498,000)  $    142,000       (356,000)
                                      =========================                       ==========================
   Other:
     Interest income                                                    1,000                                               --
     Interest expense                                                 (18,000)                                          (10,000)
     Royalty income                                                    19,000                                            68,000
     Change in fair market value of derivative liabilities             15,000                                                --
     Other income                                                          --                                             3,000
     Provision for income tax                                          (2,000)                                           (5,000)
                                                                  -----------                                       -----------
   Net loss                                                       $  (293,000)                                      $  (300,000)
                                                                  ===========                                       ===========

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2010 and 2009 were as follows:

                                           For the Three Months
                                            Ended December 31,
                                             2010         2009
                                          (Unaudited)
                                          ----------   ----------
By similar products and services:
Revenues:
  Laser equipment and accessories         $  256,000   $  261,000
  Delivery and disposable devices            673,000      690,000
  Service and rental                         706,000      703,000
                                          ----------   ----------
        Total                             $1,635,000   $1,654,000
                                          ==========   ==========

Gross profit
  Laser equipment and accessories         $   15,000   $   15,000
  Delivery and disposable devices            303,000      254,000
  Service and rental                         291,000      309,000
                                          ----------   ----------
        Total                             $  609,000   $  578,000
                                          ==========   ==========

Sales in foreign countries for the three months ended December 31, 2010 and 2009 accounted for approximately 23% and 18%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:


                        Three Months Ended     Three Months Ended
                        December 31, 2010      December 31, 2009
                           (Unaudited)
                        -----------------      -----------------
Asia                    $         276,000      $         132,000
Europe                             40,000                 62,000
Latin America                      44,000                 14,000
Australia                          11,000                 89,000
Middle East                         8,000                  3,000
Other                                  --                  2,000
                        -----------------      -----------------
                        $         379,000      $         302,000
                        =================      =================

All long-lived assets were located in the United States during the three months ended December 31, 2010 and 2009 with the exception of one laser located in Canada. Total segment assets at December 31, 2010 and 2009 for the Products segment were $5,714,000 and $4,841,000, respectively, and for the Service and Rental segment were $1,547,000 and $1,663,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2010 contained in our 2010 Annual Report on Form 10-K.

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

Quarter ended December 31, 2010 compared to quarter ended December 31, 2009

During the quarter ended December 31, 2010, net revenues were $1,635,000 as compared to $1,654,000 for the same period of the previous year, a $19,000 or 1.2% decrease. Net sales from lasers and accessories decreased by $5,000 or 1.9% to $256,000 during the three months ended December 31, 2010 from $261,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $17,000 or 2.5% to $673,000 in the current quarter from $690,000 in the same quarter of the prior year. Net sales from service and rental increased by $3,000 or 0.4% to $706,000 from $703,000 for the same quarters.

Cost of sales during the quarter ended December 31, 2010 was 62.8% of net revenue as compared to 65.1% of net revenues for the prior year quarter. Gross profit from the sale of lasers and accessories was 5.9% as compared to 5.7% of net revenues for the prior year three-month period. Gross profit from the sale of delivery and disposable devices was 45.0% as compared to 36.8% for the prior year period. The increase in gross profit during the the current quarter ended December 31, 2010 was primarily due to cost reductions resulting from the reduction of manufacturing staff and less material scrapped due to increased efficiencies in manufacturing. Gross profit from revenue received from service and rentals was 41.2% in the current quarter, as compared to 43.9% for the prior three-month period. The reduction in gross profit for service and rentals was primarily due to periodic repairs and maintenance for the laser fleet and equipment utilized by MST.

Selling, general and administrative expenses increased in the current quarter to $707,000 from $629,000 in the prior year quarter, an increase of $78,000 or 12.4%. The increase in selling, general and administrative expenses was primarily the result of increases of $59,000 in legal expense and $41,000 in marketing expense, offset by decreases of $17,000 in commissions expense, and $9,000 in insurance expense.

Research and development expenditures for the quarter ended December 31, 2010, decreased $95,000 or 3.0% to $210,000 as compared to $305,000 in the quarter ended December 31, 2009. This decrease was a result the Company decreasing its product development efforts and staff as it completed the development of its new VaporMAX(TM) Side-Firing Device.

Other income, net decreased by $44,000 or 72.1% to $17,000 in the first quarter ended December 31, 2010 from $61,000 in the first quarter of the prior year, primarily due to a $49,000 reduction in royalty income received from Lumenis. Other income during the quarter ended December 31, 2010 primarily consisted of $19,000 of royalty income and $15,000 resulting from the change in fair market value of derivative liabilities, offset by $18,000 in interest expense. Other income during the quarter ended December 31, 2009 primarily consisted of $68,000 in royalty income offset by $10,000 in interest expense.

To avoid the cost and uncertainty of litigation, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000,entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010.

For the current quarter, the Company had a net loss of $293,000 or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding, as compared to net loss of $300,000, or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital

At December 31, 2010, the Company had working capital of $4,765,000 compared to $5,025,000 at the end of the fiscal year ended September 30, 2010. Cash decreased by $175,000 to $2,353,000 from $2,528,000 at the fiscal year ended September 30, 2010. During the three month period ended December 31, 2010, net cash used in operating activities was $108,000. Net cash used in investing activities was $12,000 for the purchase of equipment. Net cash used in financing activities during the same three month period was $55,000, which was the result of payments on debt incurred for the servicing of loans for equipment and certain insurance policies.

We are about to introduce a new line of Single Use optical fibers to supplement our line of Reusable optical fibers. These optical fibers are used with our Holmium lasers and Holmium lasers with compatible connectors made by others for the fragmentation of urinary stones in the kidney, ureter and bladder and biliary stones in the gall bladder. Many hospitals in the United States and other developed countries prefer having a new, sterile optical fiber for each stone case, rather than having to clean, clip and re-sterilize a reusable optical fiber after each case.

We are exploring various avenues to reduce our cost of manufacturing Lasers, expand the distribution of our products, particularly our new VaporMAX Side Firing Fiber and Single Use Optical Fibers, to increase our revenues and improve our profit margins. We are continuing to seek licensees of our patents and proprietary technologies. There is, of course, no assurance that these efforts will be successful.

We believe that existing cash flows are sufficient to fund operations through December 31, 2011; however, we have incurred losses from operations for the past three years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

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

PART II  Other Information

ITEM 1.  Legal Proceedings

To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000,entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010 and paid during the three months ended December 31, 2010.


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

                                             TRIMEDYNE, INC.

Date:  February 18, 2011                        /s/ Marvin P. Loeb
      -------------------                    -----------------------------------
                                             Marvin P. Loeb
                                             Chairman and
                                             Chief Executive Officer


Date:  February 18, 2011                        /s/ Jeffrey S. Rudner
      -------------------                    -----------------------------------
                                             Jeffrey S. Rudner
                                             Principal Financial Officer