Form 10-Q
period 2011-03-31
TRIMEDYNE INC
filed 2011-05-23
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.

 (Exact Name of Registrant as Specified in its Charter)

NEVADA	36-3094439
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

25901 COMMERCENTRE DRIVE LAKE FOREST, CALIFORNIA	92630
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of May 23, 2011, there were outstanding 18,365,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2011	September 30, 2010

Current assets:
Cash and cash equivalents	$2,586,000	$2,528,000
Trade accounts receivable, net of allowance for doubtful accounts of $12,000 at March 31, 2011 and September 30, 2010	591,000	691,000
Inventories	2,426,000	2,613,000
Other current assets	125,000	177,000
Total current assets	5,728,000	6,009,000

Property and equipment, net	1,143,000	908,000
Other	75,000	102,000
Goodwill	544,000	544,000
Total Assets	$7,490,000	$7,563,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$392,000	$129,000
Accrued expenses	450,000	588,000
Deferred revenue	43,000	75,000
Accrued warranty	40,000	17,000
Income tax payable	11,000	11,000
Current portion of note payable and capital leases	104,000	161,000
Current portion of note payable to related party	125,000	--
Accrued interest due to related party	19,000	3,000
Total current liabilities	1,184,000	984,000

Note payable and capital leases, net of current portion	49,000	92,000
Senior secured convertible note to related party, net of discount of $89,000 and $99,000, respectively`	411,000	401,000
Note payable to related party, net of current portion	125,000	--
Deferred rent	86,000	80,000
Derivative liabilities	86,000	96,000

Total liabilities	1,941,000	1,653,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,467,569 shares issued at March 31, 2011 and September 30, 2010, 18,365,960 shares outstanding at March 31, 2011 and September 30, 2010	186,000	186,000
Additional paid-in capital	51,245,000	51,238,000
Accumulated deficit	(45,169,000)	(44,801,000)
	6,262,000	6,623,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	5,549,000	5,910,000

Total liabilities and stockholder's equity	$7,490,000	$7,563,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenues	$1,880,000	$1,727,000	$3,515,000	$3,381,000
Cost of sales	1,103,000	1,126,000	2,129,000	2,202,000
Gross profit	777,000	601,000	1,386,000	1,179,000

Operating expenses:
Selling, general and administrative	709,000	659,000	1,416,000	1,288,000
Research and development	171,000	316,000	381,000	621,000
Total operating expenses	880,000	975,000	1,797,000	1,909,000

Loss from operations	(103,000)	(374,000)	(411,000)	(730,000)

Other income, net	30,000	71,000	47,000	132,000

Loss before provision for income taxes	(73,000)	(303,000)	(364,000)	(598,000)

Provision for income taxes	2,000	4,000	4,000	9,000

Net loss	$(75,000)	$(307,000)	$(368,000)	$(607,000)

Net loss per share:
Basic	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares outstanding:

Basic	18,365,960	18,365,960	18,365,960	18,365,960
Diluted	18,365,960	18,365,960	18,365,960	18,365,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(368,000)	$(607,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,000	10,000
Depreciation and amortization	151,000	167,000
Amortization of debt discount	10,000	--
Change in fair value of warrant liability	(11,000)	(4,000)
Loss on disposal of assets	(1,000)	--

Changes in operating assets and liabilities:
Trade accounts receivable	100,000	214,000
Inventories	187,000	(390,000)
Other assets	79,000	111,000
Accounts payable	263,000	(65,000)
Accrued expenses	(138,000)	(42,000)
Accrued interest senior notes	16,000	--
Income tax payable	--	9,000
Deferred revenue	(32,000)	(16,000)
Accrued warranty	23,000	(14,000)
Deferred rent	6,000	(17,000)

Net cash provided by (used in) operating activities	291,000	(644,000)

Cash flows from investing activities:
Purchase of property and equipment	(383,000)	(29,000)
Net cash used in investing activities	(383,000)	(29,000)

Cash flows from financing activities:

Proceeds from note payable to related party	250,000	--
Payments on note payable and capital leases	(100,000)	(126,000)

Net cash provided by (used in) financing activities	150,000	(126,000)

Net increase (decrease) in cash and cash equivalents	58,000	(799,000)
Cash and cash equivalents at beginning of period	2,528,000	1,621,000
Cash and cash equivalents at end of period	$2,586,000	$822,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the six months ended March 31, 2011 was $2,000 and no cash was paid during the six-month period ended March 31, 2010.

Cash paid for interest during the six months ended March 31, 2011 and 2010 was approximately $11,000 and $18,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Management's Plans

We plan to introduce a new line of Single Use optical fibers to supplement our line of Reusable optical fibers. These optical fibers are used with our Holmium lasers and Holmium lasers with compatible connectors made by others for the fragmentation of urinary stones in the kidney, ureter and bladder and biliary stones in the gall bladder. Many hospitals in the United States and other developed countries prefer having a new, sterile optical fiber for each stone case, rather than having to clean, clip and re-sterilize a reusable optical fiber after each case.

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

We believe that existing cash flows are sufficient to fund operations through March 31, 2012; however, we have incurred losses from operations for the past three years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2011 and the results of its operations and its cash flows for the six months ended March 31, 2011 and 2010. Results for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2010 Annual Report on Form 10-K for the year ended September 30, 2010.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the three and six months ended March 31, 2011, there were no stock options granted.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

As of March 31, 2011, there was approximately $23,078 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three and six months ended March 31, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Stock-based compensation included in:
Cost of revenues	$--	$1,000	$1,000	$2,000
Research and development expenses	$--	$1,000	$1,000	$2,000
Selling, general, and administrative expenses	$2,000	$3,000	$6,000	$7,000

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31,	September 30,
	2011	2010

Raw materials	$890,000	$885,000
Work-in-process	594,000	635,000
Finished goods	$942,000	$1,093,000
	$2,426,000	$2,613,000

For the three months ended March 31, 2011 and 2010, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	March 31,	September 30,
	2011	2010

Royalty receivable	$49,000	$61,000
Prepaid insurance	--	55,000
Prepaid income tax	24,000	4,000
Prepaid Rent	26,000	26,000
Short-term deposits	11,000	8,000
Other	15,000	23,000
Total other current assets	$125,000	$177,000

Property and equipment consist of the following:

	March 31,	September 30,
	2011	2010

Furniture and equipment	$3,742,000	$3,377,000
Leasehold improvements	643,000	643,000
Other	244,000	244,000
	4,629,000	4,264,000
Less accumulated depreciation and amortization	(3,486,000)	(3,356,000)
Total property and equipment	$1,143,000	$908,000

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Accrued expenses consist of the following:

	March 31,	September 30,
	2011	2010

Accrued vacation	$186,000	$169,000
Accrued salaries and wages	42,000	78,000
Sales and use tax	63,000	63,000
Accrued legal	25,000	175,000
Customer deposits	24,000	6,000
Accrued commissions	91,000	79,000
Accrued payroll taxes	4,000	3,000
Other	15,000	15,000
Total accrued expenses	$450,000	$588,000

NOTE 3 - Notes Payable to Related Parties

Senior Secured Convertible Note Payable to Related Party

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, who is currently on temporary sick leave, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Senior Note"), which is secured by all of the assets of the Company, and is due August 19, 2015. However, the Senior Note contained a provision whereby the CEO can redeem the note at any time. The CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Note is reflected as a long-term obligation as of March 31, 2011 on the accompanying consolidated balance sheet. The funds provided under the Note are to be used for operations.

The Senior Note can be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price resets in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Senior Note and treated as a derivative and accounted for at its fair value. The Company will revalue the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature was $94,000 and recorded the offset as a discount to the Note. At March 31, 2011, management determined the fair market value of the conversion feature was $85,000, resulting in a gain on change in derivative liability of $9,000 for the six months ended March 31, 2011.

The Company estimated the fair value of the conversion feature using the Lattice model. Accordingly, the fair value of the conversion feature as determined using the Lattice model is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the Senior Note, actual and projected redemptions and conversion price resets.

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

The Company is amortizing the discount over the period of two years, the term of the CEO's commitment not to call the Note, using the effective interest method. During the six months ended March 31, 2011, the Company amortized $10,000 of the discount to interest expense. As of March 31, 2011, the unamortized discount is $89,000.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note Payable to Related Party

On March 3, 2011, the Company was loaned $250,000 by Marcia H. Yeik Irrevocable Living Trust, Marcia H. Yeik trustee thereof, the daughter of Marvin Loeb, CEO and Chairman, and the wife of Glenn D. Yeik, Interim CEO, President and a member of the Board of Directors of the Company. Evidenced by a Note Payable (the “Note”) with a principal amount of $250,000 at an interest rate of 12% per annum, the Note requires monthly payment through April 2, 2013. The proceeds from the Note were used to pay accounts payable due to a vendor in connection with the purchase of property and equipment for MST. The Note is subordinated to the security interest of the holder of the Company’s Senior Note, and is payable in increments applied to the principal at $10,416 per month along with accrued interest on the remaining principal over the life of the Note. The current portion of the Note at March 31, 2011 was $125,000.

Note 4 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly payments of $3,147 through September 2012.	$18,000	$37,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	96,000	121,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	11,000	14,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	28,000	38,000
Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease required monthly payments of $3,195 through April 2011, and was fully repaid.	--	19,000
Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and required monthly principal and interest payments of $6,042 through January 2011, and was fully repaid.	--	24,000
	$153,000	$253,000
Less: current portion	(104,000)	(161,000)
	$49,000	$92,000

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

To avoid the cost and uncertainty of litigation, on November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000, entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010 and paid during the six months ended March 31, 2011.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Leases and Commitments

On March 29, 2011 the lease for our subsidiary MST, was amended due to the expansion of the facility.  The facility will be expanded to twice the square footage and the new lease will commence on July 1, 2011 at a monthly rate of $3,575 for five years ending June 30, 2016.

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

Data with respect to these operating activities for the three and six months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,238,000	$642,000	$1,880,000	$1,067,000	$660,000	$1,727,000
Cost of sales	721,000	382,000	1,103,000	746,000	380,000	1,126,000

Gross profit	517,000	260,000	777,000	321,000	280,000	601,000

Expenses:
Selling, general and administrative	510,000	199,000	709,000	492,000	167,000	659,000
Research and development	171,000	--	171,000	316,000	--	316,000

Income (loss) from operations	$(164,000)	$61,000	(103,000)	$(487,000)	$113,000	(374,000)

Other:
Interest income			1,000			1,000
Interest expense			(16,000)			(8,000)
Royalty income			49,000			73,000
Other income			--			1,000
Gain on change in fair value of warrant liability			(4,000)			4,000
Income taxes			(2,000)			(4,000)
Net loss			$(75,000)			$(307,000)

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	For the Six Months Ended March 31, 2011			For the Six Months Ended March 31, 2010
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,167,000	$1,348,000	$3,515,000	$2,018,000	$1,363,000	$3,381,000
Cost of sales	1,332,000	797,000	2,129,000	1,428,000	774,000	2,202,000

Gross profit	835,000	551,000	1,386,000	590,000	589,000	1,179,000

Expenses:
Selling, general and administrative	1,039,000	377,000	1,416,000	954,000	334,000	1,288,000
Research and development	381,000	--	381,000	621,000	--	621,000

Income (loss) from operations	$(585,000)	$174,000	(411,000)	$(985,000)	$255,000	(730,000)

Other:
Interest income			2,000			1,000
Interest expense			(34,000)			(18,000)
Royalty income			68,000			141,000
Gain on change in fair value of warrant liability			11,000			4,000
Other income			--			4,000
Income taxes			(4,000)			(9,000)
Net loss			$(368,000)			$(607,000)

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$511,000	$252,000	$767,000	$513,000
Delivery and disposable devices	727,000	815,000	1,400,000	1,505,000
Service and rental	642,000	660,000	1,348,000	1,363,000
Total	$1,880,000	$1,727,000	$3,515,000	$3,381,000

Gross profit
Products:
Laser equipment and accessories	$134,000	$30,000	$182,000	$60,000
Delivery and disposable devices	383,000	291,000	653,000	530,000
Service and rental	260,000	280,000	551,000	589,000
Total	$777,000	$601,000	$1,386,000	$1,179,000

Sales in foreign countries for the three months ended March 31, 2011 and 2010, accounted for approximately 23% and 24%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2011 and 2010 accounted for approximately 23% and 21%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended March 31, 2011	Ended March 31, 2010	Ended March 31, 2011	Ended March 31, 2010

Asia	$165,000	$336,000	$441,000	$468,000
Europe	61,000	46,000	101,000	108,000
Latin America	5,000	26,000	49,000	40,000
Middle East	94,000	1,000	102,000	4,000
Australia	99,000	14,000	110,000	103,000
Other	--	--	--	2,000
	$424,000	$423,000	$803,000	$725,000

All long-lived assets were located in the United States during the six months ended March 31, 2011 and 2010 with the exception of one laser located in Canada. Total segment assets for the Products segment were $5,620,000 and Service and Rental were $1,849,000 at March 31, 2011. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 9 - Subsequent Event

On April 14, 2011 the Company entered into a finance agreement to purchase certain insurance policies. The note bears interest at 3.8% per annum and require monthly principal and interest payments of $13,803 through February 2012.

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

The Company's Lasers and Fibers are also used in Urology to fragment stones in the Kidney, ureter or bladder. The Company's new VaporMAX(R) Side Firing Optical Fiber device is also used to vaporize a portion of the male prostate which is used with the Company’s lasers in the treatment of benign prostate hyperplasia or "BPH", commonly referred to as an "enlarged prostate."

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

Three months ended March 31, 2011 compared to three months ended March 31, 2010

During the quarter ended March 31, 2011, net revenues were $1,880,000 as compared to $1,727,000 for the same period of the previous year, a $153,000 or 8.9% increase. Net sales from lasers and accessories increased by $259,000 or 102.8% to $511,000 during the quarter ended March 31, 2011 from $252,000 in the same period of the previous year. During the quarter ended March 31, 2011, the Company recognized a total of $140,000 in laser sales relating to deposits from customers received prior to December 31, 2010, for which revenue recognition criteria was not met. Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net sales from delivery and disposable devices decreased by $88,000 or 10.8% to $727,000 in the quarter ended March 31, 2011 from $815,000 in the same period of the previous year. Net sales from service and rental decreased by $18,000 or 2.7% to $642,000 from $660,000 for the same quarters. The decrease in service and rental revenue was primarily due to a decrease in billable service calls. Revenue from export sales remained relatively unchanged from the same quarter of the previous year.

Cost of sales during the quarter ended March 31, 2011 was $1,103,000 or 58.7% of net revenues as compared to $1,126,000 or 65.2% the same period of the previous year, primarily due to better margins on laser sales. Gross profit from the sale of lasers and accessories was 26.2% as compared to a gross profit of 11.9% for the same quarter of the previous year.  The gross profit from the sale of delivery and disposable devices was 52.7% as compared to 35.7% for the same quarter of the previous year. This increase in gross profit as compared to the same quarter of the prior year was primarily the result of a higher percentage of overhead being absorbed by lower production rates resulting from a temporary shutdown of production due to repairs in the manufacturing facility during the same quarter of the previous year. Gross profit from revenue received from service and rentals were 40.5% as compared to 42.4% for the same quarter of the previous year. This decrease in gross profit was primarily due to a decrease in revenue from billable service calls while maintaining existing overhead.

Selling, general and administrative expenses increased in the quarter ended March 31, 2011 to $709,000 from $659,000 in the same period of the previous year, an increase of $50,000 or 7.6%. The increase in selling, general and administrative expenses during the quarter ended March 31, 2011 compared to the same period of the previous year was primarily the result of increases in commissions expense of $39,000, legal expense of $25,000 and marketing expense of $5,000, offset by decreases in payroll related expense of $14,000 due to staff reductions and outside administrative services of $9,000.

Research and development expenditures for the quarter ended March 31, 2011,decreased $145,000 or 45.9% to $171,000 as compared to $316,000 in the same period of the previous year. The continuing expenditure for research and development was primarily a result of the Company continuing its product development efforts in developing its new reusable Side-Firing Laser Fibers for sale by the Company.

Other income, net, decreased by $41,000 or 57.7% to $30,000 in the quarter ended March 31, 2011 from $71,000 in the same period of the previous year. This decrease was primarily the result of a decrease of $24,000 in royalty income to $49,000 as compared to $73,000 in the same quarter of the previous year along with a recognized gain of $12,000 on depreciated equipment used as a trade-in on newer equipment for MST during the same quarter of the previous year.

For the quarters ended March 31, 2011 and 2010, the Company had a net loss of $75,000 or $0.00 per share, as compared to a net loss of $307,000 or $0.02 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2011 compared to six months ended March 31, 2010

During the six months ended March 31, 2011, net revenues increased to $3,515,000 as compared to $3,381,000 for the same period of the previous year, a $134,000 or 4.0% increase, primarily due to better margins on laser sales. Net sales from lasers and accessories increased by $254,000 or 49.5% to $767,000 during the six months ended March 31, 2011 from $513,000 in the same period of the previous year.  Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from delivery and disposable devices decreased by $105,000 or 7.0% to $1,400,000 during the six months ended March 31, 2011 from $1,505,000 for the same period of the previous year. Net revenues from service and rental decreased by $15,000 or 1.1% to $1,348,000 from $1,363,000 for the same period of the previous year. The decrease in service and rental revenue was primarily due to a decrease in billable service calls during the current six-month period as compared to the same period of the previous year. Revenue from export sales increased by $78,000 to $803,000 during the six-month period ended March 31, 2011 from $725,000 during the same period of the previous year.

Cost of sales during the six months ended March 31, 2011 were $2,129,000 or 60.6% of net revenues as compared to $2,202,000 or 65.1% for the same period of the previous year. Gross profit from the sale of lasers and accessories was 23.4% as compared to 11.7% for the same six-month period of the previous year. Gross profit from the sale of delivery and disposable devices was 46.6% as compared to 35.2% for the same six-month period of the previous year. This increase in gross profit as compared to the same six-month period of the prior year was primarily the result of exiting overhead being absorbed by lower production rates, resulting from a temporary shutdown of production due to repairs in the manufacturing facility during the same six-month period of the previous year. This increase in gross profit was primarily due to due to a higher percentage of overhead being absorbed by lower production rates resulting from a temporary shutdown of production due to repairs in the manufacturing facility during the same six-month period of the previous year. Gross profit from revenue received from service and rentals was 40.9% as compared to 43.2% for the same six-month period of the previous year. This decrease in gross profit was primarily due to a decrease in revenue from billable service calls while maintaining existing overhead.

For the six months ended March 31, 2011, selling, general and administrative expenses totaled $1,416,000 as compared to $1,288,000 for the same period of the previous year, a $128,000 or 9.9% increase. The increase in selling, general and administrative expenses during the six-month period ended March 31, 2011 was primarily the result of increases in legal expense of $48,000, marketing expense of $36,000, commissions expense of $22,000, amortization expense of $15,000 for MST, bank fees of $9,000, and other administrative expense of $7,000, offset by decreases payroll related expenses of $18,000.

During the six months ended March 31, 2011, research and development expenses decreased to $381,000 from $621,000 in the same six-month period of the previous year, a decrease of $240,000 or 38.7%. The continuing expenditure for research and development was primarily due to the Company continuing its product development efforts in developing its new reusable Side-Firing Laser Fibers for sale by the Company.

Other income decreased by $85,000 or 64.4% to $47,000 in the six-month period ended March 31, 2011 from $132,000 in the same six-month period of the previous year. During the six months ended March 31, 2011, royalty income decreased $73,000 to $68,000 as compared to $141,000 in the same six-month period of the previous year. Interest income increased $1,000 to $2,000 as compared to $1,000 during the same six-month period of the previous year as a result of higher maintained balances in interest bearing accounts. During the six-month period of the previous year a gain of $12,000 was recognized on depreciated equipment used as a trade-in on newer equipment for MST during the prior year quarter.

For the six months ended March 31, 2011 and 2010, the Company had a net loss of $368,000 or $0.02 per share, as compared to a net loss of $607,000 or $0.03 per share, respectively, based on 18,365,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2011, the Company had working capital of $4,544,000 compared to $5,025,000 at the end of the fiscal year ended September 30, 2010. Cash increased by $58,000 to $2,586,000 from $2,528,000 at the fiscal year ended September 30, 2010. During the six month period ended March 31, 2011, net cash provided by operating activities was $291,000. Net cash used in investing activities was $383,000 for the purchase of equipment for MST. Net cash provided by financing activities during the same three month period was $150,000, which primarily was the result of payments on debt of $100,000 incurred for the servicing of loans for equipment and certain insurance policies, offset by the Company borrowing $250,000 at a more favorable interest rate from a related party to pay a vendor for the purchase of property and equipment for MST.

We have introduced a new line of Single Use optical fibers to supplement our line of Reusable Optical Fibers. These optical fibers are used with our Holmium lasers and Holmium lasers with compatible connectors made by others for the fragmentation of urinary stones in the kidney, ureter and bladder and biliary stones in the gall bladder. Many hospitals in the United States and other developed countries prefer having a new, sterile optical fiber for each stone case, rather than having to clean, clip and re-sterilize a reusable optical fiber after each case.

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
We believe that existing cash flows are sufficient to fund operations through March 31, 2012; however, we have incurred losses from operations for the past three years. There can be no assurance that we will be able to maintain or achieve sales growth in the next 12 months, or that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. N/A

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our interim chief executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our interim chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings

The Company is currently a defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

On May 19, 2011, the Board of Directors appointed Director Glenn Yeik as interim Chief Executive Officer, to serve on a temporary basis until such time as Company CEO Marvin Loeb returns to his duties.  The Company expects Mr. Loeb to return in a few weeks.

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

Item 6.	Exhibits

(a)      Exhibits

3.1	Amended and Restated Articles of Incorporation of Trimedyne, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Glenn Yeik
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
32.1	Interim Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	May 23, 2011	/s/ Glenn Yeik
Glenn Yeik
Interim Principal Executive Officer

Date:	May 23, 2011	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer