Form 10-Q
period 2011-06-30
TRIMEDYNE INC
filed 2011-08-22
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 22, 2011, there were outstanding 18,395,960 shares of registrant's Common Stock.

 TRIMEDYNE, INC.

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS (Note 2)
	June 30, 2011	September 30, 2010

Current assets:
Cash and cash equivalents	$1,308,000	$2,528,000
Trade accounts receivable, net of allowance for doubtful accounts of $12,000 at June 30, 2011 and September 30, 2010	598,000	691,000
Inventories	2,686,000	2,613,000
Other current assets	190,000	177,000
Total current assets	4,782,000	6,009,000

Property and equipment, net	1,094,000	908,000
Other	63,000	102,000
Goodwill	544,000	544,000
Total Assets	$6,483,000	$7,563,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$268,000	$129,000
Accrued expenses	467,000	588,000
Deferred revenue	43,000	75,000
Accrued warranty	35,000	17,000
Income tax payable	11,000	11,000
Current portion of note payable and capital leases	185,000	161,000
Current portion of note payable to related party	219,000	--
Accrued interest due to related party	--	3,000
Total current liabilities	1,228,000	984,000

Note payable and capital leases, net of current portion	33,000	92,000
Senior secured convertible note to related party, net of discount of $99,000 at September 30, 2010	--	401,000
Deferred rent	84,000	80,000
Derivative liabilities	--	96,000

Total liabilities	1,345,000	1,653,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued at June 30, 2011 and September 30, 2010, 18,395,960 shares outstanding at June 30, 2011 and September 30, 2010	186,000	186,000
Additional paid-in capital	51,263,000	51,238,000
Accumulated deficit	(45,598,000)	(44,801,000)
	5,851,000	6,623,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	5,138,000	5,910,000

Total liabilities and stockholder's equity	$6,483,000	$7,563,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues	$1,409,000	$1,515,000	$4,924,000	$4,896,000
Cost of sales	882,000	771,000	3,011,000	2,973,000
Gross profit	527,000	744,000	1,913,000	1,923,000

Operating expenses:
Selling, general and administrative	707,000	628,000	2,123,000	1,916,000
Research and development	248,000	254,000	629,000	875,000
Total operating expenses	955,000	882,000	2,752,000	2,791,000

Loss from operations	(428,000)	(138,000)	(839,000)	(868,000)

Other income, net	--	79,000	47,000	211,000

Loss before provision for income taxes	(428,000)	(59,000)	(792,000)	(657,000)

Provision for income taxes	1,000	3,000	5,000	12,000

Net loss	$(429,000)	$(62,000)	$(797,000)	$(669,000)

Net loss per share:
Basic	$(0.02)	$(0.00)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)

Weighted average number of shares outstanding:
Basic	18,395,960	18,365,960	18,395,960	18,365,960
Diluted	18,395,960	18,365,960	18,395,960	18,365,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(797,000)	$(669,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	25,000	13,000
Depreciation and amortization	226,000	246,000
Gain on change in fair value of derivative liabilities	(43,000)	(29,000)
Loss on disposal of assets	3,000	2,000
Loss on extinguishment of debt and derivative liabilities	36,000	--
Changes in operating assets and liabilities:
Trade accounts receivable	93,000	268,000
Inventories	(73,000)	(715,000)
Other assets	26,000	93,000
Accounts payable	139,000	(151,000)
Accrued expenses	(121,000)	(9,000)
Income tax payable	--	1,000
Deferred revenue	(32,000)	(9,000)
Accrued warranty	18,000	(28,000)
Deferred rent	4,000	(10,000)
Accrued interest related party note	(3,000)	--

Net cash (used in) operating activities	(499,000)	(997,000)

Cash flows from investing activities:
Purchase of property and equipment	(415,000)	(30,000)

Net cash (used in) investing activities	(415,000)	(30,000)

Cash flows from financing activities:

Proceeds from note payable to related party	250,000	--
Payments on note payable to related party	(31,000)	--
Payments on senior secured note to related party	(500,000)	--
Payments on notes payable and capital leases	(25,000)	(188,000)

Net cash (used in) financing activities	(306,000)	(188,000)

Net (decrease) in cash and cash equivalents	(1,220,000)	(1,215,000)
Cash and cash equivalents at beginning of period	2,528,000	1,621,000
Cash and cash equivalents at end of period	$1,308,000	$406,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2011 and 2010 was $2,000 and $12,000 respectively.

Cash paid for interest during the nine months ended June 30, 2011 and 2010 was approximately $53,000 and $26,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the nine months ended June 30, 2011 and 2010, the Company financed the purchase of certain insurance policies with a $136,000 and a $60,000 note respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The Company's working capital has declined and we have incurred losses from from operations during the past four years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable. Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through March 31, 2012. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no assurance that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2011 and the results of its operations and its cash flows for the nine months ended June 30, 2011 and 2010. Results for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2010 Annual Report on Form 10-K for the year ended September 30, 2010.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. During the nine months ended June 30, 2011, there were 469,000 options granted and 30,000 shares of Common Stock granted.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

As of June 30, 2011, there was approximately $44,339 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three and nine months ended June 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock-based compensation included in:
Cost of revenues	$--	$1,000	$1,000	$3,000
Research and development expenses	$--	$1,000	$1,000	$3,000
Selling, general, and administrative expenses	$14,000	$1,000	$20,000	$8,000

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30,	September 30,
	2011	2010

Raw materials	$1,016,000	$885,000
Work-in-process	493,000	635,000
Finished goods	$1,177,000	$1,093,000
	$2,686,000	$2,613,000

As of  June 30, 2011 and September 30, 2010, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	June 30,	September 30,
	2011	2010

Royalty receivable	$23,000	$61,000
Prepaid insurance	114,000	55,000
Prepaid income tax	18,000	4,000
Prepaid Rent	2,000	26,000
Short-term deposits	8,000	8,000
Other	25,000	23,000
Total other current assets	$190,000	$177,000

Property and equipment consist of the following:

	June 30,	September 30,
	2011	2010

Furniture and equipment	$3,760,000	$3,377,000
Leasehold improvements	643,000	643,000
Other	244,000	244,000
	4,647,000	4,264,000
Less accumulated depreciation and amortization	(3,553,000)	(3,356,000)
Total property and equipment	$1,094,000	$908,000

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Accrued expenses consist of the following:

	June 30,	September 30,
	2011	2010

Accrued vacation	$184,000	$169,000
Accrued salaries and wages	107,000	78,000
Sales and use tax	55,000	63,000
Accrued legal	25,000	175,000
Customer deposits	3,000	6,000
Accrued commissions	39,000	79,000
Accrued payroll taxes	8000	3,000
Other	46,000	15,000
Total accrued expenses	$467,000	$588,000

NOTE 3 - Notes Payable to Related Parties

Senior Secured Convertible Note Payable to Related Party

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Senior Note"), which was secured by all of the assets of the Company, and was due August 19, 2015. The Senior Note could have been redeemed at any time, but the CEO agreed note to redeem the Senior Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Senior Note was reflected as a long-term obligation as of March 31, 2011 on the accompanying balance sheets, respectively.

The Senior Note could have been converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Senior Note, and thus no beneficial conversion feature was recorded at September 30, 2010. However, the Senior Note contained an anti-dilution provision whereby the price would reset in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Senior Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Senior Note and treated as a derivative and accounted for at its fair value. The Company revalued the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature, using the Lattice model, at $94,000 and recorded the offset as a discount to the Senior Note.

Accordingly, the fair value of the conversion feature as determined by the Lattice model was affected by our stock price on the date of the issuance as well as assumptions regarding a number of complex and subjective variables. The variables included, but were not limited to, our expected stock price volatility over the term of the Senior Note, actual and projected redemptions and conversion price resets.

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Senior Note. We believed this method would produce an estimate that was representative of our expectations of future volatility over the expected term of the conversion feature of the Senior Note. We had no reason to believe future volatility over the expected remaining life of the conversion feature was likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Senior Note being redeemed was 0% increasing by 10% per quarter.

On June 21, 2011, the CEO called the Senior Note and accrued interest. On the date of redemption, the Company revalued the derivative liability at $53,054 and had a remaining discount of $88,940 which were recorded as gain on extinguishment of debt. At June 30, the Company recorded a gain on the change in the fair value of the derivative liability due to the change in fair value of the derivative liability between September 30, 2010 and the date of extinguishment.

The Company had been amortizing the discount over a period of two years, the term of the CEO's original commitment not to call the Senior Note, using the effective interest method. During the six months ended June 30, 2011, the Company amortized $10,000 of the discount to interest expense.

Secured Note Payable to Related Party

On March 3, 2011, the Company was loaned $250,000 by Marcia H. Yeik Irrevocable Living Trust (the “Trust”), Marcia H. Yeik trustee thereof, the daughter of Marvin Loeb, CEO and Chairman, and the wife of Glenn D. Yeik, President and a member of the Board of Directors of the Company. The loan was evidenced by a Note Payable (the “Note”) with a principal amount of $250,000 at an interest rate of 12% per annum, the Note requires monthly payment through April 2, 2013. The proceeds from the Note were used to pay accounts payable due to a vendor in connection with the purchase of property and equipment for MST. The Note was subordinated to the security interest of the holder of the Company’s Senior Note, and is payable in increments applied to the principal at $10,416 per month along with accrued interest on the remaining principal over the life of the Note.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

On June 29, 2011 the Note was amended by the Board of Directors to an interest rate of six percent (6%) per annum effective June 27, 2011, and the Trust has the right to call the Note at any time and demand immediate payment to the Trust of all principal then unpaid on the Note plus all accrued interest due thereon. The change did not have a significant change on the carrying value of the note.

NOTE 4 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly payments of $3,147 through September 2012.	$9,000	$37,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	84,000	121,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	10,000	14,000
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	20,000	38,000
Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease required monthly payments of $3,195 through April 2011, and was fully repaid.	--	19,000
Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and required monthly principal and interest payments of $6,042 through January 2011, and was fully repaid.	--	24,000
Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and required monthly principal and interest payments of $13,803 through January 2012.	95,000	--
	$218,000	$253,000
Less: current portion	(185,000)	(161,000)
	$33,000	$92,000

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

To avoid the cost and uncertainty of litigation, on November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000, entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010 and paid during the nine months ended June 30, 2011.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, alleges injuries that occurred in connection to a medical procedure in which the Company's laser was allegedly used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

NOTE 6 - Segment Information

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

Data with respect to these operating activities for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$721,000	$688,000	$1,409,000	$766,000	$749,000	$1,515,000
Cost of sales	428,000	454,000	882,000	398,000	373,000	771,000

Gross profit	293,000	234,000	527,000	368,000	376,000	744,000

Expenses:
Selling, general and administrative	537,000	170,000	707,000	453,000	175,000	628,000
Research and development	248,000	--	248,000	254,000	--	254,000

Income (loss) from operations	$(492,000)	$64,000	(428,000)	$(339,000)	$201,000	(138,000)

Other:
Interest income			1,000			--
Interest expense			(19,000)			(9,000)
Royalty income			23,000			64,000
Loss on disposal of equipment			(3,000)			(2,000)
Other income			2,000			2,000
Gain on change in fair value of derivative liabilities			32,000			24,000
Loss on extinguishment of note payable			(36,000)			--
Income taxes			(1,000)			(3,000)
Net loss			$(429,000)			$(62,000)

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

	For the Nine Months Ended June 30, 2011			For the Nine Months Ended June 30, 2010
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,888,000	$2,036,000	$4,924,000	$2,784,000	$2,112,000	$4,896,000
Cost of sales	1,760,000	1,251,000	3,011,000	1,826,000	1,147,000	2,973,000

Gross profit	1,128,000	785,000	1,913,000	958,000	965,000	1,923,000

Expenses:
Selling, general and administrative	1,576,000	547,000	2,123,000	1,407,000	509,000	1,916,000
Research and development	629,000	--	629,000	875,000	--	875,000

Income (loss) from operations	$(1,077,000)	$238,000	(839,000)	$(1,324,000)	$456,000	(868,000)

Other:
Interest income			3,000			1,000
Interest expense			(53,000)			(26,000)
Royalty income			91,000			205,000
Gain on change in fair value of derivative liabilities			43,000			31,000
Loss on extinguishment of note payable			(36,000)			--
Loss on disposal of equipment			(3,000)			(2,000)
Other income			2,000			2,000
Income taxes			(5,000)			(12,000)
Net loss			$(797,000)			$(669,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$158,000	$105,000	$925,000	$618,000
Delivery and disposable devices	563,000	661,000	1,963,000	2,166,000
Service and rental	688,000	749,000	2,036,000	2,112,000
Total	$1,409,000	$1,515,000	$4,924,000	$4,896,000

Gross profit
Products:
Laser equipment and accessories	$44,000	$2,000	$226,000	$35,000
Delivery and disposable devices	249,000	366,000	902,000	923,000
Service and rental	234,000	376,000	785,000	965,000
Total	$527,000	$744,000	$1,913,000	$1,923,000

Sales in foreign countries for the three months ended June 30, 2011 and 2010, accounted for approximately 14% and 8%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2011 and 2010 accounted for approximately 20% and 17%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2011	Ended June 30, 2010	Ended June 30, 2011	Ended June 30, 2010

Asia	$33,000	$58,000	$474,000	$526,000
Europe	102,000	30,000	203,000	138,000
Latin America	59,000	14,000	108,000	54,000
Middle East	--	1,000	102,000	5,000
Australia	--	16,000	110,000	119,000
Other	--	--	--	2,000
	$194,000	$119,000	$997,000	$844,000

All long-lived assets were located in the United States during the six months ended June 30, 2011 and 2010 with the exception of one laser located in Canada. Total segment assets for the Products segment were $4,529,000 and Service and Rental were $1,932,000 at June 30, 2011. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

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

Three months ended June 30, 2011 compared to three months ended June 30, 2010

During the quarter ended June 30, 2011, net revenues were $1,409,000 as compared to $1,515,000 for the same period of the previous year, a $106,000 or 7% decrease largely due to the current worldwide recession that is impacting sales of medical products used in elective procedures. Net sales from lasers and accessories increased by $53,000 or 50% to $158,000 during the three months ended June 30, 2010 from $105,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $98,000 or 15% to $563,000 during the three months ended June 30, 2011 from $661,000 in the same period of the prior year. Export sales increased by $75,000 or 63% to $194,000 from $119,000 for the same quarter of the prior year. The increase in export sales was primarily due to a increase in sales to the international market primarily for use in spine procedures. Net sales from service and rental decreased by $61,000 or 8% to $688,000 from $749,000 for the same quarters. This decrease was primarily due to a decrease in billable services at our facility located in California.

Cost of sales during the quarter ended June 30, 2011 was $882,000 or 63% of net revenues as compared to $771,000 or 51% the prior year quarter. The increase in cost of sales as a percentage of net revenues as compared to the prior year quarter was primarily the result of reductions in manufacturing staff and the reduction of overhead resulting from the favorable renegotiation of the lease related to our facility during the prior year quarter. Gross profit from the sale of lasers and accessories was 28% as compared to 2% for the prior year three-month period. The increase in gross profit for lasers and accessories was primarily the result of the sale of two lasers whose costs were previously reserved. Gross profit from the sale of delivery and disposable devices was 44% as compared to 55% for the prior year three-month period. The decrease in gross profit was primarily due to a volumnizing difference due to the 15% decrease in delivery and disposable device sales during the current year quarter. Gross profit from revenue received from service and rentals was 34% as compared to 50% for the prior year three-month period. The lower gross profit for the current quarter was primarily attributable a decrease in billable service revenue at our California facility while maintaining existing overhead for our service department.

Selling, general and administrative expenses increased in the current quarter to $707,000 from $628,000 in the prior year quarter, an increase of  $79,000 or 13%. The increase in selling, general and administrative expenses during the current three-month period was primarily due to  increases of $51,000 in payroll related expense, recruiting expense of $31,000, travel expenses of $18,000, $16,000 in expense incurred for stock-based compensation, and $10,000 in expense incurred for outside services, offset by reductions of $31,000 in commissions, and $16,000 in other expenses incurred for administration.

Research  and  development  expenditures  for  the  quarter  ended June 30, 2010 decreased $6,000  or  2%  to  $248,000 as compared to $254,000 in the quarter ended June 30, 2010.

Other income, net, decreased by $79,000 or 100% to $0 in the quarter ended June 30, 2011 from $79,000 in the same quarter of the prior year. The decrease in other income was primarily the result of a reduction of royalty income of $41,000, an increase in interest expense of $10,000, which were the result of notes from related parties created for the loaning of funds to the Company, and a $36,000 loss due to the extinguishment of a 6% Senior Secured Convertible Note due to the CEO of the Company offset by a gain of $32,000 on the change in the fair value of derivative liabilities.

For the current quarter, the Company had a net loss of $429,000 or $0.02 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $62,000 or $0.00 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2011 compared to nine months ended June 30, 2010

During the nine months ended June 30, 2011, net revenues were $4,924,000 as compared to $4,896,000 for the same period of the previous year, a $28,000 or 1% increase. Net revenues from lasers and accessories increased by $307,000 or 50% to $925,000 during the nine months ended June 30, 2011 from $618,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $203,000 or 9% to $1,963,000 during the nine months ended June 30, 2011 from $2,166,000 for the same period of the prior year. During the nine months ended June 30, 2011 export sales increased by $153,000 or 18% to $997,000 as compared to $844,000 in the same period of the prior year. The increase in export sales was primarily due to a increase in sales to the international market primarily for use in spine procedures. Net sales from service and rental decreased by $76,000 or 4% to $2,036,000 from $2,112,000 for the same quarters in the prior year. This decrease was primarily due to a decrease in billable services at our facility located in California.

Cost of sales during the nine months ended June 30, 2011 was $3,011,000 or 61% of net revenues as compared to $2,973,000 or 61% for the same period of the prior year. Gross profit from the sale of lasers and accessories was 24% as compared to 6% for the prior year nine-month period. The increase in gross profit for lasers and accessories was primarily the result of the sale of two lasers whose costs were previously reserved. Gross profit from the sale of delivery and disposable devices was 46% as compared to 43% for the prior year nine-month period. The increase in gross profit as compared to the prior year nine-month period was primarily the result of a higher percentage of overhead being absorbed by lower production rates resulting from a temporary shutdown of production due to repairs in the manufacturing facility during the prior year nine-month period. Gross profit from revenue received from service and rentals was 39% as compared to 46% for the prior year nine-month period. The lower gross profit for the current nine-month period was primarily attributable a decrease in billable service revenue at our California facility while maintaining existing overhead for our service department.
.

For the nine months ended June 30, 2011, selling, general and administrative expenses totaled $2,123,000 as compared to $1,916,000 for the same period of the previous year, a $207,000 or 11% increase. The increase in selling, general and administration expense was primarily due to Increases in legal expense of $75,000, marketing expense of $52,000, recruiting expense of $33,000, payroll related expense of $31,000 due to an increase in sales staff, and $16,000 in stock based compensation.

During the nine months ended June 30, 2011, research and development expenses decreased to $629,000 from $875,000 in the prior year nine-month period, a decrease of $246,000 or 28%.

Other income decreased by $164,000 or 78% to $47,000 in the current nine-month period from $211,000 in the previous nine-month period of fiscal 2009. During the nine months ended June 30, 2011, royalty income decreased $114,000 to $91,000 or 56% as compared to $205,000 in the prior year nine-month period. Interest income increased $2,000 or 200% to $3,000 as compared to $1,000 during the same prior year period due to a higher cash balance in interest bearing accounts. Interest expense increased by $27,000 to $53,000 or 104% during the current nine-month period as compared to $26,000 during the same period during the prior year, which were the result of notes from related parties created for the loaning of funds to the Company. In addition, the Company recognized a $36,000 loss due to the extinguishment of a 6% Senior Secured Convertible Note due to the CEO of the Company offset by a gain of $43,000 on the change in the fair value of derivative liabilities.

For the nine months ended June 30, 2011, the Company had net loss of $797,000 or $0.04 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $669,000, or $0.04 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital

At June 30, 2011, the Company had working capital of $3,554,000 compared to $5,025,000 at the end of the fiscal year ended September 30, 2010. Cash decreased by $1,220,000 to $1,308,000 from $2,528,000 at the fiscal year ended September 30, 2010. During the nine month period ended June 30, 2011, net cash used by operating activities was $499,000. Net cash used in investing activities was $415,000 primarily for the purchase of equipment for MST. Net cash used in financing activities during the same nine month period was $306,000, which primarily was the result of payments on debt of $525,000, which included the extinguishment of a Senior Note of $500,000 and the remainder for the servicing of loans for equipment and certain insurance policies, offset by the Company borrowing $250,000 at a more favorable interest rate from a related party to pay a vendor for the purchase of property and equipment for MST.

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

The Company's working capital has declined and we have incurred losses from from operations during the past four years. There can be no assurance that the Company will be able to maintain or achieve sales growth to offset these losses, or that the Company will again become profitable. Based on its current cash flow projections, the Company expects its existing resources will be sufficient to fund operations through December 31, 2011. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, management is unsure if the Company's liquidity and anticipated revenues will be sufficient to meet its obligations as they become due for the next 12 months from the balance sheet date. This raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company is currently a defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, alleges injuries that occurred in connection to a medical procedure in which the Company's laser was allegedly used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management has recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

(a)      Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	August 22, 2011	/s/ Marvin P. Loeb
Marvin P. Loeb Chairman and Chief Executive Officer

Date:	August 22, 2011	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer