Form 10-K
period 2011-09-30
TRIMEDYNE INC
filed 2012-02-07
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on January 26, 2011 based upon the closing price of the common stock on such date was approximately $957,812.  As of February 3, 2012, there were outstanding 18,395,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	2
	The Urology Market	2
	Settlement with Luminis	2
	The Enlarged Prostate Market	2
	Patented Devices	2
	The Lithotripsy Market In Urology	3
	The Spinal Disc Market	3
	Other Markets	3
	Laser Rental Market	4
	License Agreements	4
	Research and Development	4
	Manufacturing and Supply Agreements	4
	Marketing	4
	Government Regulation	5
	Investigational Device Exemptions	5
	510(k) Premarket Notification	5
	Premarket Approval	6
	Inspection of Plants	6
	State Regulation	6
	Insurance Reimbursement	6
	Cost of Compliance with FDA and Other Applicable Regulations	7
	Employees	7
	Patents	7
	Competition	8
	Insurance	8
	Foreign Operations	8
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	MINE SAFETY DISCLOSURES	9

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A.	CONTROLS AND PROCEDURES	18
ITEM 9B.	OTHER INFORMATION	19

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	20
ITEM 11.	EXECUTIVE COMPENSATION	23
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	27
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	28

i

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2011.

GENERAL

Trimedyne, Inc. (the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 and 30 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and " Switch Tips") for use in a broad array of medical applications.

Our Lasers, Fibers, Needles and Switch Tips have been cleared for sale by the U.S. Food and Drug Administration ("FDA") for use in orthopedics, urology, ear, nose and throat ("ENT") surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Many of the medical procedures in which our Lasers, Fibers, Needles and Switch Tips are used are being reimbursed by Medicare and most insurance companies and health plans, but these products are not being reimbursed by Medicare and many other third-party payers for their use in spinal applications.

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Switch Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 35% of our revenues in the fiscal year ended September 30, 2011.

The principal market for our 80 watt and 30 watt Holmium Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured spinal discs (lumbar, thoracic and cervical), two of the four major causes of lower back, neck and leg pain. Our minimally-invasive spinal procedures are typically performed on an outpatient basis. Our Lasers and Switch Tips are also used in orthopedics to treat damage in joints, such as the knee, shoulder, elbow, hip, ankle and wrist, in minimally-invasive, outpatient, arthroscopic procedures.

We introduced a fast vaporizing, very durable Side Firing VaporMAX(R) Laser Fiber for use in the Urology field with our 80 watt Holmium Lasers, (and 80 watt and 100 watt Holmium Lasers made by others with compatible connectors) for the treatment of benign prostatic hyperplasia or “BPH”, commonly called an enlarged prostate (See “THE ENLARGED PROSTATE MARKET”). We also sell Single Use and Reusable FlexMax(R) optical fibers (“Fibers”) for use with our 80 watt and 30 watt Holmium Lasers (and those made by others with compatible connectors) for fragmenting urinary stones in the kidney, ureter or bladder.

We have recruited and trained a small number of independent sales representatives (“Sales Reps”) to market our Lasers, Fibers, Needles and Switch Tips in the United States, but sales in this high unemployment, disappointing economy are more difficult to achieve than in the past.  In developing countries, Lasers appear easier to sell than in the United States.

THE UROLOGY MARKET

While our Lasers and Fibers are presently used in urology to fragment stones in the kidney, ureter and bladder, we have developed a new, patented VaporMAX(R) Side Firing Laser Fiber for use with our 80 watt Holmium Lasers (and 80 watt and 100 watt Holmium Lasers made by others with a compatible connector) to vaporize a portion of the prostate to treat BPH or an enlarged prostate. Enlargement of the prostate causes difficulty in urinating and an urgency to urinate, which often causes the patient to wake-up one or more times each night, interrupting his sleep.

We are marketing this VaporMAX(R) Side Firing Laser Fiber through our limited number of Sales Reps in the United States and by distributors in certain foreign countries. However, due to our very small sales force and limited capital resources to allocate to marketing, sales of these Fibers have been less than expected.

LICENSE AGREEMENT WITH LUMENIS

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement with Lumenis, Ltd. of Yokneam, Isreal  (“Lumenis”), covering two of our patents. The License Agreement expires on July 31, 2014, the date on which the last of the patents expires. Lumenis is the largest manufacturer of medical lasers.  Royalties paid under the License Agreement in the fiscal year ended September 30, 2011 were $96,000.

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

Our VaporMAX(R) Side Firing Laser Fiber has been cleared for sale by the FDA for use in Orthopedics, Urology and a variety of other medical specialties.

Due to our very small sales force and limited capital resources, sales of these Fibers have been less than expected, which has resulted in our having to reserve $173,000 of excess inventory of this product. However, we are concentrating our efforts to engage other companies to either enter into an OEM agreement with us or become a partner in marketing the product.

PATENTED DEVICES

We have been issued two U.S. Patents on an improvement to our Side Firing Laser Fibers, which we believe has the potential to shorten the time to treat an enlarged prostate and reduce or eliminate most of the adverse effects of both RF and laser resection or vaporization of the prostate. In addition, this new Fiber has the potential to reduce adverse effects in the treatment of herniated or ruptured spinal discs, as well as in other applications. Our improved Side Firing Fiber has been cleared for sale by the FDA, but is not yet been marketed, as it would be too costly for us to complete the FDA’s design control requirements, the testing required for the CE Mark and to market it.

As a result, we are attempting to interest established companies in the Orthopedic/Spinal field to market it for us.

We have also been issued two U.S. Patents on an improved optical fiber device which we believe could shorten the time for fragmenting stones in the kidney, ureter or bladder.  Again, we are seeking an established company in the Urology field to conduct a clinical trial to determine its value in exchange for marketing rights to exclusively distribute the product.

THE LITHOTRIPSY MARKET IN UROLOGY

Many people in the Unites States and elsewhere throughout the world develop stones in the kidney, some of which pass into the ureter, or develop in the bladder. Holmium Lasers are ideal for fragmenting these stones, as our Holmium Lasers produce very short, 350 microsecond pulses of energy, which can fragment stones of any hardness, composition or color.

We manufacture Single use (disposable) and Reusable FLEXMAX(R) straight-ahead firing Fibers, for use in lithotripsy procedures. While many of our reusable fibers can be sterilized and reused 20-30 times or more, the ability to achieve this is highly dependent upon strict adherence to the instructions for use.

THE SPINAL DISC MARKET

Our 80 watt and 30 watt Holmium Lasers (and those of others with compatible connectors) can be used to transmit laser energy through our Side Firing Laser Needles to treat herniated (contained) or ruptured (non-contained) spinal discs (lumbar, thoracic or cervical) in minimally- invasive procedures, which are typically performed on an outpatient basis in as little as 45 minutes, usually with only local anesthesia. The lower back, leg and neck pain typically is significantly reduced or at times eliminated on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days and to work in a week or two. Clinical Studies on our laser/disc procedures, published in medical journals, show success rates (good or excellent results, based on accepted pain score criteria) of 80% to 94%.

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

Our laser procedures to treat herniated or ruptured spinal discs have demonstrated higher success rates, fewer adverse effects and typically do not require hospitalization, which are common to the conventional surgical procedures to treat herniated or ruptured discs, and are expected to be less costly to third-party payors. However, our Lasers and Side Firing Laser Needles are not reimbursed by Medicare and many other third-party payors, making it difficult to interest surgeons in their use.

Since we cannot afford to conduct large, randomized, controlled clinical trials required by Medicare and other third party payors, we are attempting to interest an established company in the spinal field to conduct these clinical studies and market these productsfor us.

OTHER MARKETS

Our Lasers, Fibers, Needles and Switch Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

We also plan to develop new optical fiber devices for use with our Holmium Lasers and others to treat other conditions. Developing new optical fiber devices for new medical applications entails considerable risk. While we have about twenty years of experience in designing, developing, manufacturing and marketing Holmium Lasers and Side Firing Laser Fibers, we cannot assure that any new optical fiber devices or different lasers we may attempt to develop for new applications can be completed at an affordable cost or in a timely manner, or will attract an established company to conduct the necessary clinical trials and, if successful, market these products for us.

THE LASER RENTAL MARKET

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $43,000 to $127,500, particularly for new medical procedures. Hospitals also traditionally suffer from a lack of funds to buy expensive medical equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, many laser rental companies have been formed in the United States and elsewhere to fill this void. These companies typically provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

Mobile Surgical Technologies, Inc. ("MST") was organized in 1997 to rent lasers with a trained operator to hospitals, surgery centers and physicians in Texas on a "fee per case" basis. We acquired MST in late 2000 and expanded its "fee per case" rental business. MST is particularly well suited to the demonstration of our products. If requested, MST also supplies Fibers, Needles or Switch Tips and includes their price in the "per case" fee.

LICENSE AGREEMENTS

The Company presently has no license agreements with a universities and inventors, under which royalties on sales, if any, are payable. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company, all of which have been assigned to the Company without royalty. The Company's patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2011, an aggregate of $55,040,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $853,000 and $1,060,000 was expended during the fiscal years ended September 30, 2011 and 2010, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS” herein).

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

MARKETING

The principal markets for the Company's current products are hospitals with orthopedic, urology, ENT, gynecology, gastrointestinal, general surgery and other surgical operating room facilities, as well as outpatient surgery centers. In the United States, this market represents approximately 5,500 hospitals, as well as 1,000 or more outpatient surgery centers. Any new products the Company develops will, if cleared for sale by the FDA and marketed, be sold to hospitals and outpatient surgery centers. The Company anticipates marketing only those products which are customarily sold to the same customer groups to whom its Lasers and Fibers, Needles and SwitchTips are presently marketed. There is no assurance as to the extent to which the Company will be able to penetrate these markets.

At September 30, 2011, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Switch Tips with a limited number of straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 22 independent distributors who sell our products and other medical products in approximately 28 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a limited portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing, who directs the Company's sales and marketing activities in the United States and elsewhere.

There is no assurance that the Company will be able to enter into marketing arrangements with any new independent sales representatives or distributors, as the Company is devoting limited resources to these activities, or that the Company will be able to maintain its existing selling arrangements.

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

Prior to the sale of any of its products, the Company is required to obtain marketing clearance or approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were inspected by the US FDA in July 2011, and by the state of California Food and Drug Branch in August 2011. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

510(k) PREMARKET NOTIFICATION

The procedure for obtaining clearance from the FDA to market a new medical device involves many steps, such as IDE's and PMA's (see "Premarket Approval"). However, if a device is substantially equivalent to a product marketed prior to May 28, 1976, or a comparable product subsequently cleared by the FDA under a 510(k) Premarket Notification, a 510(k) Premarket Notification may be filed to establish the device's equivalence. The FDA's review process can take three months or longer. All of the Company’s currently marketed Lasers and fiber-optic laser energy delivery devices have been cleared for sale in the United States by the FDA under 510(k) notifications.

All of the Company's currently marketed Lasers and fiber-optic laser energy delivery devices have been cleared for sale in the United States by the FDA, and all but our 30 watt Holmium Lasers have been granted the CE mark under 510(k) Notifications.

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

The filing of a PMA Application entails a rigorous review by the FDA, which can take one year or longer, unless additional testing or data are requested by the FDA, in which case the review process can be considerably longer. The Company believes the majority of its urology, orthopedic and other surgical products under development can be cleared for sale pursuant to 510(k) Premarket Notifications, which in some cases may require limited clinical trials, although such cannot be assured.

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

INSPECTION OF PLANTS

The FDA also has authority to conduct detailed inspections of manufacturing plants, to determine whether or not the manufacturer has followed its GMP requirements, which are required for the manufacture of medical devices. Additionally, the FDA requires reporting of certain product defects and prohibits the domestic sale or exportation of devices that do not comply with the law. The Company's manufacturing facility was inspected by the FDA in 2011. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

INSURANCE REIMBURSEMENT

To permit the users of the Company's products to obtain reimbursement under Federal health care programs such as Medicare, the Company may be required to demonstrate, in an application to the Centers for Medicare and Medicaid Services ("CMS"), at either the local or federal level or both, the safety and efficacy of its products and the benefit to patients there from which justify the cost of such treatment. Criteria for demonstrating such benefits are in the process of being defined by CMS, and there does not yet exist a clear method or requirement to receive approval for reimbursement. Presently, Medicare accepts only randomized, controlled clinical studies which have been published in peer-reviewed medical journals, which are costly. There is no assurance that such an application, if made, will be approved by CMS. Most private health insurance companies and state health care programs have standards for reimbursement similar to those of CMS. If an application for reimbursement of a product is not approved by CMS, private insurers and/or health care programs, marketing of such product would be adversely affected.

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

EMPLOYEES

On September 30, 2011, the Company had 59 full-time employees, of whom 12 were employed by MST. Of the remainder, 33 were engaged in production and engineering, three in sales and marketing, and 11 in general and administrative functions. On September 30, 2011, the Company had three part-time employees of whom two were engaged in production and R&D, and one in general and administrative functions.

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

PATENTS

As of September 30, 2011, the Company owned or had licenses to 19 U.S. Patents, two foreign Patents, and one U.S. patent application.

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

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. In addition, the Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

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

INSURANCE

The Company has a commercial general liability insurance policy, including an umbrella policy, providing coverage in the aggregate amount of $5,000,000 and a products liability insurance policy providing coverage in the amount per occurrence of $5,000,000. There is no assurance that such amounts of insurance will be sufficient to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance the Company will be able to maintain such liability insurance in force in the future at an acceptable cost, or at all, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability. During the years ended September 30, 2011 and 2010, the Company did not carry director and officer liability insurance, but did have indemnification agreements covering its officers and directors.

On December 1, 2011, the Company obtained a directors and officers liability insurance policy in the amount of $2,000,000.

FOREIGN OPERATIONS

In fiscal 2011 and 2010, sales of products in foreign countries accounted for approximately 17.2% and 15.1%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.  PROPERTIES

The Company currently occupies approximately 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630. Our present lease was amended and became effective June 1, 2010 expires on May 31, 2013, and contains two sixty-month options to extend the lease at the then prevailing market rent. The rent for the first year was at $24,108 per month, with the first four months at $12,054. The lease contains two increases occurring at the end of 12 months and 24 months, for $29,561 and $30,422, per month, respectively, with the first increase including a month's free rent.

The Company's subsidiary, MST, currently occupies approximately 3.000 square feet of office space in Dallas, Texas, which it leases at a rental of $3,375 per month through August 31, 2016.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which $16,000 remains as of September 30, 2011. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.  MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The Company’s Common Stock is also being quoted in the Pink Sheet market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2010	High	Low
Quarter ended:
December 31, 2009	$0.51	$0.37
March 31, 2010	0.53	0.36
June 30, 2010	0.44	0.24
September 30, 2010	0.29	0.14

2011	High	Low
Quarter ended:
December 31, 2010	$0.16	$0.10
March 31, 2011	0.20	0.11
June 30, 2011	0.18	0.10
September 30, 2011	0.18	0.08

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B.  HOLDERS OF COMMON STOCK

As of September 30, 2011, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2011 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,729	$0.89	--

Equity compensation plans not approved by security holders	1,315,650	$0.63	923,900
Total	1,364,379	$0.64	923,900

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

The Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured. Sales tax collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

Revenues from the sale of Lasers, Fibers, Needles and Switch Tips are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic Lasers are sold with a one year warranty which includes parts and labor. All international Lasers are sold with a one year parts only warranty. As each Laser sale is recognized, a liability is accrued for estimated future warranty costs.

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

Trimedyne rents its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2011 and 2010, one Laser and two Lasers, respectively, were being rented by Trimedyne, each on a month-to-month basis. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2011 and 2010, were less than one percent of revenues.

INVENTORIES

Inventories consist of raw materials and component parts, work in process and finished Lasers. Inventories are recorded at the lower of cost or market, cost being determined principally by use of the standard-cost method, which approximates the first-in, first-out method. Cost is determined at the actual cost for raw materials, and at production cost (materials, labor and indirect manufacturing overhead) for work-in-process and finished goods.

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

During the fiscal year ended September 30, 2011, we wrote down our inventory an additional $287,000 for slow-moving products and estimated obsolescence.

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

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2011, we conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, we determined there was no impairment of the goodwill as of September 30, 2011.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2011 AND 2010

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2011 and 2010:

	Year Ended September 30,
	2011	2010
Net revenues	100.0%	100.0%
Cost of sales	68.7	65.6
Selling, general and administrative expenses	41.3	40.4
Research and development expenses	12.8	16.6
Interest expense	0.9	0.6
Other income, net	1.5	32.7
Income taxes	0.1	0.2
Net income (loss)	(22.3)	10.3

NET REVENUES

Net revenues increased $255,000 or 4.0% in fiscal 2011 to $6,656,000 from $6,401,000 in fiscal 2010. Net sales from Lasers and accessories increased by $544,000 or 75.7% to $1,264,000 during the fiscal year ended September 30, 2011 from $720,000 during the prior fiscal year, primarily due to a decrease in international sales. Sales from Fibers, Needles and SwitchTips decreased by $157,000 or 5.6% to $2,666,000 during the current fiscal year ended September 30, 2011 from $2,823,000 during the prior fiscal year. The decrease in sales from Fibers, Needles and Switch Tips was primarily due to a decrease in international sales of these products. International export revenues increased $187,000 or 19.4% to $1,143,000 during fiscal 2011 from $965,000 during fiscal 2010 due to an increase in Laser sales revenue. Net revenues from "per case" rentals and field service and rental decreased by $132,000 or 4.6% in fiscal 2011 to $2,726,000 from $2,858,000 in fiscal 2010, primarily due to an decrease in billable service calls from Trimedyne, Inc.

COST OF GOODS SOLD

Cost of sales in fiscal 2011 was approximately 68.7% of net revenues, compared to 63.9% in fiscal 2010. Gross profit from the sale of Lasers and accessories during the fiscal year ended September 30, 2011 was 19.9% as compared to (3.89)% for the prior year fiscal period. The higher gross profit from the sale of lasers during the fiscal year ended September 30, 2011 was the primarily the result of the sale of two lasers that were reserved during a prior year and a lower absorption rate of overhead due to an increase in laser sales volume. Gross profit from the sale of Fibers, Needles and Switch Tips during the fiscal year ended September 30, 2011 was 30% as compared to 34% for the prior fiscal year period. The decrease in gross profit was a non-recurring year-end adjustment of $182,000 primarily to reserve obsolete and slow moving inventory. Gross profit from revenue received from service and per case rentals was 38% in the current fiscal year as compared to 45% for the prior fiscal year period. The lower gross profit for the service and rental segment during the current year was primarily attributable to a decrease in billable service calls from Trimedyne, Inc. while having to maintain existing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased $166,000 or 6.4% to $2,751,000 in fiscal 2011, compared to $2,585,000 in fiscal 2010. The increase in fiscal 2011 was primarily the result of increases in commission and bonus expense of $37,000 travel and trade show expense of $43,000, payroll expense of 43,000, stock-based compensation of $17,000, bank services charges of $15,000, legal expense of $5,000 and recruiting expense of $41,000, offset by a decrease in outside services of $28,000 and sales tax expense of $25,000.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses decreased $207,000 or 19.5% to $853,000 in fiscal 2011, compared to $1,060,000 in fiscal 2010. R&D as a percentage of net revenues decreased to 12.8% of net revenues in fiscal 2011 as compared to 16.6% in fiscal year 2010. The lower R&D spending in fiscal 2011 as as compared to fiscal 2010 was primarily due to the completion of our product development efforts in readying our new Side-Firing Fibers for use with Holmium Lasers, offset by our development work to introduce a line of single-use bare-tipped Holmiun laser fibers into the marketplace.

OTHER INCOME AND EXPENSE

Total other income, net decreased $2,050,000 or 97.9% to $45,000 in fiscal 2010 from $2,095,000 in fiscal 2010.

Income from royalties decreased $170,000 or 64% to $96,000 in fiscal 2010 from $266,000 in fiscal 2010. This decrease was due to of the continued decrease of Lumenis' sales of side-firing and angled-firing devices in which we receive royalties on.

During the fiscal year ended September 30, 2010, Lumenis paid us $2,000,000 under a Settlement Agreement (see SETTLEMENT WITH LUMENIS). While the Settlement Agreement was executed at a later date, the Settlement Agreement is dated as of August 23, 2010, the date of expiration of the OEM Agreement. As a result, the $2 million payment by Lumenis is reflected in the Company’s financial statements as other income for the fiscal year ended September 30, 2010.

To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the lawsuit filed against us and others by CardioFocus. We paid CardioFocus $175,000, entered into mutual releases and the lawsuit was dismissed. This settlement expense was accrued and included in other expense for the year ended September 30, 2010.

During the current fiscal year, we accrued a provision for state income tax of $9,000 due to the net income apportioned to MST. During the fiscal year ended September 30, 2010, we accrued a provision for state income tax of $15,000

NET INCOME (LOSS)

As a result of the above, the net loss in fiscal 2011 was $1,486,000, compared to a net income of $639,000 in fiscal 2010. The primary change in our financial position from the previous fiscal year was due to the $2 million paid to us by Lumenis under the Settlement Agreement during the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2011, net cash used by operating activities was $455,000, as compared to net cash provided of $644,000 in fiscal 2010. The primary reason for the cash provided in fiscal 2010 was due to $2 million in proceeds received in connection with a settlement with Lumenis. Net cash used in investing activities was $426,000 in fiscal 2011, compared to net cash used of $49,000 in fiscal 2010. The Company continues to conserve capital for operations and thus only incurs capital expenditures on an as needed basis. Net cash used in financing activities during fiscal 2011 was $496,000 compared to cash provided of $312,000 in fiscal 2010. In fiscal 2010, we continued to make payments on capital leases. In addition, we received $500,000 from the sale of a 6% senior secured convertible note to our Chief Executive Officer. This note was paid off during the current fiscal year. During the fiscal year ended 2011, we borrowed $250,000 from a related party and made payments on the note of $63,000. The payments of $183,000 consisted of continued payments on capital leases and note payable related to insurance policies.

Liquidity and Management's Plans

At September 30, 2011, we had working capital of $2,904,000 compared to $5,025,000 at the end of the previous fiscal year ended September 30, 2010. Cash decreased by $1,107,000 to $1,151,000 at September 30, 2011 from $2,258,000 at the fiscal year ended September 30, 2010. The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and interests to reduce handling costs incurred in product sterilization and we are developing more single-use products.

Subsequently, during the first quarter of the fiscal year ending September 30, 2012 we received 19 purchase orders for future delivery of Lasers during the subsequent fiscal year. We are expecting to have a significant increase in the sales of Lasers and laser products during the future fiscal year ending September 30, 2012.

We have also subsequently received during January 2012, $200,000 from the sale of three patents to a third party (See Note 12 “Subsequent Events” contained in the Notes to the Consolidated Financial Statements) which will be used to fund operations.

We believe that existing cash flows will sufficient to fund operations through September 30, 2012; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

MATERIAL TRANSACTION WITH RELATED PARTY

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Senior Note"), which was secured by all of the assets of the Company, and was due August 19, 2015. The Senior Note contained a provision whereby the CEO could redeem the note at any time. Initially, the CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Note was reflected as a long-term obligation as of September 30, 2010, on the accompanying consolidated balance sheet. The funds provided under the Note were used for operations.

The Senior Note could be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contains an anti-dilution provision whereby the price reset in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Senior Note and treated as a derivative and accounted for at its fair value. The Company revalued the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature was $94,000 and recorded the offset as a discount to the Note. On June 21, 2011, the CEO called the Senior Note and accrued interest. On the date of redemption, the Company revalued the derivative liability at $53,054 and had a remaining discount of $88,940. At June 30, 2011, the Company recorded a gain on the change in the fair value of the derivative liability due to the change in fair value of the derivative liability between September 30, 2010 and the date of extinguishment.

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

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believe this method produced an estimate that is representative of our expectations of future volatility over the expected term of this conversion feature. We currently have no reason to believe future volatility over the expected remaining life of the conversion feature is likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

The Company had been amortizing the discount over the period of two years, the term of the CEO's commitment not to call the Note, using the effective interest method. During the year ended September 30, 2011, the Company had amortized $10,000 of the discount to interest expense through the date of extinguishment.

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

On June 27, 2011, with the consent of the related party and approval by the Board of Directors, the interest rate of the Note was amended to 6% per annum and the Trust had the right to call the Note at any time and demand immediate payment of all unpaid principal and all accrued interest. The Note was subsequently paid in full with accrued interest on January 3, 2012.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 of this Annual Report are set forth in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.  Our financial reporting has been delayed due to the fact that we converted to a new ERP accounting system in the last half of our  fiscal year ended September 30, 2011 and are still attempting to fully integrate with such new system;

2. Our financial reporting has been delayed due to being understaffed in our accounting department.

Management plans to remediate the material weaknesses described above as quickly as practical.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses describe above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in fiscal 2010.

Name	Age	Position

Marvin P. Loeb	85	Chairman and CEO

Glenn D. Yeik	44	President, COO, and Director

Brian T. Kenney	55	V.P. - Global Sales and Marketing

Donald Baker	82	Director

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

Family Relationships

Our director Glenn Yeik is the son-in-law of our Chairman Marvin Loeb. Other than the foregoing, there are no family relationships among the individuals comprising our board of directors, management and other key personnel.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal 2011.

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2011 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2011, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for filing with the Securities and Exchange Commission.

/s/ Don Baker

February 6, 2012

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

Code of Ethics

We have not formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. During the fiscal years ended September 30, 2011 and 2010, 163,000 option awards were granted to executive officers and no bonuses, stock, or option awards were granted, respectively.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2011 and 2010 for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2011	$121,257	$9,360	$9,240	$139,857
CEO and Chairman	2010	$121,257	0	$9,320	$130,557

Glenn D. Yeik	2011	$159,135	7,200	$18,580	$184,915
COO, President, and Director	2010	$160,000	0	$17,991	$177,991

Brian T. Kenney, V.P.	2011	$120,000	2,500	$81,084	$203,584
	2010	$120,000	0	$82,923	$202,923

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 and 2010 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2011 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k)matching contributions (iii) accrued vacation and (iv)commissions and (v) company paid medical benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Uneared Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin P. Loeb	78,000			0.14	5/10/2017

Glenn D Yeik	60,000			0.14	5/10/2014
	50,000			0.14	1/14/2013
	22,000			0.50	8/13/2013
	30,000			0.50	4/15/2012
	75,000			0.60	4/15/2015
	100,000			0.92	3/31/2016

Brian T. Kenney	25,000			0.14	5/10/2021
	20,000			0.50	4/15/2012

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year 2011.

DIRECTOR COMPENSATION IN FISCAL YEAR 2011 AND 2010

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

During the fiscal year ended September 30, 2011and 2010, 30,000 such grants were given and no such grants were given, respectively. No options were exercised during the fiscals ended September 30, 2011 and 2010.

Compensation Committee Interlocks and Insider Participation

During 2011 and 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2011 and 2010.

Compensation Committee Report

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2011 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & CEO (1)	2,633,028	14.4%
$.01 Par Value	25901 Commercentre Drive
	Lake Forest, CA 92630

	Corsair Capital, LLC. (6)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, Pres. COO (3)(5)	567,351	3.1%

	Brian T. Kenney, V.P. (4)(5)	90,000	*

	All Directors and Executive	3,400,379	18.5%
	Officers as a Group (4 persons)

* Indicates less than 1%
(1)	Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 78,000 Shares.
(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares.
(3)	Consists of 230,351 Shares, and Options to purchase 337,000 Shares.
(4)	Consists of 35,000 Shares and Options to purchase 45,000 Shares.
(5)	Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2011and 2010, the Company had the following related party transactions:

Senior Secured Convertible Note

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Senior Note"), which was secured by all of the assets of the Company, and was due August 19, 2015. The Senior Note contained a provision whereby the CEO could redeem the note at any time. Initially, the CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Note was reflected as a long-term obligation as of September 30, 2010 on the accompanying consolidated balance sheet. The funds provided under the Note were used for operations.

The Senior Note could be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contained an anti-dilution provision whereby the price reset in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Senior Note and treated as a derivative and accounted for at its fair value. The Company revalued the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature was $94,000 and recorded the offset as a discount to the Note. On June 21, 2011, the CEO called the Senior Note and accrued interest. On the date of redemption, the Company revalued the derivative liability at $53,054 and had a remaining discount of $88,940. The Company recorded a gain on the change in the fair value of the derivative liability due to the change in fair value of the derivative liability between September 30, 2010 and the date of extinguishment.

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

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believed this method produced an estimate that is representative of our expectations of future volatility over the expected term of this conversion feature. We had no reason to believe future volatility over the expected remaining life of the conversion feature is likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

The Company had been amortizing the discount over the period of two years, the term of the CEO's commitment not to call the Note, using the effective interest method. During the year ended September 30, 2011, the Company had amortized $10,000 of the discount to interest expense through the date of extinguishment .

Secured Note Payable

On March 3, 2011, the Company was loaned $250,000 by Marcia H. Yeik Irrevocable Living Trust (the “Trust”), Marcia H. Yeik trustee thereof, the daughter of Marvin Loeb, CEO and Chairman, and the wife of Glenn D. Yeik, President and a member of the Board of Directors of the Company. Evidenced by a Note Payable (the “Note”) with a principal amount of $250,000 at an interest rate of 12% per annum, the Note required monthly payments through April 2, 2013. The proceeds from the Note were used to pay accounts payable due to a vendor in connection with the purchase of property and equipment for MST. The Note was subordinated to the security interest of the holder of the Company’s Senior Note, and was payable in increments applied to the principal at $10,416 per month along with accrued interest on the remaining principal over the life of the Note.

On June 27, 2011, with the consent of the related party and approval by the Board of Directors, the interest rate of the Note was amended to 6% per annum and the Trust had the right to call the Note at any time and demand immediate payment of all unpaid principal and all accrued interest. The Note was subsequently paid in full with accrued interest on January 3, 2012.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by our Independent Registered Public Accounting Firm during the fiscal years ended September 30, 2011 and September 30, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2011	2010
(i)	Audit Fees	77,000	69,000
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	8,500	8,500
(iv)	All Other Fees	--	--

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm. All fees during the periods reported were pre-approved by the audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements.

See "Index to Consolidated Financial Statements" included in this report at Page F-1.

(b)	Exhibits

Filed Previously:

10(b)	Development, Supply and License Agreement with C.R. Bard, Inc., dated June 28, 1991.

10(c)	Industrial Lease (for Barranca Parkway headquarters) with Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991.

10(d)	Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

10(f)	Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

10(i)*	Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

10(j)	Industrial Lease (for Bake Parkway headquarters) with Buckhead Industrial Properties, Inc, dated October 25, 2000.

10(k)	Industrial Lease effective July 26, 2005

21.1	Subsidiaries

31.1	Rule 13a-14(a)/ 15d-14(a) Certification

31.2	Rule 13a-14(a)/ 15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. section 1350

32.2	Certification Pursuant to 18 U.S.C. section 1350

101.INS	XBRL Exhibit
101.SCH	XBRL Exhibit
101.CAL	XBRL Exhibit
101.DEF	XBRL Exhibit
101.LAB	XBRL Exhibit
101.PRE	XBRL Exhibit

*        The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimedyne, Inc.

Date: February 6, 2012	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors & CEO	February 6, 2012
Marvin P. Loeb

/s/ Glenn D. Yeik	President, COO	February 6, 2012
Glenn D. Yeik	Director

/s/ Donald Baker	Director	February 6, 2012
Donald Baker

/s/ Jeffrey S. Rudner	Principal Accounting Officer	February 6, 2012
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trimedyne, Inc.

We have audited the accompanying consolidated balance sheets of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California
February 6, 2012

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS (NOTE 4)	As of September 30,

	2011	2010
Current assets:
Cash and cash equivalents	$1,151,000	$2,528,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 for 2011 and 2010	598,000	691,000
Inventories	2,162,000	2,613,000
Other current assets	143,000	177,000
Total current assets	4,054,000	6,009,000

Property and equipment, net	1,027,000	908,000
Other	92,000	102,000
Goodwill	544,000	544,000

Total assets	$5,717,000	$7,563,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$270,000	$129,000
Accrued expenses	428,000	588,000
Deferred revenue	93,000	75,000
Accrued warranty	38,000	17,000
Income tax payable	--	11,000
Current portion of note payable and capital leases	133,000	161,000
Notes payable to related party	187,000	--
Accrued interest due to related party	1,000	3,000
Total current liabilities	1,150,000	984,000

Senior secured convertible note to related party, net of discount of zero and $99,000, respectively.	--	401,000

Note payable and capital leases, net of current portion	13,000	92,000
Deferred rent	100,000	80,000
Derivative liabilities	--	96,000

Total liabilities	1,263,000	1,653 ,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value; 30,000,000 shares authorized,18,497,569 shares issued, 18,395,960 and 18,365,960 shares outstanding at September 30, 2011 and 2010, respectively.	186,000	186,000
Additional paid-in capital	51,268,000	51,238,000
Accumulated deficit	(46,287,000)	(44,801,000)
	5,167,000	6,623,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	4,454,000	5,910,000

Total liabilities and stockholders’ equity	$5,717,000	$7,563,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2011	2010
Net revenues:
Products	$3,930,000	$3,543,000
Service and rental	2,726,000	2,858,000
	6,656,000	6,401,000

Cost of sales:
Products	2,871,000	2,618,000
Service and rental	1,703,000	1,579,000
	4,574,000	4,197,000

Gross profit	2,082,000	2,204,000

Selling, general and administrative expenses	2,751,000	2,585,000
Research and development expenses	853,000	1,060,000

Loss from operations	(1,522,000)	(1,441,000)

Other income (expense):
Interest income	3,000	1,000
Royalty income	96,000	266,000
Interest expense	(62,000)	(40,000)
Creditor settlements and recoveries	1,000	7,000
Change in fair value of financial instruments	43,000	38,000
Loss on extinguishment of notes payable	(36,000)	--
Net gain on dispute settlements	--	1,825,000
Loss on disposal of equipment	--	(2,000)
Total other income, net	45,000	2,095,000

Income (loss) before provision for income taxes	(1,477,000)	654,000

Provision for income taxes	9,000	15,000

Net income (loss)	$(1,486,000)	$639,000

Basic net income (loss) per share	$(0.08)	$0.04
Diluted net income (loss) per share	$(0.08)	$0.03

Basic weighted average common shares outstanding:	18,384,207	18,365,960
Diluted weighted average common shares outstanding:	18,384,207	20,785,912

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at October 1, 2009	18,467,569	$186,000	$51,461,000	$(45,646,000)	$(713,000)	$5,288,000

Warrant liability retroactively applied	--	--	(239,000)	206,000	--	(33,000)

Share-based compensation expense	--	--	16,000	--	--	16,000

Net income	--	--	--	639,000	--	639,000
Balances at September 30, 2010	18,467,569	186,000	51,238,000	(44,801,000)	(713,000)	5,910,000

Share-based compensation expense	--	--	26,000	--	--	26,000

Shares issued for services	30,000	--	4,000	--	--	4,000
Net loss	--	--	--	(1,486,000)	--	(1,486,000)
Balances at September 30, 2011	18,497,569	$186,000	$51,268,000	$(46,287,000)	$(713,000)	$4,454,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,486,000)	$639,000
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Stock-based compensation	30,000	16,000
Depreciation and amortization	304,000	307,000
Amortization of debt discount	10,000	2,000
Change in fair value of derivative liabilities	(43,000)	(38,000)
Loss on extinguishment of related party note payable	36,000	--
Loss (gain) on disposal of fixed assets	3,000	2,000
Changes in operating assets and liabilities:
Trade accounts receivable	93,000	297,000
Inventories	451,000	(347,000)
Other assets	120,000	34,000
Accounts payable	141,000	(320,000)
Accrued expenses	(160,000)	91,000
Accrued interest to related party	(2,000)	3,000
Deferred revenue	18,000	(25,000)
Accrued warranty	21,000	(37,000)
Deferred rent	20,000	29,000
Income taxes payable	(11,000)	(9,000)
Net cash (used in) provided by operating activities	(455,000)	644,000

Cash flows from investing activities:
Purchase of property and equipment	(426,000)	(49,000)
Net cash used in investing activities	(426,000)	(49,000)

Cash flows from financing activities:
Proceeds from senior convertible note payable from related party	--	500,000
Payments on senior convertible note payable from related party	(500,000)	--
Proceeds from note payable to related party	250,000	--
Payments on note payable to related party	(63,000)	--
Principal payments on note payable and capital leases	(183,000)	(188,000)
Net cash (used in) provided by financing activities	(496,000)	312,000

Net increase (decrease) in cash and cash equivalents	(1,377,000)	907,000
Cash and cash equivalents at beginning of year	2,528,000	1,621,000
Cash and cash equivalents at end of year	$1,151,000	$2,528,000

Cash paid for income taxes in the years ended September 30, 2011 and 2010 was $7,000 and $12,000, respectively. Cash paid for interest in the years ended September 30, 2011and 2010 was $62,000 and $35,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal years ended September 30, 2011 and 2010, the Company financed the purchase of certain insurance policies with a $136,000 and $60,000 note, respectively.

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

Managements' Plans

At September 30, 2011, we had working capital of $2,904,000 compared to $5,025,000 at the end of the previous fiscal year ended September 30, 2010. Cash decreased by $1,107,000 to $1,151,000 at September 30, 2011 from $2,258,000 at the fiscal year ended September 30, 2010. The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and interests to reduce handling costs incurred in product sterilization and we are developing more single-use products.

Subsequently, during the first quarter of the fiscal year ending September 30, 2012 we received 19 purchase orders for future delivery of Lasers during the subsequent fiscal year. We are expecting to have a significant increase in the sales of Lasers and laser products during the future fiscal year ending September 30, 2012.

We have also subsequently received during January 2012, $200,000 from the sale of three patents to a third party (See Note 12 “Subsequent Events” contained in the Notes to the Consolidated Financial Statements) which will be used to fund operations.

We believe that existing cash flows will sufficient to fund operations through September 30, 2012; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary, MST, Inc., and its 90% owned and inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne").  All intercompany accounts and transactions have been eliminated in consolidation.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2011, one customer accounted for 11.5% of the Company's receivables. As of September 30, 2010, there were no customer concentrations within accounts receivable. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2011 and 2010, credit losses were not significant.

During the fiscal year 2011and 2010, the Company had sales to one customer, which represented approximately 12% of product sales.  For the years ended September 30, 2011 and 2010, there were no concentrations of service and rental sales.

If the relationship between the Company and these customers was altered, the futures results of operations and financial condition could be significantly affected. Additionally, during fiscal 2011 and 2010, exports sales approximated 17.2% and 15.1% of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2011, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $803,000.

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

Laser units located at medical facilities for sales evaluation and demonstration purposes or those units used for development and medical training are included in inventory since the lasers will ultimately be sold. These units are written down to reflect their net realizable values. Write-downs are considered permanent reductions at cost basis of the related inventories.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company accounts for goodwill and acquired intangible assets in accordance with Accounting Standards Codification (“ASC”) ASC No. 350 "Intangible and Other", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, our service and rental group, to which goodwill is assigned.

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

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. During the fourth quarter of the year ended September 30, 2011, the Company conducted a goodwill impairment test for its service and rental group using a combination of the market and income approach. As a result of the first step analysis, the expected cash flows to be generated by the service and rental were sufficient enough to support the carrying value of the goodwill. Thus, the Company determined there was no impairment of the goodwill as of September 30, 2011.

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

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2011 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2011 was seven years.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2011 is primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal years ended September 30, 2011 and 2010 are as follows:

Fiscal Years ended September 30,
	2011	2010

Expected term	7 years	7 years
Expected stock volatility	90.9%	99.0%
Risk free rate	3.23%	3.07%
Dividend yield	-- %	-- %

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2011 and 2010 was $0.14 and $0.21 per option, respectively.

As of September 30, 2011, there was approximately $55,371 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee stock options under ASC No. 718 for the fiscal years ended September 30, 2011 and 2010, which was allocated as follows:

	Fiscal Years Ended September 30,
	2011	2010
Stock-based compensation included in:
Cost of revenues	$1,000	$2,000
Research and development expenses	1,000	3,000
Selling, general, and administrative expenses	24,000	11,000
	$26,000	$16,000

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

Fair Value of Financial Instruments

The Company accounts for financial instruments under the guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

As of September 30, 2011and 2010, the Company’s derivatives which include the warrant liability and embedded conversion feature on the secured convertible note payable to related party were considered level 2 financial instruments.

The Company's financial remaining instruments consisted primarily of (level 1) cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011 and 2010 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at September 30, 2011 and 2010.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the year ended September 30, 2011, outstanding options of 1,138,379 were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company's common stock for the year ended September 30, 2011.

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

Revenue Recognition

The Company's revenues include revenues from the sale of reusable and disposable Fibers, Needles, and Switch Tips, the sale and rental of Lasers and accessories, and service contracts for Lasers manufactured by the Company.

The Company recognizes revenue from products sold once all of the following criteria for revenue recognition have been met: (i) persuasive evidence that an arrangement exists, (ii) the products have been shipped, (iii) the prices are fixed and determinable and not subject to refund or adjustment, and (iv) collection of the amounts due is reasonably assured. Sales tax collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from the sale of Fibers, Needles, and Switch Tips and lasers are recognized upon shipment and passage of title of the products, provided that all other revenue recognition criteria have been met. Generally, customers are required to insure the goods from the Company's place of business. Accordingly, the risk of loss transfers to the customer once the goods have been shipped from the Company's warehouse. The Company sells its products primarily through commission sales representatives in the United States and distributors in foreign countries. In cases where the Company utilizes distributors, it recognizes revenue upon shipment, provided that all other revenue recognition criteria have been met, and ownership risk has transferred. In general, the Company does not have any post shipment obligations such as installation or acceptance provisions. All domestic laser systems are sold with a one year warranty which includes parts and labor. All international lasers systems are sold with a one year parts only warranty. As each laser sale is recognized, a liability is accrued for estimated future warranty costs.

The Company utilizes distributors for international sales only. All laser system sales are non-returnable. Our international distributors typically locate customers for lasers before ordering and in general do not maintain inventories. The Company's return policy for laser accessories, Fibers, Needles, and Switch Tips sold to distributors is as follows: (1) the Company will accept returns of any unopened, undamaged, standard catalogue items (except laser systems) within sixty (60) days of invoice date. Acceptable returned products will be subject to a 20% restocking fee, (2) a return authorization number is required for all returns, which can be obtained by contacting the Customer Service Department, and (3) should a product be found defective at the time of initial use, the Company will replace it free of charge.

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

Trimedyne rents its lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee-per-case basis, which sometimes includes a minimum monthly rental fee. During the fiscal years ended September 30, 2011 and 2010, one laser and two lasers were rented by Trimedyne, each on a month-to-month basis, respectively. For these lasers, rental revenue is recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period, which unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee-per-case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use Fiber, Needle, and Tip. Revenue from these rental service contracts is recognized as the cases are performed.

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

	For The Years Ended September 30,
	2011	2010

Balance at beginning of year	$17,000	$54,000
Charges to costs and expenses	73,000	41,000
Costs incurred	(52,000)	(78,000)
Balance at end of year	$38,000	$17,000

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2011 and 2010, was $286,000 and $307,000, respectively.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 10). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2011	2010
Raw materials	$948,000	$885,000
Work-in-process	255,000	635,000
Finished goods	959,000	1,093,000
	$2,162,000	$2,613,000

For the fiscal years ended September 30, 2011 and 2010, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	As of September 30,
	2011	2010
Royalty receivable	$5,000	$61,000
Prepaid rent	33,000	26,000
Prepaid insurance	76,000	55,000
Short-term deposits	8,000	8,000
Prepaid income tax	3,000	4,000
Other	18,000	23,000
Total other current assets	$143,000	$177,000

Property and equipment, net consist of the following:

	As of September 30,
	2011	2010
Furniture and equipment	$3,762,000	$3,377,000
Leasehold improvements	643,000	643,000
Other	248,000	244,000
	4,653,000	4,264,000
Less accumulated depreciation and amortization	(3,626,000)	(3,356,000)
	$1,027,000	$908,000

As of September 30, 2011, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $348,000. As of September 30, 2010, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $262,000.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following:

	As of September 30,
	2011	2010
Accrued vacation	$174,000	$169,000
Accrued salaries and wages	54,000	78,000
Sales and use tax	70,000	63,000
Accrued bonus	32,000	--
Accrued legal	16,000	175,000
Customer deposits	3,000	6,000
Commissions	58,000	79,000
Accrued payroll tax	4,000	3,000
Other	17,000	15,000
Total accrued expenses	$428,000	$588,000

NOTE 4.  CONVERTIBLE NOTE PAYABLE TO RELATED PARTY, NOTE PAYABLE AND CAPITAL LEASES

Senior Secured Convertible Note Payable to Related Party

On August 20, 2010, Marvin P. Loeb, the Company's Chairman and CEO, loaned the Company $500,000 evidenced by a 6% Senior Secured Convertible Note with a principal amount of $500,000 (the "Senior Note"), which was secured by all of the assets of the Company, and was due August 19, 2015. The Senior Note contained a provision whereby the CEO could redeem the note at any time. Initially, the CEO agreed not to redeem the Note, without the written consent of the Company, for a period of two years from September 30, 2010. Thus, the Note was reflected as a long-term obligation as of September 30, 2010 on the accompanying consolidated balance sheet. The funds provided under the Note were used for operations.

The Senior Note could be converted at any time into shares of the Company's common stock at a conversion price of $0.21 per share. The conversion price equaled the fair market value of the Company's common stock on the date of the purchase of the Note, and thus no beneficial conversion feature was recorded. However, the Note contained an anti-dilution provision whereby the price reset in the event of the sale or issuance of shares at a price lower than the conversion price set forth in the Note. Thus, the Company determined that this provision caused the conversion feature to be bifurcated from the Senior Note and treated as a derivative and accounted for at its fair value. The Company revalued the derivative at each reporting period.

At September 30, 2010, management determined the fair market value of the conversion feature was $94,000 and recorded the offset as a discount to the Note. On June 21, 2011, the CEO called the Senior Note and accrued interest. On the date of redemption, the Company revalued the derivative liability at $53,054 and had a remaining discount of $88,940. The Company recorded a gain on the change in the fair value of the derivative liability due to the change in fair value of the derivative liability between September 30, 2010 and the date of extinguishment.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believed this method produced an estimate that is representative of our expectations of future volatility over the expected term of this conversion feature. We had no reason to believe future volatility over the expected remaining life of the conversion feature is likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

The Company had been amortizing the discount over the period of two years, the term of the CEO's commitment not to call the Note, using the effective interest method. During the year ended September 30, 2011, the Company had amortized $10,000 of the discount to interest expense through the date of extinguishment .

Secured Note Payable to Related Party

On March 3, 2011, the Company was loaned $250,000 by Marcia H. Yeik Irrevocable Living Trust (the “Trust”), Marcia H. Yeik trustee thereof, the daughter of Marvin Loeb, CEO and Chairman, and the wife of Glenn D. Yeik, President and a member of the Board of Directors of the Company. Evidenced by a Note Payable (the “Note”) with a principal amount of $250,000 at an interest rate of 12% per annum, the Note required monthly payments through April 2, 2013. The proceeds from the Note were used to pay accounts payable due to a vendor in connection with the purchase of property and equipment for MST. The Note was subordinated to the security interest of the holder of the Company’s Senior Note, and was payable in increments applied to the principal at $10,416 per month along with accrued interest on the remaining principal over the life of the Note.

On June 27, 2011, with the consent of the related party and approval by the Board of Directors, the interest rate of the Note was amended to 6% per annum and the Trust had the right to call the Note at any time and demand immediate payment of all unpaid principal and all accrued interest. The Note was subsequently paid in full with accrued interest on January 3, 2012.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable and Capital Lease Obligations

Note payable and capital leases consists of the following at September 30, 2011 and 2010:

	2011	2010
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.69% per annum. The lease requires monthly payments of $3,147 through September 2011.	$--	$37,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	70,000	121,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	8,000	14,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	13,000	38,000

Capital lease agreement in connection with the purchasing of ERP software bearing an effective interest rate of 8.51% per annum. The lease requires monthly payments of $3,195 through April 2011.	--	19,000

Finance agreement issued in connection with the purchasing of certain insurance policies. The note bears interest at 4.7% per annum and require monthly principal and interest payments of $6,042 through January 2011.	-	24,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and required monthly principal and interest payments of $13,803 through January 2012.	55,000	--

	$146,000	$253,000

Less: current portion	(133,000)	(161,000)
	$13,000	$92,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain equipment under capital leases with terms ranging from three to five years. Future annual minimum lease payments are as follows as of September 30, 2011:

2012	$80,000
2013	23,000
Total minimum lease payments	103,000
Less amount representing interest	(12,000)
Present value of future minimum lease payments	91,000

Less current portion of capital lease payments	(78,000)
Capital lease obligations, net of current portion	$13,000

NOTE 5.  OUTSTANDING WARRANT LIABILITY

Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $1.14 and expire in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $0 and $2,000 as of September 30, 2011 and 2010, respectively. As such, we recognized a gain of approximately $2,000 and $31,000 from the change in fair value of these warrants during the years ended September 30, 2011 and 2010, respectively.

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

	September 30,	September 30,
	2011	2010
Annual dividend yield	--	--
Expected life (in years)	0.26	1.26
Risk free interest rate	0.27%	0.27%
Expected annual volatility	87.2%	87.2%

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

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

The deferred income tax balances at September 30, 2011 and 2010, are comprised of the following:

	2011	2010
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$8,463,000	$9,844,000
Inventories	193,000	80,000
Reserves and accruals	605,000	613,000
Research and development credits	2,341,000	2,492,000
Depreciation and amortization	(228,000)	(39,000)
Other	73,000	61,000
Valuation allowance	(11,447,000)	(13,051,000)
	$--	$--

The valuation allowance for deferred tax assets decreased approximately $1,605,000 during the year ended September 30, 2011 and approximately $2,075,000 during the year ended September 30. 2010, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2011 and 2010, the Company recorded a current provision for state income taxes of $9,000 and $15,000, respectively. There was not a provision for federal income taxes. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2011 and 2010.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2011 and 2010:

	2011		2010
Statutory federal income tax rate	(34.00%	)	(34.00%	)

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	0.54%		(1.46%	)
Other	(0.99%	)	(0.80%	)
Gain on warrants			(1.73%	)
Valuation Allowance	33.85%		35.77%
Effective income tax rate	(0.60%	)	(2.22%	)

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2011, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $25.1 million and $7.4 million, respectively. At September 30, 2010, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $28.0 million and $5.9 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2031 and 2021, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2031 for federal tax purposes.

The Company has identified the United States Federal tax returns as its "major" tax  jurisdiction.  The United States Federal return years 2008 through 2010 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2007 through 2010 and currently does not have any ongoing tax examinations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 31, 2016, for $3,375 per month, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which was amended and became effective June 1, 2010, and expires in May 2013. Our present lease in Lake Forest, California contains two sixty-month options to extend the lease at the then prevailing market rent. The rent for the first year is at $24,108 per month, with the first four months at $12,054. The lease contains two increases occurring at the end of 12 months and 24 months, for $29,561 and $30,422, respectively, with the first increase including a month's free rent.

Future annual minimum lease payments under the above lease agreements at September 30, 2011, are as follows:

Years ending
September 30,
2012	$358,000
2013	243,000
2014	41,000
2015	41,000
2016	41,000
Total	$724,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended September 30, 2011 and 2010 was approximately $332,000 and $349,000, respectively.

Rent expense on the leases are recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. The unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease, including the amended lease entered into in June 2010 as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability. As of September 30, 2011 and 2010, this liability was $100,000 and $80,000, respectively.

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

Previously we had a contract dispute with Lumenis. During fiscal 2010, we reached an amicable settlement of this dispute with Lumenis,  Lumenis entered into a settlement agreement and a license agreement with us, and we exchanged mutual releases.

Under the settlement agreement, Lumenis paid us $2,000,000. While the settlement agreement was executed at a later date, the settlement agreement is dated as of August 23, 2010, the date of expiration of the OEM Agreement. As a result, the $2 million payment by Lumenis is reflected in the Company’s consolidated financial statements for the year ended September 30, 2010.

Under the license agreement, Lumenis extended the 7.5% royalty payment period to July 21, 2014. While the license agreement was also executed at a later date, the license agreement was dated as of August 23, 2010, the date of expiration of the OEM agreement, which contained a non-exclusive license to Lumenis of the same two U.S. patents.

During the fiscal year ended September 30, 2011 the Company received $96,000 under the license agreement, which was included in other income.

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

In February, 2008, we and six other laser manufacturers were sued in the district court of Massachusetts by CardioFocus, Inc., alleging infringement of three of their now expired U.S. Patents. On September 30, 2010, the Company accrued $175,000 as there were indicating factors that a settlement would be reached.  To avoid the cost and uncertainty of litigation, as of November 24, 2010, we settled the litigation with CardioFocus, paid them $175,000, entered into mutual releases and the lawsuit was dismissed.

NOTE 8. STOCKHOLDERS' EQUITY

Warrants

The following is a summary of warrants outstanding during the years ended September 30, 2011 and 2010:

	Shares of Common Stock Issuable Upon Exercise of Warrants	Weighted Average Exercise Price Per Share	Range of Exercise Prices
Outstanding, at October 1, 2009	212,000	$1.25	$1.25

Issued	--
Outstanding, at September 30, 2010	212,000	$1.25	$1.25

Issued	--
Outstanding, at September 30, 2011	212,000	$1.25	$1.25

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On May 10, 2011, the Board of Directors authorized the grant of non-qualified stock options to purchase 469,000 shares to 19 individuals. The exercise price per share is $0.14, based on the closing price of the Company's common stock on the date of grant. The majority of these options vest over three years and expire ten (10) years from the date of grant.

Stock Options Outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at October 1, 2009	1,232,779	$1.18

Options granted	120,000	0.21
Options exercised	--	--
Options forfeited	(301,200)	1.99

Options outstanding at September 30, 2010	1,051,579	$0.84

Options granted	469,000	0.14
Options exercised	--	--
Options forfeited	(382,200)	0.95

Options outstanding at September 30, 2011	1,138,379	$0.51	5.4	$--

Options exercisable at September 30, 2011	769,179	$0.67	3.4	$--

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 13,2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2011 and 2010, 1,109,960 and ,1,196,750 options were available for issuance under the 2003 Plan, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2011:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 9/30/2011	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable as of 9/30/2011	Weighted-Average Exercise Price
$0.14 - $0.38	559,000	8.2	$0.16	198,000	$0.17
$0.39 - $0.94	408,379	2.9	$0.64	405,179	$0.64
$0.95 - $1.88	171,000	1.8	$1.35	166,000	$1.35
	1,138,379	5.4	$0.51	769,179	$0.67

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2011 and 2010, was $0.14 and $0.21 per option, respectively. There were no options exercised during the fiscal years ended September 30, 2011 and 2010.

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"). Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2011 and 2010 totaled $35,000 and $34,000, respectively.

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

	For the year ended September 30, 2011			For the year ended September 30, 2010
		Service and			Service and
	Product	Rental	Total	Product	Rental	Total
Revenues	$3,930,000	$2,726,000	$6,656,000	$3,543,000	$2,858,000	$6,401,000

Cost of sales	2,871,000	1,703,000	4,574,000	2,618,000	1,579,000	4,197,000

Gross profit	1,059,000	1,023,000	2,082,000	925,000	1,279,000	2,204,000

Expenses:
Selling, general and administrative	2,051,000	700,000	2,751,000	1,904,000	681,000	2,585,000
Research and development	853,000	--	853,000	1,060,000	--	1,060,000

Income (loss) from operations	$(1,845,000)	$323,000	(1,522,000)	$(2,039,000)	$598,000	(1,441,000)

Other income (expense):
Interest income	3,000	1,000
Royalty income	96,000	266,000
Interest expense	(62,000)	(40,000)
Gain (loss) on disposal of equipment	--	(2,000)
Net gain on dispute settlements	--	1,825,000
Creditor settlements and recoveries	1,000	7,000
Change in fair market value of derivative liabilities	43,000	38,000
Loss on extinguishment of note payable	(36,000)	--

Income (loss) before provision for income taxes	(1,477,000)	654,000

Provision for income taxes	9,000	15,000

Net income (loss)	$(1,486,000)	$639,000

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2011 and 2010 accounted for approximately 17.2% and 15.1%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2011	2010
Asia	$558,000	$597,000
Europe	246,000	163,000
Latin America	111,000	67,000
Middle East	103,000	5,000
Australia	125,000	131,000
Other	--	2,000
	$1,143,000	$965,000

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2011 and 2010 were as follows:

	2011	2010
By similar products and services:

Sales
Products:
Lasers and accessories	$1,264,000	$720,000
Fibers, Needles and SwitchTips	2,666,000	2,823,000
Service and rental	2,726,000	2,858,000
Total	$6,656,000	$6,401,000
Gross profit (loss)
Products:
Lasers and accessories	$252,000	$(28,000)
Fibers, Needles and Switch Tips	807,000	953,000
Service and rental	1,023,000	1,279,000
Total	$2,082,000	$2,204,000

The Company had one laser located in Canada, at September 30, 2011. Total segment assets for the Products segment were $3,877,000 and Service and Rental were $1,818,000 at September 30, 2011. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc. During the year ended September 30, 2011, additions of property and equipment to the Service and Rental segment were $378,000.

TRIMEDYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the above service agreement with Cardiomedics, the Company received no service income and $9,000, respectively, in service income during the fiscal years ended September 30, 2011 and 2010. As of September 30, 2011 and 2010, there were no amounts receivable from Cardiomedics.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2011 and 2010, the Company incurred $3,000 and $9,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense.

See Note 4 for discussion note payable to related parties.

NOTE 12.  SUBSEQUENT EVENT

See Note 4 for discussion regarding repayments of $250,000 in notes payable to related party.

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received $200,000 and we received a non-exclusive, royalty free license to the patents. In addition, the Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

On December 1, 2011, the Company obtained a directors and officers liability insurance policy in the amount of $2,000,000.