Form 10-Q
period 2011-12-31
TRIMEDYNE INC
filed 2012-02-21
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.

Exact Name of Registrant as Specified in its Charter)

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
Common Stock, $.01 Par Value per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [_] No [X]

As of February 17, 2012, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31, 2011	September 30, 2011
Current assets:
Cash and cash equivalents	$706,000	$1,151,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2011 and September 30, 2011	504,000	598,000
Inventories	2,320,000	2,162,000
Other current assets	152,000	143,000
Total current assets	3,682,000	4,054,000

Property and equipment, net	951,000	1,027,000
Other	84,000	92,000
Goodwill	544,000	544,000

Total Assets	$5,261,000	$5,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$211,000	$270,000
Accrued expenses	444,000	428,000
Deferred revenue	74,000	93,000
Accrued warranty	25,000	38,000
Current portion of note payable and capital leases	78,000	133,000
Note payable to related party	156,000	187,000
Accrued interest due to related party	--	1,000
Total current liabilities	988,000	1,150,000

Note payable and capital leases, net of current portion	6,000	13,000
Deferred rent	86,000	100,000

Total liabilities	1,080,000	1,263,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 and 18,467,569 shares issued at December 31, 2011 and September 30, 2011, respectively, 18,395,960 and 18,365,960 shares outstanding at December 31, 2011 and September 30, 2010, respectively	186,000	186,000
Additional paid-in capital	51,280,000	51,268,000
Accumulated deficit	(46,572,000)	(46,287,000)
	4,894,000	5,167,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	4,181,000	4,454,000

Total liabilities and stockholder's equity	$5,261,000	$5,717,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
Net revenues	$1,390,000	$1,635,000
Cost of revenues	870,000	1,026,000
Gross profit	520,000	609,000

Operating expenses:
Selling, general and administrative	658,000	707,000
Research and development	210,000	210,000
Total operating expenses	868,000	917,000

(Loss) from operations	(348,000)	(308,000)

Other income, net	63,000	17,000

(Loss) before income taxes	(285,000)	(291,000)

Provision for income taxes	--	2,000
Net (loss)	$(285,000)	$(293,000)

Net (loss) per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic	18,395,960	18,365,960
Diluted	18,395,960	18,365,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(285,000)	(293,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,000	4,000
Depreciation and amortization	76,000	63,000
Amortization of debt discount	--	5,000
Change in fair value of derivative liabilities	--	(15,000)
Loss on disposal of fixed assets	--	2,000
Changes in operating assets and liabilities:
Trade accounts receivable	94,000	(50,000)
Inventories	(158,000)	142,000
Other assets	(1,000)	(40,000)
Accounts payable	(59,000)	71,000
Accrued expenses	16,000	(2,000)
Accrued interest to related party	(1,000)	8,000
Income tax payable	--	2,000
Deferred revenue	(19,000)	(14,000)
Accrued warranty	(13,000)	6,000
Deferred rent	(14,000)	3,000

Net cash used in operating activities	(352,000)	(108,000)

Cash flows from investing activities:
Purchase of property and equipment	--	(12,000)

Net cash used in investing activities	--	(12,000)

Cash flows from financing activities:

Principal payments on notes to related party	(31,000)	--
Principal payments on notes payable and capital leases	(62,000)	(55,000)

Net cash used in financing activities	(93,000)	(55,000)

Net decrease in cash and cash equivalents	(445,000)	(175,000)
Cash and cash equivalents at beginning of period	1,151,000	2,528,000
Cash and cash equivalents at end of period	$706,000	$2,353,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December 31, 2011 and 2010. Cash paid for interest during the three months ended December 31, 2011 and 2010 was approximately $4,000 and $10,000, respectively.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

Subsequent to the period ended December 31, 2011, we received 19 purchase orders for future delivery of Lasers during the current fiscal year. We are expecting to have a significant increase in the sales of Lasers and laser products during the current fiscal year ending September 30, 2012.

In addition, in January 2012, we received $200,000 from the sale of three patents to a third party (See Note 7 “Subsequent Events” contained in the Notes to the Consolidated Financial Statements) which will be used to fund operations.

We believe that existing cash flows will be sufficient to fund operations through December 31, 2012; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2011 and the results of its operations and its cash flows for the three months ended December 31, 2011 and 2010. Results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2011 annual report on Form 10-K for the year ended September 30, 2011.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. On October 10, 2011, the Board of Directors approved the exchange of 171,000 out-of-money, fully-vested stock options, to certain employees, for an equal number of stock options at the current market price on that date of $0.13 per option. As a result of the modification, the Company recorded an additional expense of $9,000.

As of December 31, 2011, there was approximately $23,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three months ended December 31, 2011 and 2010, which was allocated as follows:

	Three Months Ended
	December 31, 2011	December 31, 2010
Stock-based compensation included in:
Cost of revenues	$1,000	$1,000
Research and development expenses	$1,000	$1,000
Selling, general, and administrative expenses	$10,000	$2,000

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	December 31, 2011	September 30, 2011
Raw materials	$1,047,000	$948,000
Work-in-process	431,000	255,000
Finished goods	842,000	959,000
	$2,320,000	$2,162,000

For the three months ended December 31, 2011 and 2010, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	December 31, 2011	September 30, 2011
Royalty receivable	$31,000	$5,000
Prepaid insurance	64,000	76,000
Prepaid income tax	3,000	3,000
Prepaid rent	33,000	33,000
Short-term deposits	8,000	8,000
Other	13,000	18,000
Total other current assets	$152,000	$143,000

Property and equipment consist of the following:

	December 31, 2011	September 30, 2011
Furniture and equipment	$3,762,000	$3,762,000
Leasehold improvements	643,000	643,000
Other	248,000	248,000
	4,653,000	4,653,000
Less accumulated depreciation and amortization	(3,702,000)	(3,626,000)
Total property and equipment	$951,000	$1,027,000

Accrued expenses consist of the following:

	December 31, 2011	September 30, 2011
Accrued vacation	$170,000	$174,000
Accrued salaries and wages	114,000	54,000
Accrued bonus	7,000	32,000
Sales and use tax	61,000	70,000
Accrued legal	16,000	16,000
Customer deposits	6,000	3,000
Accrued commissions	36,000	58,000
Accrued PEO Expense	18,000	--
Accrued payroll taxes	--	4,000
Other	16,000	17,000
Total accrued expenses	$444,000	$428,000

NOTE 3 - Note Payable to Related Party, Notes Payable and Capital Leases

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

As of  December 31, 2011, the principal balance of the Note was $156,000. The Note was subsequently paid in full with accrued interest on January 3, 2012.

Notes payable and capital leases consists of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	57,000	70,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	7,000	8,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	6,000	13,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and require monthly principal and interest payments of $13,803 through January 2012.	14,000	55,000
	$84,000	$146,000

Less: current portion	(78,000)	(133,000)
	$6,000	$13,000

NOTE 4 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which $16,000 remains as of December 31, 2011. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

NOTE 5 - Segment Information

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

Data with respect to these operating activities for the three months ended December 31, 2011 and 2010 are as follows:

	For the Three Months Ended December 31, 2011			For the Three Months Ended December 31, 2010

	Products	Service and Rental	Total	Products	Service and Rental	Total

Revenue	$776,000	$614,000	$1,390,000	$929,000	$706,000	$1,635,000
Cost of sales	491,000	379,000	870,000	611,000	415,000	1,026,000

Gross profit	285,000	235,000	520,000	318,000	291,000	609,000

Expenses:
Selling, general and administrative	488,000	170,000	658,000	529,000	178,000	707,000
Research and development	210,000	--	210,000	210,000	--	210,000

Income (loss) from operations	$(413,000)	$65,000	(348,000)	$(421,000)	$113,000	(308,000)
Other:
Interest income			--			1,000
Interest expense			(4,000)			(18,000)
Royalty income			31,000			19,000
Change in fair market value of derivative liabilities			--			15,000
Other income			36,000			--
Provision for income tax			--			(2,000)
Net loss			$(285,000)			$(293,000)

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2011 and 2010 were as follows:

	For the Three Months Ended December 31,
	2011	2010
By similar products and services:
Revenues:
Laser equipment and accessories	$102,000	$256,000
Delivery and disposable devices	674,000	673,000
Service and rental	614,000	706,000
Total	$1,390,000	$1,635,000

Gross profit
Laser equipment and accessories	$(21,000)	$15,000
Delivery and disposable devices	306,000	303,000
Service and rental	235,000	291,000
Total	$520,000	$609,000

Sales in foreign countries for the three months ended December 31, 2011 and 2010 accounted for approximately 25% and 18%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended December 31,
	2011	2010
Asia	$127,000	$276,000
Europe	89,000	40,000
Latin America	99,000	44,000
Australia	39,000	11,000
Middle East	--	8,000
Other	--	--
	$354,000	$379,000

All long-lived assets were located in the United States during the three months ended December 31, 2011 and 2010 with the exception of one laser located in Canada. Total segment assets at December 31, 2011 and 2010 for the Products segment were $3,448,000 and $5,714,000, respectively, and for the Service and Rental segment were $1,791,000 and $1,547,000, respectively. The $2,666,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year quarter was primarily the result of $2,000,000 received from a competitor as a result of a settlement agreement during the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 6.  RELATED-PARTY TRANSACTIONS

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. The Company incurred $1,000 in expense for the services provided under the agreement, which was recorded to marketing expense during each of the periods ended December 31, 2011 and 2010.

See Note 3 for discussion note payable to related parties.

NOTE 7. SUBSEQUENT EVENTS

See Note 3 for discussion regarding repayment of $156,000 in notes payable to a related party.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2011, contained in our 2011 Annual Report on Form 10-K.

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

Quarter ended December 31, 2011 compared to quarter ended December 31, 2010

During the quarter ended December 31, 2011, net revenues were $1,390,000 as compared to $1,635,000 for the same period of the previous year, a $245,000 or 15% decrease. Net sales from lasers and accessories decreased by $154,000 or 60.2% to $102,000 during the three months ended December 31, 2011 from $256,000 in the same period of the prior year. Net sales from delivery and disposable devices remained relatively unchanged at $674,000 in the current quarter from $673,000 in the same quarter of the prior year. Net sales from service and rental decreased by $92,000 or 13% to $614,000 from $706,000 for the same quarters.

Cost of sales during the quarter ended December 31, 2011 was 62.5% of net revenue as compared to 62.8% of net revenues for the prior year quarter. Gross profit from the sale of lasers and accessories was (21.2)% as compared to 5.9% of net revenues for the prior year three-month period. The decrease in gross profit from the sale of Lasers was primarily due to a volumizing difference due to a lower production of Lasers resulting from the 60.2% decrease in sales of same. Gross profit from the sale of delivery and disposable devices was 45.0% for the current three-month period and the same period for the prior year. Gross profit from revenue received from service and rentals was 38.3% in the current quarter, as compared to 41.2% for the prior three-month period. The reduction in gross profit for service and rentals was primarily due to a decrease in sales from MST.

Selling, general and administrative expenses decreased in the current quarter to $658,000 from $707,000 in the prior year quarter, an decrease of $49,000 or 6.9%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $66,000 in legal expense and $5,000 in commissions expense, offset by increases of $8,000 in stock-based compensation, $5,000 in rent expense and $4,000 in bank charges.

Research and development expenditures of $210,000 for the quarter ended December 31, 2011, remained relatively the same as compared $210,000 for the quarter ended December 31, 2010.

Other income, net increased by $48,000 or 320% to $63,000 in the first quarter ended December 31, 2011 from $15,000 in the first quarter of the prior year, primarily due to a an insurance settlement of $35,000 and an increase of $12,000 in royalty income received from Lumenis. Other income during the quarter ended December 31, 2010 primarily consisted of $19,000 of royalty income and $15,000 resulting from the change in fair market value of derivative liabilities, offset by $18,000 in interest expense.

For the current quarter, the Company had a net loss of $285,000 or $0.02 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to net loss of $293,000, or $0.02 per share, based on 18,365,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Liquidity and Capital

At December 31, 2011, the Company had working capital of $2,694,000 compared to $2,904,000 at the end of the fiscal year ended September 30, 2011. Cash decreased by $445,000 to $706,000 from $1,151,000 at the fiscal year ended September 30, 2010. During the three month period ended December 31, 2011, net cash used in operating activities was $352,000. Net cash used in financing activities during the same three month period was $93,000, which was the result of payments on debt incurred for the servicing of loans for equipment and certain insurance policies and principal payments on related party notes.

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

Subsequent to the period ended December 31, 2011, we received 19 purchase orders for future delivery of Lasers during the current fiscal year. We are expecting to have a significant increase in the sales of Lasers and laser products during the current fiscal year ending September 30, 2012.

In addition, in January 2012, we received $200,000 from the sale of three patents to a third party (See Note 7 “Subsequent Events” contained in the Notes to the Consolidated Financial Statements) which will be used to fund operations.

We believe that existing cash flows will be sufficient to fund operations through December 31, 2012; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and/or replace certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

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

Changes in Internal Control Over Financial Reporting. During the period covered by this report, there have been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes were the remediation of the material weaknesses identified in Part II, Item 9, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

PART II  Other Information

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

(a)      Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date: February 21, 2012	By:	s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: February 21, 2012	By:	s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer