Form 10-Q
period 2012-03-31
TRIMEDYNE INC
filed 2012-05-21
CIK 357001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Common Stock, $.01 Par Value per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☒

As of May 18, 2012, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	September 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$478,000	$1,151,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at March 31, 2012 and September 30, 2011	553,000	598,000
Inventories	2,169,000	2,162,000
Other current assets	105,000	143,000
Total current assets	3,305,000	4,054,000

Property and equipment, net	895,000	1,027,000
Other	70,000	92,000
Goodwill	544,000	544,000
Total Assets	$4,814,000	$5,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$163,000	$270,000
Accrued expenses	335,000	428,000
Deferred revenue	51,000	93,000
Accrued warranty	28,000	38,000
Current portion of note payable and capital leases	49,000	133,000
Note payable to related party	--	187,000
Accrued interest due to related party	--	1,000
Total current liabilities	626,000	1,150,000

Note payable and capital leases, net of current portion	--	13,000
Deferred rent	73,000	100,000

Total liabilities	699,000	1,263,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued at March 31, 2012 and September 30, 2011, 18,395,960 shares outstanding at March 31, 2012 and September 30, 2011	186,000	186,000
Additional paid-in capital	51,282,000	51,268,000
Accumulated deficit	(46,640,000)	(46,287,000)
	4,828,000	5,167,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	4,115,000	4,454,000

Total liabilities and stockholder's equity	$4,814,000	$5,717,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net revenues	$1,526,000	$1,880,000	$2,916,000	$3,515,000
Cost of sales	1,051,000	1,103,000	1,921,000	2,129,000
Gross profit	475,000	777,000	995,000	1,386,000

Operating expenses:
Selling, general and administrative	622,000	709,000	1,280,000	1,416,000
Research and development	149,000	171,000	359,000	381,000
Total operating expenses	771,000	880,000	1,639,000	1,797,000

Loss from operations	(296,000)	(103,000)	(644,000)	(411,000)

Other income, net	227,000	30,000	290,000	47,000

Loss before provision for income taxes	(69,000)	(73,000)	(354,000)	(364,000)

Provision for income taxes	--	2,000	--	4,000

Net loss	$(69,000)	$(75,000)	$(354,000)	$(368,000)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding:

Basic	18,395,960	18,365,960	18,395,960	18,365,960
Diluted	18,395,960	18,365,960	18,395,960	18,365,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(354,000)	$(368,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	15,000	6,000
Depreciation and amortization	152,000	151,000
Amortization of debt discount	--	10,000
Change in fair value of warrant liability	--	(11,000)
Gain on disposal of assets	(20,000)	(1,000)

Changes in operating assets and liabilities:
Trade accounts receivable	45,000	100,000
Inventories	(7,000)	187,000
Other assets	60,000	79,000
Accounts payable	(107,000)	263,000
Accrued expenses	(93,000)	(138,000)
Accrued interest senior notes	(1,000)	16,000
Deferred revenue	(42,000)	(32,000)
Accrued warranty	(10,000)	23,000
Deferred rent	(27,000)	6,000

Net cash provided by (used in) operating activities	(389,000)	291,000

Cash flows from investing activities:
Purchase of property and equipment	--	(383,000)

Net cash used in investing activities	--	(383,000)

Cash flows from financing activities:
Proceeds from note payable to related party	--	250,000
Payments on note payable to related party	(187,000)	--
Payments on note payable and capital leases	(97,000)	(100,000)
Net cash (used in) financing activities	(284,000)	150,000

Net increase (decrease) in cash and cash equivalents	(673,000)	58,000
Cash and cash equivalents at beginning of period	1,151,000	2,528,000
Cash and cash equivalents at end of period	$478,000	$2,586,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the six months ended March 31, 2012 and $2,000 was paid during the six-month period ended March 31, 2011.

Cash paid for interest during the six months ended March 31, 2012 and 2011 was approximately $7,000 and $11,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

During the six-month period ended March 31, 2012, we received 19 purchase orders for future delivery of Lasers during the current fiscal year. We have subsequently delivered three of these lasers during the month of April. We are expecting to have a significant increase in the sales of Lasers and laser products during the current fiscal year ending September 30, 2012.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2012 and the results of its operations and its cash flows for the six months ended March 31, 2012 and 2011. Results for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2011 annual report on Form 10-K for the year ended September 30, 2011.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

As of March 31, 2012, there was approximately $19,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three and six months ended March 31, 2012 and 2011, which was allocated as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Stock-based compensation included in:
Cost of revenues	$--	$--	$1,000	$1,000
Research and development expenses	$--	$--	$1,000	$1,000
Selling, general, and administrative expenses	$1,000	$2,000	$13,000	$6,000

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31, 2012	September 30, 2011

Raw materials	$1,041,000	$948,000
Work-in-process	325,000	255,000
Finished goods	803,000	959,000
	$2,169,000	$2,162,000

As of March 31, 2012 and September 30, 2011, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	March 31, 2012	September 30, 2011

Royalty receivable	$29,000	$5,000
Prepaid insurance	30,000	76,000
Prepaid income tax	3,000	3,000
Prepaid rent	33,000	33,000
Short-term deposits	8,000	8,000
Other	2,000	18,000
Total other current assets	$105,000	$143,000

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Property and equipment consist of the following:

	March 31, 2012	September 30, 2011

Furniture and equipment	$3,762,000	$3,762,000
Leasehold improvements	643,000	643,000
Other	268,000	248,000
	4,673,000	4,653,000)
Less accumulated depreciation and amortization	(3,778,000)	(3,626,000)
Total property and equipment	$895,000	$1,027,000

Accrued expenses consist of the following:

	March 31, 2012	September 30, 2011

Accrued vacation	$139,000	$174,000
Accrued salaries and wages	50,000	54,000
Accrued bonus	14,000	32,000
Sales and use tax	56,000	70,000
Accrued legal	--	16,000
Customer deposits	2,000	3,000
Accrued commissions	54,000	58,000
Accrued payroll taxes	--	4,000
Other	20,000	17,000
Total accrued expenses	$335,000	$428,000

NOTE 3 - Note Payable to Related Party

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

The Note was paid in full with accrued interest on January 3, 2012.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 4 - Notes Payable and Capital leases

Notes payable and capital leases consists of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	$43,000	$70,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	6,000	8,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	--	13,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and require monthly principal and interest payments of $13,803 through January 2012.	--	55,000
	49,000	146,000

Less: current portion	(49,000)	(133,000)
	$--	$13,000

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which zero remains as of March 31, 2012. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Data with respect to these operating activities for the three and six months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$949,000	$577,000	$1,526,000	$1,238,000	$642,000	$1,880,000
Cost of sales	670,000	381,000	1,051,000	721,000	382,000	1,103,000

Gross profit	279,000	196,000	475,000	517,000	260,000	777,000

Expenses:
Selling, general and administrative	473,000	149,000	622,000	510,000	199,000	709,000
Research and development	149,000	--	149,000	171,000	--	171,000

Income (loss) from operations	$(343,000)	$47,000	(296,000)	$(164,000)	$61,000	(103,000)

Other:
Interest income			--			1,000
Interest expense			(3,000)			(16,000)
Royalty income			28,000			49,000
Other income			202,000			--
Gain on change in fair value of warrant liability			--			(4,000)
Income taxes			--			(2,000)
Net loss			$(69,000)			$(75,000)

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

	For the Six Months Ended March 31, 2012			For the Six Months Ended March 31, 2011
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,725,000	$1,191,000	$2,916,000	$2,167,000	$1,348,000	$3,515,000
Cost of sales	1,161,000	760,000	1,921,000	1,332,000	797,000	2,129,000

Gross profit	564,000	431,000	995,000	835,000	551,000	1,386,000

Expenses:
Selling, general and administrative	961,000	319,000	1,280,000	1,039,000	377,000	1,416,000
Research and development	359,000	--	359,000	381,000	--	381,000

Income (loss) from operations	$(756,000)	$112,000	(644,000)	$(585,000)	$174,000	(411,000)

Other:
Interest income			--			2,000
Interest expense			(7,000)			(34,000)
Royalty income			59,000			68,000
Gain on change in fair value of warrant liability			--			11,000
Other income			238,000			--
Income taxes			--			(4,000)
Net loss			$(354,000)			$(368,000)

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$282,000	$511,000	$384,000	$767,000
Delivery and disposable devices	667,000	727,000	1,341,000	1,400,000
Service and rental	577,000	642,000	1,191,000	1,348,000
Total	$1,526,000	$1,880,000	$2,916,000	$3,515,000

Gross profit
Products:
Laser equipment and accessories	$26,000	$134,000	$11,000	$182,000
Delivery and disposable devices	253,000	383,000	553,000	653,000
Service and rental	196,000	260,000	431,000	551,000
Total	$475,000	$777,000	$995,000	$1,386,000

TRIMEDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Sales in foreign countries for the three months ended March 31, 2012 and 2011, accounted for approximately 15% and 23%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2012 and 2011 accounted for approximately 20% and 23%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Asia	$125,000	$165,000	$252,000	$441,000
Europe	100,000	61,000	189,000	101,000
Latin America	2,000	5,000	101,000	49,000
Middle East	2,000	94,000	2,000	102,000
Australia	7,000	99,000	46,000	110,000
Other	--	--	--	--
	$236,000	$424,000	$590,000	$803,000

All long-lived assets were located in the United States during the six months ended March 31, 2012 and 2011 with the exception of one laser located in Canada. Total segment assets at March 31, 2012 and 2011 for the Products segment were $3,065,000 and $5,620,000, respectively, and for the Service and Rental segment were $1,727,000 and $1,849,000, respectively. The $2,555,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year six-month period was primarily the result of $2,000,000 received from a competitor as a result of a settlement agreement during the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 7 - Related Party Transactions

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. The Company incurred $1,000 in expense for the services provided under the agreement, which was recorded to marketing expense during each of the periods ended March 31, 2012 and 2011.

See Note 3 for discussion note payable to related party.

NOTE 8 - Subsequent Events

On April 1, 2012 the Company entered into a finance agreement to purchase certain insurance policies for $110,000. The note bears interest at 3.3% per annum and requires monthly principal and interest payments of $10,192 through March 2013.

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

Three months ended March 31, 2012 compared to three months ended March 31, 2011

During the quarter ended March 31, 2012, net revenues were $1,526,000 as compared to $1,880,000 for the same period of the previous year, a $354,000 or 18.8% decrease. Net sales from lasers and accessories decreased by $229,000 or 44.8% to $282,000 during the quarter ended March 31, 2012 from $511,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net sales from delivery and disposable devices decreased by $60,000 or 8.3% to $667,000 in the quarter ended March 31, 2012 from $727,000 in the same period of the previous year. During the quarter ended March 31, 2012, net sales from service and rental decreased by $65,000 or 10.1% to $577,000 from $642,000 for the same quarter of the prior year. The decrease in service and rental revenue was primarily due to a decrease in fee-per-case revenue from MST for certain procedures. Revenue from export sales decreased by $188,000 or 44.3% to $236,000 during the quarter ended March 31, 2012 from $424,000 during the same quarter of the previous year, primarly due to a decrease in laser sales in during the current three-month period.

Cost of sales during the quarter ended March 31, 2012 was $1,051,000 or 68.9% of net revenues as compared to $1,103,000 or 58.7% the same period of the previous year, primarily due a one-time adjustment resulting from the re-evaluation of inventory cost standards and a volumizing difference resulting from a reduction in Laser sales . Gross profit from the sale of lasers and accessories was 9.2% as compared to a gross profit of 26.2% for the same quarter of the previous year, primarily due to a volumizing difference due to the decrease in laser sales during the current three-month period.  The gross profit from the sale of delivery and disposable devices was 37.9% as compared to 52.7% for the same quarter of the previous year. This decrease in gross profit as compared to the same quarter of the prior year was primarily the result of a one-time adjustment resulting from the revaluation of inventory cost standards. Gross profit from revenue received from service and rentals were 34.0% as compared to 40.5% for the same quarter of the previous year. This decrease in gross profit was primarily due to a decrease in fee-per-case revenue from MST while maintaining existing overhead combined with a decrease in billable service revenue from Trimedyne, Inc. while maintaining existing overhead.

Selling, general and administrative expenses decreased in the quarter ended March 31, 2012 to $622,000 from $709,000 in the same period of the previous year, an decrease of $87,000 or 12.3%. The decrease in selling, general and administrative expenses during the quarter ended March 31, 2012 compared to the same period of the previous year was primarily the result of decreases in legal expense of $27,000 and commission expense of $34,000, offset by an increase in outside administrative services of $13,000.

Research and development expenditures for the quarter ended March 31, 2012, decreased $22,000 or 12.9% to $149,000 as compared to $171,000 in the same period of the previous year. The continuing expenditure for research and development was primarily a result of the Company continuing its product development efforts in developing its new reusable Side-Firing Laser Fibers for sale by the Company for spine and urology applications and supporting manufacturing, while reducing costs to conserve capital.

Other income, net, increased by $197,000 or 656.7% to $227,000 in the quarter ended March 31, 2012 from $30,000 in the same period of the previous year. This increase was primarily the result of the receipt of $200,000 resulting from the Company entering into an agreement for the sale of certain patents to a third party. Under the terms of the agreement, the Company received a non-exclusive, royalty free license to the patents. In addition, the Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

For the quarters ended March 31, 2012 and 2011, the Company had a net loss of $69,000 or $0.00 per share, as compared to a net loss of $75,000 or $0.00 per share, respectively, based on 18,395,960 and 18,365,960 basic weighted average number of common shares outstanding, respectively, resulting from the above mentioned factors.

Six months ended March 31, 2012 compared to six months ended March 31, 2011

During the six months ended March 31, 2012, net revenues decreased to $2,916,000 as compared to $3,515,000 for the same period of the previous year, a $599,000 or 17.0% decrease. Net sales from lasers and accessories decreased by $383,000 or 49.9% to $384,000 during the six months ended March 31, 2012 from $767,000 in the same period of the previous year.  Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from delivery and disposable devices decreased by $59,000 or 4.2% to $1,341,000 during the six months ended March 31, 2012 from $1,400,000 for the same period of the previous year. Net revenues from service and rental decreased by $157,000 or 11.7% to $1,191,000 from $1,348,000 for the same period of the previous year. The decrease in service and rental revenue was primarily due to a decrease in fee-per-case revenue during the current six-month period as compared to the same period of the previous year. Revenue from export sales decreased by $213,000 to $590,000 during the six-month period ended March 31, 2012 from $803,000 during the same period of the previous year, primarly due to a decrease in laser sales in during the current six-month period.

Cost of sales during the six months ended March 31, 2012 were $1,921,000 or 65.9% of net revenues as compared to $2,129,000 or 60.6% for the same period of the previous year. Gross profit from the sale of lasers and accessories was 2.87% as compared to 23.4% for the same six-month period of the previous year, primarily due to a volumizing difference due to the decrease in laser sales during the current six-month period. Gross profit from the sale of delivery and disposable devices was 41.2% as compared to 46.7% for the same six-month period of the previous year. This decrease in gross profit as compared to the same six-month period of the prior year, was primarily the result of a one-time adjustment resulting from the re-evaluation of inventory cost standards. Gross profit from revenue received from service and rentals were 36.2% as compared to 40.9% for the same six-month period of the previous year. This decrease in gross profit was primarily due to a decrease in fee-per-case revenue from MST while maintaining existing overhead.

For the six months ended March 31, 2012, selling, general and administrative expenses totaled $1,280,000 as compared to $1,416,000 for the same period of the previous year, a $136,000 or 9.6% decrease. The decrease in selling, general and administrative expenses during the six-month period ended March 31, 2012 was primarily the result of decreases in legal expense of $87,000, commission expense of $39,000 and amortization expense of $18,000, offset by an increase in outside services of $18,000.

During the six months ended March 31, 2012, research and development expenses decreased to $359,000 from $381,000 in the same six-month period of the previous year, a decrease of $22,000 or 5.8%. The continuing expenditure for research and development was primarily due to the Company continuing its product development efforts in developing its new reusable Side-Firing Laser Fibers for sale by the Company for spine and urology applications and supporting manufacturing, while reducing costs to conserve capital.

Other income increased by $243,000 or 517.0% to $290,000 in the six-month period ended March 31, 2012 from $47,000 in the same six-month period of the previous year. This increase was primarily the result of the receipt of an insurance settlement of $35,000 and $200,000 resulting from the Company entering into an agreement for the sale of certain patents to a third party. Under the terms of the agreement, the Company received a non-exclusive, royalty free license to the patents. In addition, the Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

For the six months ended March 31, 2012 and 2011, the Company had a net loss of $354,000 or $0.02 per share, as compared to a net loss of $368,000 or $0.02 per share, respectively, based on 18,965,960 and 18,365,960 basic weighted average number of common shares outstanding, respectively, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2012, the Company had working capital of $2,679,000 compared to $2,904,000 at the end of the fiscal year ended September 30, 2011. Cash decreased by $678,000 to $478,000 from $1,151,000 at the fiscal year ended September 30, 2011. During the six month period ended March 31, 2012, net cash used in operating activities was $389,000. Net cash used in financing activities during the same six-month period was $284,000, consisting of payments on related party notes and debt of $284,000 incurred for the servicing of loans for equipment and certain insurance policies, During the previous comparable period, we financed activities consisting of the Company borrowing $250,000 at a more favorable interest rate from a related party to pay a vendor for the purchase of property and equipment for MST and payments of $100,000 on notes payable and capital leases.

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

During the period ended March 31, 2012, we received 19 purchase orders for future delivery of Lasers during the current fiscal year. We are expecting to have a significant increase in the sales of Lasers and laser products during the current fiscal year ending September 30, 2012.

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

TRIMEDYNE, INC.

Date:	May 21, 2012	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman, CEO

Date:	May 21, 2012	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer