Form 10-Q
period 2012-06-30
TRIMEDYNE INC
filed 2012-08-20
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 17, 2012, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$701,000	$1,151,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2012 and September 30, 2011	455,000	598,000
Inventories	2,049,000	2,162,000
Other current assets	218,000	143,000
Total current assets	3,423,000	4,054,000

Property and equipment, net	831,000	1,027,000
Other	71,000	92,000
Goodwill	544,000	544,000
Total Assets	$4,869,000	$5,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$263,000	$270,000
Accrued expenses	400,000	428,000
Deferred revenue	42,000	93,000
Accrued warranty	32,000	38,000
Current portion of note payable and capital leases	114,000	133,000
Income tax payable	3,000
Note payable to related party	–	187,000
Accrued interest due to related party	–	1,000
Total current liabilities	854,000	1,150,000

Note payable and capital leases, net of current portion	–	13,000
Deferred rent	59,000	100,000

Total liabilities	913,000	1,263,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued at June 30, 2012 and September 30, 2011, 18,395,960 shares outstanding at June 30, 2012 and September 30, 2011	186,000	186,000
Additional paid-in capital	51,291,000	51,268,000
Accumulated deficit	(46,808,000)	(46,287,000)
	4,669,000	5,167,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)
Total stockholders' equity	3,956,000	4,454,000
Total liabilities and stockholder's equity	$4,869,000	$5,717,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$1,715,000	$1,409,000	$4,631,000	$4,924,000
Cost of sales	1,071,000	882,000	2,992,000	3,011,000
Gross profit	644,000	527,000	1,639,000	1,913,000

Operating expenses:
Selling, general and administrative	643,000	707,000	1,923,000	2,123,000
Research and development	187,000	248,000	546,000	629,000
Total operating expenses	830,000	955,000	2,469,000	2,752,000

Loss from operations	(186,000)	(428,000)	(830,000)	(839,000)

Other income, net	23,000	–	313,000	47,000

Loss before provision for income taxes	(163,000)	(428,000)	(517,000)	(792,000)

Provision for income taxes	5,000	1,000	5,000	5,000

Net loss	$(168,000)	$(429,000)	$(522,000)	$(797,000)

Net loss per share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(522,000)	$(797,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	24,000	25,000
Depreciation and amortization	230,000	226,000
Gain on change in fair value of derivative liabilities	–	(43,000)
(Gain) loss on disposal of assets	(21,000)	3,000
Loss on extinguishment of debt and derivative liabilities	–	36,000
Changes in operating assets and liabilities:
Trade accounts receivable	143,000	93,000
Inventories	113,000	(73,000)
Other assets	45,000	26,000
Accounts payable	(7,000)	139,000
Accrued expenses	(28,000)	(121,000)
Income tax payable	3,000	–
Deferred revenue	(51,000)	(32,000)
Accrued warranty	(6,000)	18,000
Deferred rent	(41,000)	4,000
Accrued interest related party note	(1,000)	(3,000)

Net cash (used in) operating activities	(119,000)	(499,000)

Cash flows from investing activities:
Purchase of property and equipment	(13,000)	(415,000)

Net cash (used in) investing activities	(13,000)	(415,000)

Cash flows from financing activities:

Proceeds from note payable to related party	–	250,000
Payments on note payable to related party	(187,000)	(31,000)
Payments on senior secured note to related party	–	(500,000)
Payments on notes payable and capital leases	(131,000)	(25,000)

Net cash (used in) financing activities	(318,000)	(306,000)

Net (decrease) in cash and cash equivalents	(450,000)	(1,220,000)
Cash and cash equivalents at beginning of period	1,151,000	2,528,000
Cash and cash equivalents at end of period	$701,000	$1,308,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2012 and 2011 was $2,000 and $2,000 respectively.

Cash paid for interest during the nine months ended June 30, 2012 and 2011 was approximately $9,000 and $53,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the nine months ended June 30, 2012 and 2011, the Company financed the purchase of certain insurance policies with a $110,000 and a $136,000 note respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

During the nine-month period ended June 30, 2012, we received 19 purchase orders for future delivery of Lasers during the current fiscal year of which five have been completed and shipped during the three-month period ended June 30, 2012.

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

We believe that existing cash flows will be sufficient to fund operations through March 31, 2013; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2012 and the results of its operations and its cash flows for the nine months ended June 30, 2012 and 2011. Results for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

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

JUNE 30, 2012

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

As of June 30, 2012, there was approximately $24,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three and nine months ended June 30, 2012 and 2011, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock-based compensation included in:
Cost of revenues	$1,000	$–	$2,000	$1,000
Research and development expenses	$–	$–	$1,000	$1,000
Selling, general, and administrative expenses	$3,000	$14,000	$16,000	$20,000

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$807,000	$948,000
Work-in-process	291,000	255,000
Finished goods	951,000	959,000
	$2,049,000	$2,162,000

As of June 30, 2012 and September 30, 2011, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	June 30, 2012	September 30, 2011
Royalty receivable	$24,000	$5,000
Prepaid insurance	118,000	76,000
Prepaid income tax	11,000	3,000
Prepaid rent	34,000	33,000
Short-term deposits	8,000	8,000
Other	23,000	18,000
Total other current assets	$218,000	$143,000

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Property and equipment consist of the following:

	June 30, 2012	September 30, 2011
Furniture and equipment	$3,775,000	$3,762,000
Leasehold improvements	643,000	643,000
Other	268,000	248,000
	4,686,000	4,653,000)
Less accumulated depreciation and amortization	(3,855,000)	(3,626,000)
Total property and equipment	$831,000	$1,027,000

Accrued expenses consist of the following:

	June 30, 2012	September 30, 2011
Accrued vacation	$162,000	$174,000
Accrued salaries and wages	95,000	54,000
Accrued bonus	23,000	32,000
Sales and use tax	55,000	70,000
Accrued legal	–	16,000
Customer deposits	2,000	3,000
Accrued commissions	42,000	58,000
Accrued payroll taxes	–	4,000
Other	21,000	17,000
Total accrued expenses	$400,000	$428,000

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

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 4 - Notes Payable and Capital Leases

Notes payable and capital leases consists of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	$33,000	$70,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	–	8,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	–	13,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $10,192 through March 2013.	81,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and require monthly principal and interest payments of $13,803 through January 2012.	–	55,000
	114,000	146,000

Less: current portion	(114,000)	(133,000)
	$–	$13,000

NOTE 5 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which zero remains as of June 30, 2012. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Data with respect to these operating activities for the three and nine months ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,070,000	$645,000	$1,715,000	$721,000	$688,000	$1,409,000
Cost of sales	655,000	416,000	1,071,000	428,000	454,000	882,000

Gross profit	415,000	229,000	644,000	293,000	234,000	527,000

Expenses:
Selling, general and administrative	483,000	160,000	643,000	537,000	170,000	707,000
Research and development	187,000	–	187,000	248,000	–	248,000

Income (loss) from operations	$(255,000)	$69,000	(186,000)	$(492,000)	$64,000	(428,000)

Other:
Interest income			–			1,000
Interest expense			(2,000)			(19,000)
Royalty income			24,000			23,000
Gain (loss) on disposal of equipment			–			(3,000)
Other income			1,000			2,000
Gain on change in fair value of derivative liabilities			–			32,000
Loss on extinguishment of note payable			–			(36,000)
Income taxes			(5,000)			(1,000)
Net loss			$(168,000)			$(429,000)

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

	For the Nine Months Ended June 30, 2012			For the Nine Months Ended June 30, 2011
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,795,000	$1,836,000	$4,631,000	$2,888,000	$2,036,000	$4,924,000
Cost of sales	1,816,000	1,176,000	2,992,000	1,760,000	1,251,000	3,011,000

Gross profit	979,000	660,000	1,639,000	1,128,000	785,000	1,913,000

Expenses:
Selling, general and administrative	1,444,000	479,000	1,923,000	1,576,000	547,000	2,123,000
Research and development	546,000	--	546,000	629,000	--	629,000

Income (loss) from operations	$(1,011,000)	$181,000	(830,000)	$(1,077,000)	$238,000	(839,000)

Other:
Interest income			--			3,000
Interest expense			(9,000)			(53,000)
Royalty income			83,000			91,000
Gain on change in fair value of derivative liabilities			--			43,000
Loss on extinguishment of note payable			--			(36,000)
Loss on disposal of equipment			--			(3,000)
Other income			239,000			2,000
Income taxes			(5,000)			(5,000)
Net loss			$(522,000)			$(797,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$306,000	$158,000	$690,000	$925,000
Delivery and disposable devices	764,000	563,000	2,105,000	1,963,000
Service and rental	645,000	688,000	1,836,000	2,036,000
Total	$1,715,000	$1,409,000	$4,631,000	$4,924,000

Gross profit
Products:
Laser equipment and accessories	$1,000	$44,000	$12,000	$226,000
Delivery and disposable devices	414,000	249,000	967,000	902,000
Service and rental	229,000	234,000	660,000	785,000
Total	$644,000	$527,000	$1,639,000	$1,913,000

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Sales in foreign countries for the three months ended June 30, 2012 and 2011, accounted for approximately 30% and 15%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2012 and 2011 accounted for approximately 24% and 20%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2012	Ended June 30, 2011	Ended June 30, 2012	Ended June 30, 2011
Asia	$172,000	$33,000	$425,000	$474,000
Europe	39,000	102,000	228,000	203,000
Latin America	252,000	59,000	354,000	108,000
Middle East	–	–	–	102,000
Australia	37,000	–	83,000	110,000
Other	2,000	–	2,000	–
	$502,000	$194,000	$1,092,000	$997,000

All long-lived assets were located in the United States during the nine months ended June 30, 2012 and 2011 with the exception of one laser located in Canada. Total segment assets at June 30, 2012 and 2011 for the Products segment were $3,000,000 and $3,056,000, respectively, and for the Service and Rental segment were $1,848,000 and $1,727,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 7 - Related Party Transactions

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. The Company incurred $1,000 in expense for the services provided under the agreement, which was recorded to marketing expense during each of the periods ended June 30, 2012 and 2011.

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011

During the quarter ended June 30, 2012, net revenues were $1,715,000 as compared to $1,409,000 for the same period of the previous year, a $306,000 or 22% increase primarily due an increase in international sales. Net sales from lasers and accessories increased by $148,000 or 94% to $306,000 during the three months ended June 30, 2011 from $158,000 in the same period of the prior year. Net sales from delivery and disposable devices increased by $201,000 or 36% to $764,000 during the three months ended June 30, 2011 from $563,000 in the same period of the prior year. Export sales increased by $308,000 or 159% to $502,000 from $194,000 for the same quarter of the prior year. The increase in export sales was primarily due to a increase in sales to Latin America. Net sales from service and rental decreased by $43,000 or 6% to $645,000 from $688,000 for the same quarters. This decrease was primarily due to a decrease in fee-per-case revenues from MST for BPH procedures.

Cost of sales during the quarter ended June 30, 2012 was $1,071,000 or 62% of net revenues as compared to $882,000 or 63% the prior year quarter. Gross profit from the sale of lasers and accessories was 0% as compared to 28% for the prior year three-month period. The decrease in gross profit for lasers and accessories was primarily the result of a one-time adjustment to laser inventory. Gross profit from the sale of delivery and disposable devices was 54% as compared to 44% for the prior year three-month period. The increase in gross profit was primarily due to a volumnizing difference due to the 36% increase in delivery and disposable device sales during the current year quarter as compared to the prior year quarter. Gross profit from revenue received from service and rentals was 36% as compared to 34% for the prior year three-month period. The higher gross profit for the current quarter was primarily attributable to an increase in billable service revenue at our California facility while maintaining existing overhead for our service department.

Selling, general and administrative expenses decreased in the current quarter to $643,000 from $707,000 in the prior year quarter, a decrease of  $64,000 or 9%. The decrease in selling, general and administrative expenses during the current three-month period was primarily due to  decreases of $33,000 in payroll related expense, recruiting expense of $38,000, and $19,000 in expense incurred commissions, offset by increases of $15,000 in marketing expense, $4,000 in legal expense and $5,000 in rent expense incurred for MST.

Research  and  development  expenditures for the quarter ended June 30, 2012 decreased $61,000 or 25% to $187,000 as compared to $248,000 in the quarter ended June 30, 2010.

Other income, net, increased by $23,000 to $23,000 in the quarter ended June 30, 2012 from $0 in the same quarter of the prior year. The increase in other income was primarily the result of a decrease in interest expense of $17,000, due to payments on debt from notes.

For the current quarter, the Company had a net loss of $168,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $429,000 or $0.02 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2012 compared to nine months ended June 30, 2011

During the nine months ended June 30, 2012, net revenues were $4,631,000 as compared to $4,924,000 for the same period of the previous year, a $293,000 or 6% decrease. Net revenues from lasers and accessories decreased by $235,000 or 25% to $690,000 during the nine months ended June 30, 2012 from $925,000 in the same period of the prior year. Net revenues from delivery and disposable devices increased by $142,000 or 7% to $2,105,000 during the nine months ended June 30, 2012 from $1,963,000 for the same period of the prior year. During the nine months ended June 30, 2012 export sales increased $95,000 or 10% to $1,092,000 from $997,000 during the same period of the prior year. Net sales from service and rental decreased by $200,000 or 10% to $1,836,000 from $2,036,000 for the same quarters in the prior year. This decrease was primarily due to a decrease in fee-per-case revenues from MST for BPH procedures.

Cost of sales during the nine months ended June 30, 2012 was $2,992,000 or 65% of net revenues as compared to $3,011,000 or 61% for the same period of the prior year. Gross profit from the sale of Lasers and accessories was 2% as compared to 24% for the prior year nine-month period. The decrease in gross profit for lasers and accessories was primarily the result of a one-time adjustment to laser inventory during the current period as compared to the sale of two lasers whose costs were previously reserved in the prior nine-month period. Gross profit from the sale of delivery and disposable devices remained unchanged at 46% as compared to the prior year nine-month period. Gross profit from revenue received from service and rentals was 36% as compared to 39% for the prior year nine-month period. The lower gross profit for the service and rentals during the current nine-month period was primarily attributable a decrease in fee-per-case revenue at MST while maintaining existing overhead.

For the nine months ended June 30, 2012, selling, general and administrative expenses totaled $1,923,000 as compared to $2,123,000 for the same period of the previous year, a $200,000 or 9% decrease. The decrease in selling, general and administration expense was primarily due to decreases in legal expense of $89,000, payroll related expense of $64,000,commissions expense of $56,000, recruiting expense of $41,000, offset by increases in health insurance of $28,000, rent expense of $15,000 incurred for MST, and marketing expense of $7,000.

During the nine months ended June 30, 2012, research and development expenses decreased to $546,000 from $629,000 in the prior year nine-month period, a decrease of $83,000 or 14%.

Other income increased by $266,000 or 566% to $313,000 in the current nine-month period from $47,000 in the previous nine-month period of fiscal 2011. The increase to other income was primarily due to the receipt of $200,000 in January 2012, for the sale of certain patents held by the Company to a third party. During the nine months ended June 30, 2012, royalty income decreased $8,000 to $83,000 or 9% as compared to $91,000 in the prior year nine-month period. Interest income decreased $3,000 to $0 as compared to $3,000 during the same prior year period due to a lower cash balance in interest bearing accounts. Interest expense decreased by $44,000 to $9,000 or 83% during the current nine-month period as compared to $53,000 during the same period during the prior year, due to payments on debt form notes.

For the nine months ended June 30, 2012, the Company had net loss of $522,000 or $0.03 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $797,000, or $0.04 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources

At June 30, 2012, the Company had working capital of $2,569,000 compared to $2,904,000 at the end of the fiscal year ended September 30, 2011. Cash decreased by $450,000 to $701,000 from $1,151,000 at the fiscal year ended September 30, 2011. During the nine-month period ended June 30, 2012, net cash used in operating activities was $119,000. Net cash used in financing activities during the same nine-month period was $318,000, consisting of payments on related party notes and debt for the servicing of loans for equipment and certain insurance policies, During the previous comparable period, we financed activities consisting of the Company borrowing $250,000 at a more favorable interest rate from a related party to pay a vendor for the purchase of property and equipment for MST and payments of $25,000 on notes payable and capital leases.

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

During the nine-month period ended June 30, 2012, we received 19 purchase orders for future delivery of Lasers during the current fiscal year of which five have been completed and shipped during the nine-month period ended June 30, 2012.

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

We believe that existing cash flows will be sufficient to fund operations through March 31, 2013; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and reducing certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

(a)  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	August 20, 2012	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman, CEO

Date:	August 20, 2012	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

