Form 10-Q/A
period 2012-06-30
TRIMEDYNE INC
filed 2012-09-07
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to (i) correct Note 2 for an errant closing parentheses; (ii) to amend Part 2, Note 4; (iii) to .furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 20, 2012 .

TRIMEDYNE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$701,000	$1,151,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2012 and September 30, 2011	455,000	598,000
Inventories	2,049,000	2,162,000
Other current assets	218,000	143,000
Total current assets	3,423,000	4,054,000

Property and equipment, net	831,000	1,027,000
Other	71,000	92,000
Goodwill	544,000	544,000
Total Assets	$4,869,000	$5,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$263,000	$270,000
Accrued expenses	400,000	428,000
Deferred revenue	42,000	93,000
Accrued warranty	32,000	38,000
Current portion of note payable and capital leases	114,000	133,000
Income tax payable	3,000	–
Note payable to related party	–	187,000
Accrued interest due to related party	–	1,000
Total current liabilities	854,000	1,150,000

Note payable and capital leases, net of current portion	–	13,000
Deferred rent	59,000	100,000

Total liabilities	913,000	1,263,000
Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued at June 30, 2012 and September 30, 2011, 18,395,960 shares outstanding at June 30, 2012 and September 30, 2011	186,000	186,000
Additional paid-in capital	51,291,000	51,268,000
Accumulated deficit	(46,808,000)	(46,287,000)
	4,669,000	5,167,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)
Total stockholders' equity	3,956,000	4,454,000
Total liabilities and stockholder's equity	$4,869,000	$5,717,000

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

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Property and equipment consist of the following:

	June 30, 2012	September 30, 2011
Furniture and equipment	$3,775,000	$3,762,000
Leasehold improvements	643,000	643,000
Other	268,000	248,000
	4,686,000	4,653,000
Less accumulated depreciation and amortization	(3,855,000)	(3,626,000)
Total property and equipment	$831,000	$1,027,000

Accrued expenses consist of the following:

	June 30, 2012	September 30, 2011
Accrued vacation	$162,000	$174,000
Accrued salaries and wages	95,000	54,000
Accrued bonus	23,000	32,000
Sales and use tax	55,000	70,000
Accrued legal	–	16,000
Customer deposits	2,000	3,000
Accrued commissions	42,000	58,000
Accrued payroll taxes	–	4,000
Other	21,000	17,000
Total accrued expenses	$400,000	$428,000

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

Item 4.   Mine Safety Disclosures - N/A

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

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	September 7, 2012	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman, CEO

Date:	September 7, 2012	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

