Form 10-K
period 2012-09-30
TRIMEDYNE INC
filed 2013-01-29
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on January 21, 2013 based upon the closing price of the common stock on such date was approximately $1,206,201.  As of January 28, 2013 there were outstanding 18,395,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	2
	The Urology Market	2
	License Agreement with Lumenis	2
	The Lithotripsy Market In Urology	2
	The Spinal Disc Market	2
	Other Markets	3
	Future Marketing Plans	3
	The Laser Rental Market	5
	License Agreements	6
	Research and Development	6
	Manufacturing and Supply Agreements	6
	Marketing	6
	Government Regulation	7
	Investigational Device Exemptions	7
	510(k) Premarket Notification	7
	Premarket Approval	7
	Inspection of Plants	8
	State Regulation	8
	Insurance Reimbursement	8
	Cost of Compliance with FDA and Other Applicable Regulations	8
	Employees	9
	Patents	9
	Competition	9
	Insurance	10
	Foreign Operations	10

ITEM 2.	PROPERTIES	10
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	MINE SAFETY DISCLOSURES	11

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	11
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 9A.	CONTROLS AND PROCEDURES	19
ITEM 9B.	OTHER INFORMATION	20

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	21
ITEM 11.	EXECUTIVE COMPENSATION	24
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	27
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	28
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	29

i

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2012.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Switch Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 35% of our revenues in the fiscal year ended September 30, 2012.

The principal market for our 80 watt and 30 watt Holmium Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured spinal discs (lumbar, thoracic and cervical), two of the four major causes of lower back, neck and leg pain. Our minimally-invasive spinal procedures are typically performed on an outpatient basis. Our Lasers and Switch Tips are also used in orthopedics to treat damage in joints, such as those in the spine and the knee, shoulder, elbow, hip, ankle and wrist, in minimally-invasive, outpatient, arthroscopic procedures.

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

We have recruited and trained a small number of independent sales representatives (“Sales Reps”) and we have appointed a small number of distributors outside the U.S. to market our Lasers, Fibers, Needles and Switch Tips, but sales in this uncertain worldwide economy are more difficult to achieve than in the past.

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

Due to our very small sales force and limited capital resources, sales of these Fibers have been less than expected.

LICENSE AGREEMENT WITH LUMENIS

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement with Lumenis, Ltd. of Yokneam, Isreal  (“Lumenis”), covering two of our patents. The License Agreement expires on July 31, 2014, the date on which the last of the patents expires. Lumenis is one of the largest manufacturer of medical lasers.  Royalties paid under the License Agreement in the fiscal year ended September 30, 2012 were $116,000.

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

THE SPINAL DISC MARKET

Our 80 watt and 30 watt Holmium Lasers (and those of others with compatible connectors) can be used to transmit laser energy through our Side Firing Laser Needles to treat herniated (contained) or ruptured (non-contained) spinal discs (lumbar, thoracic or cervical) in minimally- invasive procedures, which are typically performed on an outpatient basis in as little as 45 minutes, usually with only local anesthesia. The lower back, leg and neck pain typically is significantly reduced or eliminated on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days and to work in a week or two. Clinical Studies on our laser/disc procedures, published in medical journals, show success rates (good or excellent results, based on accepted pain score criteria) of 80% to 94%.

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

While our clinical results are better than those of conventional surgery and less costly to third party payers, controlled clinical trials are very expensive and are beyond our means. However, in the absence of large, randomized, controlled clinical trials, our Lasers and Side Firing Laser Needles are not reimbursed by Medicare and many other third-party payors, making it difficult to interest surgeons in their use and expand our sales of these devices.

OTHER MARKETS

Our Lasers, Fibers, Needles and Switch Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

We also plan to develop new optical fiber devices for use with our Holmium Lasers and others to treat other conditions. Developing new optical fiber devices for new medical applications entails considerable expense and risk. While we have about 20 years of experience in designing, developing, manufacturing and marketing Holmium Lasers and Side Firing Laser Fibers, we cannot assure that any new optical fiber devices or different lasers we may attempt to develop for new applications can be completed at an affordable cost or in a timely manner, or will attract an established company to conduct the necessary clinical trials and, if successful, market these products for us.

FUTURE MARKETING PLANS

We believe our lasers and new, patented and patent pending Side Firing Needles and Fibers can be used to treat a variety of conditions affecting many millions of people in the United States and in foreign countries. As a result, we developed a plan to bring these products to the market.

On November 28, 2012, Trimedyne issued a Press Release in which it announced its plan to create seven subsidiaries, each of which would attempt to raise $12 million to $18 million of capital to finance one to three, 200 to 300 patient, randomized, controlled clinical trials of our Lasers, Side Firing Needles and Fibers in the treatment of one to three conditions in each subsidiary’s field of medicine. The full text of this press release appears below:

November 28, 2012, Lake Forest CA: TRIMEDYNE, INC. (OTCBB “TMED”), today announced it has patent applications covering several new laser devices (“Devices”) designed to treat medical conditions that affect millions of people in the United States and many more millions of people throughout the world.

To establish the safety and efficacy of a new medical device in the treatment of a medical condition requires a large, randomized, controlled clinical trial, usually involving 300 or more patients. Each of such clinical trials can cost $5 million or more and each can take two years or longer to complete. Once completed, the publication of a paper in a peer-reviewed medical journal can take an additional six months or longer and obtaining Medicare reimbursement for the therapy can take another nine months or longer. Medical devices usually are not launched into the market until Medicare, other third party and foreign government reimbursement are available.

Since Trimedyne cannot afford to fund a number of large, randomized, controlled clinical trials to prove the safety and efficacy of its new Devices in the treatment of multiple medical conditions, Trimedyne plans to organize seven (7) subsidiaries, each of which will attempt to secure $12 to $18 million of funding in Private Offerings (pursuant to Rule 506 of Regulation D of the SEC) to conduct large, randomized, controlled clinical trials of the new Devices in the treatment of one to three of these medical conditions. If the proposed financing of any of the subsidiaries is consummated, which cannot be assured, we expect Trimedyne will hold a 50% interest in each of such subsidiaries.

Trimedyne’s Holmium Lasers and new patented and patent pending Devices, which will be used in the clinical trials to treat these new medical conditions if their funding is consummated, have already been cleared for sale in the United States by the FDA. Several of these Devices are already CE Marked and we expect to have the others CE Marked for sale in the European Union. Several of these Devices are and we expect the others will be registered for sale in countries which require their own registration of medical devices, including Australia, Brazil, Canada, China, India, Indonesia, Korea, Mexico, Russia, Taiwan, Turkey and elsewhere. However, Japan requires a local clinical trial for registration of medical devices with its Ministry of Health, which is an expensive and lengthy process.

The names of the subsidiaries, the conditions Trimedyne believes its Lasers and new Devices will be able to treat more safely and effectively than currently available drugs or medical devices, the number of people estimated to suffer from these conditions in the United States and our estimate of the cost of their current treatment in the United States, to the best of our knowledge, are as follows (comparable Medicare reimbursed therapies are indicated with an asterisk):

Subsidiary	Medical Conditions	Estimated Number of People In the U.S. Affected	Present Estimated Cost of Treatment
Asthmadyne, Inc.	Asthma Which is Not Controllable by Drugs	4,000,000	$18 billion

Cardiodyne, Inc.	Heart Attack LTMR Therapy* Heart Valve Leakage Arrythmia (irregular heartbeat)	750,000 125,000 20,000,000	$15 billion $7 billion $10 billion

Gastrodyne, Inc.	GERD (Heartburn)* Obesity	30,000,000 70,000,000	$20 billion $60 billion

Hyperdyne, Inc.	Hypertension (high blood pressure) Which is Not Controllable by Drugs	27,000,000	$50 billion

Orthodyne, Inc.	Herniated, Ruptured & Degenerated Discs	15,000,000	$42 billion

Surgidyne, Inc.	Laser for Sealing Incisions after Surgery in lieu of Stitching, Staples or Clips	50,000,000	$25 billion

Urodyne, Inc	Enlarged Prostates (BPH)*	1,000,000[1]	$5 billion[1]
	Urinary Stones*	1,500,000	$22 billion
	Urinary Incontinence	25,000,000	$26 billion
	Fecal Incontinence	16,000,000	$25 billion

1 Estimated U.S. and foreign number of patients and cost.

This is an extremely ambitious program for a small company, and there is no assurance Trimedyne will be able to obtain $12 to $18 million of financing for any of these subsidiaries in Private Placements, that the results of any of the clinical trials will be successful or that Trimedyne will be able to conclude arrangements with any large, established companies in the healthcare field to market any of the new Devices or acquire any of the subsidiaries.

If and when the clinical trials are concluded and if the results of any subsidiary’s clinical trials are successful, which cannot be assured, Trimedyne intends to register a spin-off of all or part of its shares of such subsidiaries as a dividend to its shareholders.

Since Trimedyne is commencing the distribution of Business Plans of the above subsidiaries to venture capital firms, private equity groups and institutional investors on a confidential basis in Private Offerings, Trimedyne is making this announcement to assure that its plans are properly disclosed to the public and to avoid prospective investors trading in Trimedyne’s shares based on non-public information.

Trimedyne manufactures proprietary Holmium lasers and patented and patent pending fiber optic laser devices to treat a variety of medical conditions in minimally invasive, procedures, many of which are performed on an outpatient basis at substantially less cost than conventional surgery. For product, press release, financial, SEC Reports and other information, please visit Trimedyne’s website, http://www.trimedyne.com.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act:

Statements in this news release may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including words like “believe”, “expect”, “may”, “could” and others. Such statements may involve various risks and uncertainties, some of which may be discussed in the Company’s current Form 10-K Report and subsequently filed SEC Reports. There is no assurance such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in the statements in such Reports, which Trimedyne has no obligation to update.

There is no assurance any of the subsidiaries will be able to obtain the capital needed to conduct their proposed clinical trials, that the results of any clinical trials they may conduct will have favorable results, that any needed FDA clearance or approvals can be obtained, or that Medicare or any other third-party payers will reimburse for their therapies.

THE LASER RENTAL MARKET

Many hospitals, surgery centers and physicians are reluctant to purchase "big ticket" medical equipment, such as our Lasers, which sell for $43,000 to $127,500, particularly for new medical procedures whose frequency of use is not known. Hospitals also traditionally suffer from a lack of funds to buy expensive capital equipment, and they prefer to avoid having to train their staff to operate new, complex equipment. As a result, many laser rental companies have been formed in the United States and elsewhere to fill this void. These companies typically provide lasers, endoscopes and other types of medical equipment, along with a trained operator, to hospitals, surgery centers and physicians on a "fee per case" basis.

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

LICENSE AGREEMENTS

The Company presently has no license agreements with universities and inventors, under which royalties on sales, if any, are payable. Patent applications have been filed with the U.S. Patent Office and U.S. Patents covering certain of the Company's products have been issued to officers and employees of the Company, all of which have been assigned to the Company without compensation. The Company's patent applications are currently being processed by the U.S. Patent Office and, to the Company's knowledge, are proceeding in the normal course of review.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2012, an aggregate of $55,713,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $673,000 and $853,000 was expended during the fiscal years ended September 30, 2012 and 2011, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS” herein).

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

 At September 30, 2012, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Switch Tips with a limited number of straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 22 independent distributors who sell our products and medical products manufactured by others in approximately 28 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a limited portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing, who directs the Company's sales and marketing activities in the United States and elsewhere.

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

EMPLOYEES

On September 30, 2012, the Company had 49 full-time employees, of whom 14 were employed by MST. Of the remainder, 26 were engaged in production and engineering, two in sales and marketing, and seven in general and administrative functions. On September 30, 2012, the Company had six part-time employees of whom three were engaged in production and R&D, and three in general and administrative functions.

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

PATENTS

As of September 30, 2012, the Company owned or had licenses to 18 U.S. Patents, two foreign Patents, and one U.S. patent application.

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

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. The third party filed a lawsuit against a large foreign company that the third party believes is infringing some of the patents sold to the third party by Trimedyne. The Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

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

During the current fiscal year ended September 30, 2012 the Company obtained a directors and officer liability insurance policy in the amount of $2,000,000. During the fiscal year ended September 30, 2011 the Company did not carry director and officer liability insurance, but did have indemnification agreements covering its officers and directors.

FOREIGN OPERATIONS

In fiscal 2012 and 2011, sales of products in foreign countries accounted for approximately 22.5% and 17.2%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.  PROPERTIES

The Company currently occupies approximately 28,700 sq. ft, office, R&D, manufacturing and warehouse facility at 25901 Commercentre Drive, Lake Forest, CA 92630. Our present lease was subsequently amended and became effective October 1, 2012 expiring on May 31, 2013, and contains two sixty-month options to extend the lease at the then prevailing market rent. The subsequent rent is $24,395 per month through expiration.

The Company's subsidiary, MST, currently occupies approximately 3,000 square feet of office space in Dallas, Texas, which it leases at a rental of $3,375 per month through August 31, 2016.

Management considers all of its facilities to be well maintained and adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which $0 remains as of September 30, 2012. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.  MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The Company’s Common Stock is also being quoted in the Pink Sheet market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2011	High	Low
Quarter ended:
December 31, 2010	$0.16	$0.10
March 31, 2011	0.20	0.11
June 30, 2011	0.18	0.10
September 30, 2011	0.18	0.08

2012	High	Low
Quarter ended:
December 31, 2011	$0.15	$0.07
March 31, 2012	0.12	0.07
June 30, 2012	0.12	0.05
September 30, 2012	0.10	0.02

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B.  HOLDERS OF COMMON STOCK

As of September 30, 2012, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2012 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans not approved by security holders	1,003,650	$0.23	996,350
Total	1,003,650	$0.23	996,350

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2012 and 2011, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2012 and 2011 were less than one percent of revenues.

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

During the fiscal year ended September 30, 2012, we wrote down our inventory an additional $225,000 for slow-moving products and estimated obsolescence.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2012, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

In the event the qualitative assessment results in the conclusion that the carrying value of goodwill may not be supported, ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

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

Our previously issued and outstanding common stock purchase warrants and embedded conversion features were recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants were exercised or expired. These common stock purchase warrants did not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature was determined using the Lattice model.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2012 AND 2011

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2012 and 2011:

	Year Ended September 30,
	2012	2011
Net revenues	100.0%	100.0%
Cost of sales	67.2	68.7
Selling, general and administrative expenses	41.0	41.3
Research and development expenses	11.1	12.8
Interest expense	0.2	0.9
Other income, net	5.7	1.5
Income taxes	0.2	0.1
Net loss	(13.8)	(22.3)

NET REVENUES

Net revenues decreased $576,000 or 8.7% in fiscal 2012 to $6,080,000 from $6,656,000 in fiscal 2011. Net sales from Lasers and accessories decreased by $483,000 or 38.2% to $781,000 during the fiscal year ended September 30, 2012 from $1,264,000 during the prior fiscal year, primarily due to a decrease in international sales for those products. Sales from Fibers, Needles and SwitchTips increased by $141,000 or 5.3% to $2,807,000 during the current fiscal year ended September 30, 2012 from $2,666,000 during the prior fiscal year. The increase in sales from Fibers, Needles and Switch Tips was primarily due to an increase in sales of Single-Use Fibers. International export revenues increased $228,000 or 20.0% to $1,371,000 during fiscal 2012 from $1,143,000 during fiscal 2011 due to an increase in Laser sales revenue in Latin America. Net revenues from "per case" rentals and field service and rental decreased by $234,000 or 8.6% in fiscal 2012 to $2,492,000 from $2,726,000 in fiscal 2011, primarily due to an decrease in per-case revenue from MST for BPH procedures.

COST OF GOODS SOLD

Cost of sales in fiscal 2012 was approximately 67.2% of net revenues, compared to 68.7% in fiscal 2011. Gross profit from the sale of Lasers and accessories during the fiscal year ended September 30, 2012 was (1.41)% as compared to 19.9% for the prior year fiscal period. The lower gross profit from the sale of lasers during the current fiscal year ended September 30, 2012 as compared to the prior fiscal year was the primarily the result of a year-end adjustment of $80,000 to reserve excess inventory of raw materials relating to the production of Lasers. Gross profit from the sale of Fibers, Needles and Switch Tips during the fiscal year ended September 30, 2012 was 40.3% as compared to 30.3% for the prior fiscal year period. The higher gross profit from the sale of Fibers, Needles and Switch Tips during the current fiscal year ended September 30, 2012 as compared to the prior fiscal year was primarily due a one-time adjustment resulting from the re-evaluation of inventory cost standards during the prior fiscal year. Gross profit from revenue received from service and per case rentals was 35.2% in the current fiscal year as compared to 37.5% for the prior fiscal year period. The lower gross profit for the service and rental segment during the current year was primarily attributable to a decrease in revenues received from MST as compared to the previous fiscal year, while having to maintain existing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $257,000 or 9.3% to $2,494,000 in fiscal 2012, compared to $2,751,000 in fiscal 2011. The decrease in fiscal 2012 was primarily the result of decreases in commission and bonus expense of $94,000, payroll related expense of $77,000, legal expense of $61,000, marketing including outside services expense of $42,000, recruiting expense of $41,000 and telephone expense of $4,000, offset by an increases in administrative outside services of $29,000, and insurance expense and rent expense related to MST of $19,000 and $16,000, respectively.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses decreased $180,000 or 21.1% to $673,000 in fiscal 2012, compared to $853,000 in fiscal 2011. R&D as a percentage of net revenues decreased to 11.1% of net revenues in fiscal 2012 as compared to 12.8% in fiscal year 2011. The decrease was primarily the result of staff reductions. During the fiscal year ended September 30, 2012, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

OTHER INCOME AND EXPENSE

Total other income, net increased $302,000 or 671.1% to $347,000 in fiscal 2012 from $45,000 in fiscal 2011, primarily due to the sale of certain patents held by the Company to a third party. (See “PATENTS”).

Income from royalties increased $20,000 or 20.8% to $116,000 in fiscal 2012 from $96,000 in fiscal 2011. This increase was due to an increase of Lumenis' sales of side-firing and angled-firing devices for which we receive royalties.

During the current and prior fiscal years, we accrued a provision for state income tax of $9,000 due to the net income apportioned to MST.

NET LOSS

As a result of the above, the net loss in fiscal 2012 was $836,000, compared to a net loss of $1,486,000 in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

In fiscal 2012, net cash used by operating activities was $270,000, as compared to net cash used of $455,000 in fiscal 2011. Net cash used in investing activities was $34,000 in fiscal 2012, compared to net cash used of $426,000 in fiscal 2011. The Company continues to conserve capital for operations and thus only incurs capital expenditures on an as needed basis. Net cash used in financing activities during fiscal 2012 was $375,000 compared to net cash used of $496,000 in fiscal 2011. In fiscal 2012, we continued to make payments on capital leases and notes payable related to insurance policies of $188,000. During the fiscal year ended 2011, we borrowed $250,000 from a related party and made payments on the note of $63,000. Payments of $183,000 consisted of continued payments on capital leases and a note payable issued for insurance policies.

Liquidity and Management's Plans

At September 30, 2012, we had working capital of $2,325,000 compared to $2,904,000 at the end of the previous fiscal year ended September 30, 2011. Cash decreased by $679,000 to $472,000 at September 30, 2012 from $1,151,000 at the fiscal year ended September 30, 2011. The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and interests to reduce handling costs incurred in product sterilization and we are developing more single-use products.

During the first quarter of the fiscal year ended September 30, 2012 we received 19 purchase orders for future delivery of Lasers. During the fiscal year ended September 30, 2012 we shipped nine of these lasers. We expect to ship more of these Lasers during the subsequent fiscal year ending September 30, 2013.

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

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2012 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. We will attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue to reduce certain overhead costs in order to fund operations. There is no guarantee that our efforts to do so will be successful.

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

The Company estimated the fair value of the conversion feature using the Lattice model. Accordingly, the fair value of the conversion feature as determined using the Lattice model was affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. Those variables included, but were not limited to, our stock price volatility over the term of the Senior Note, actual redemptions and conversion price resets.

Volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believed this method produced an estimate that was representative of our expectations of future volatility over the expected term of this conversion feature. We had no reason to believe future volatility over the expected remaining life of the conversion feature was likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting, initially determined at September 30, 2011, was not effective due to the material weaknesses described below.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in fiscal 2012.

Name	Age	Position

Marvin P. Loeb	86	Chairman and CEO

Glenn D. Yeik	45	President, COO, and Director

Brian T. Kenney	56	V.P. - Global Sales and Marketing

Donald Baker	83	Director

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

GLENN D. YEIK has been our President, Chief Operating Officer, and Director since September 2003. Mr. Yeik was a Director of Cardiomedics, Inc., a privately held company which developed and is marketing a circulatory assist device, from October 2004 to January 2013. Before September 2003, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002 to September 2003. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law.

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2012 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2012, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for filing with the Securities and Exchange Commission.

/s/ Don Baker

January 18, 2013

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. During the fiscal years ended September 30, 2012 and 2011, 100,000 and 163,000 option awards were granted to executive officers, respectively.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2012 and 2011, for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2012	$121,257	$–	$22,396	$143,653
CEO and Chairman	2011	$121,257	$9,360	$9,240	$139,857

Glenn D. Yeik	2012	$159,135	$13,000	$29,281	$201,416
COO, President, and Director	2011	$159,135	$7,200	$18,580	$184,915

Brian T. Kenney, V.P.	2012	$120,000	$–	$86,571	$206,571
	2011	$120,000	$2,500	$81,084	$203,584

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 and 2011 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2012 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions (iii) accrued vacation and (iv) commissions and (v) Company paid medical benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin P. Loeb	78,000			0.14	5/10/2017

Glenn D Yeik	60,000			0.14	5/10/2014
	50,000			0.14	1/14/2013
	22,000			0.50	8/13/2013
	75,000			0.60	4/15/2015
	100,000			0.13	3/31/2016

Brian T. Kenney	25,000			0.14	5/10/2021

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal year 2012.

DIRECTOR COMPENSATION IN FISCAL YEAR 2012 AND 2011

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

During the fiscal year ended September 30, 2012 and 2011, no such grants were given and 30,000 such grants were given, respectively. No options were exercised during the fiscals ended September 30, 2012 and 2011.

Compensation Committee Interlocks and Insider Participation

During 2012 and 2011, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2012 and 2011.

Compensation Committee Report

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2012 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & CEO (1)	2,603,028	14.2%
$.01 Par Value	25901 Commercentre Drive
	Lake Forest, CA 92630

	Corsair Capital, LLC. (6)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, Pres. COO (3)(5)	537,351	2.9%

	Brian T. Kenney, V.P. (4)(5)	60,000	*

	All Directors and Executive	3,310,379	18.0%
	Officers as a Group (4 persons)

* Indicates less than 1%

(1)	Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 78,000 Shares.
(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares.
(3)	Consists of 230,351 Shares, and Options to purchase 307,000 Shares.
(4)	Consists of 35,000 Shares and Options to purchase 25,000 Shares.
(5)	Address is 25901 Commercentre Drive Lake Forest, CA 92630
(6)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2012 and 2011, the Company had the following related party transactions:

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

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believed this method produced an estimate that was representative of our expectations of future volatility over the expected term of this conversion feature. We had no reason to believe future volatility over the expected remaining life of the conversion feature was likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by dbbMckennon, our Independent Registered Public Accounting Firm, during the fiscal years ended September 30, 2012 and September 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2012	2011
(i)	Audit Fees	84,000	77,000
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	8,500	8,500
(iv)	All Other Fees	--	--

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

*The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimedyne, Inc.

Date: January 29, 2013	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors & CEO	January 29, 2013
Marvin P. Loeb

/s/ Glenn D. Yeik	President, COO	January 29, 2013
Glenn D. Yeik	Director

/s/ Donald Baker	Director	January 29, 2013
Donald Baker

/s/ Jeffrey S. Rudner	Principal Accounting Officer	January 29, 2013
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trimedyne, Inc.

We have audited the accompanying consolidated balance sheets of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred recurring losses from operations and has used cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ dbbmckennon

Newport Beach, California

January 29, 2013

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS (NOTE 4)	As of September 30,

	2012	2011
Current assets:
Cash and cash equivalents	$472,000	$1,151,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 for 2012 and 2011	493,000	598,000
Inventories	1,847,000	2,162,000
Other current assets	158,000	143,000
Total current assets	2,970,000	4,054,000

Property and equipment, net	751,000	1,027,000
Other	68,000	92,000
Goodwill	544,000	544,000

Total assets	$4,333,000	$5,717,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$149,000	$270,000
Accrued expenses	352,000	428,000
Deferred revenue	53,000	93,000
Accrued warranty	23,000	38,000
Current portion of note payable and capital leases	68,000	133,000
Notes payable to related party	–	187,000
Accrued interest due to related party	–	1,000
Total current liabilities	645,000	1,150,000

Note payable and capital leases, net of current portion	–	13,000
Deferred rent	43,000	100,000

Total liabilities	688,000	1,263,000

Commitments and contingencies (Note 7)

Stockholders' equity:

Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value; 30,000,000 shares authorized,18,497,569 shares issued, 18,395,960 shares outstanding at September 30, 2012 and 2011.	186,000	186,000
Additional paid-in capital	51,295,000	51,268,000
Accumulated deficit	(47,123,000)	(46,287,000)
	4,358,000	5,167,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,645,000	4,454,000

Total liabilities and stockholders’ equity	$4,333,000	$5,717,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2012	2011
Net revenues:
Products	$3,588,000	$3,930,000
Service and rental	2,492,000	2,726,000
	6,080,000	6,656,000

Cost of sales:
Products	2,467,000	2,871,000
Service and rental	1,616,000	1,703,000
	4,083,000	4,574,000

Gross profit	1,997,000	2,082,000

Selling, general and administrative expenses	2,494,000	2,751,000
Research and development expenses	673,000	853,000

Loss from operations	(1,170,000)	(1,522,000)

Other income (expense):
Interest income	–	3,000
Royalty income	116,000	96,000
Interest expense	(10,000)	(62,000)
Creditor settlements and recoveries	41,000	1,000
Change in fair value of financial instruments	–	43,000
Loss on extinguishment of notes payable	–	(36,000)
Net gain on sale of patents	200,000	–
Total other income, net	347,000	45,000

Loss before provision for income taxes	(823,000)	(1,477,000)

Provision for income taxes	13,000	9,000

Net loss	$(836,000)	$(1,486,000)

Basic net loss per share	$(0.05)	$(0.08)
Diluted net loss per share	$(0.05)	$(0.08)

Basic weighted average common shares outstanding:	18,395,960	18,384,207
Diluted weighted average common shares outstanding:	18,395,960	18,384,207

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at October 1, 2010	18,467,569	$186,000	$51,238,000	$(44,801,000)	$(713,000)	$5,910,000

Share-based compensation expense	–	–	26,000	–	–	26,000

Shares issued for services	30,000	–	4,000	–	–	4,000
Net loss	–	–	–	(1,486,000)	–	(1,486,000)
Balances at September 30, 2011	18,497,569	186,000	51,268,000	(46,287,000)	(713,000)	4,454,000

Share-based compensation expense	–	–	27,000	–	–	27,000

Net loss	–	–	–	(836,000)	–	(836,000)
Balances at September 30, 2012	18,497,569	$186,000	$51,295,000	$(47,123,000)	$(713,000)	$3,645,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(836,000)	$(1,486,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,000	30,000
Depreciation and amortization	310,000	304,000
Amortization of debt discount	–	10,000
Change in fair value of derivative liabilities	–	(43,000)
Loss on extinguishment of related party note payable	–	36,000
Loss on disposal of fixed assets	–	3,000
Changes in operating assets and liabilities:
Trade accounts receivable	105,000	93,000
Inventories	315,000	451,000
Other assets	119,000	120,000
Accounts payable	(120,000)	141,000
Accrued expenses	(77,000)	(160,000)
Accrued interest to related party	(1,000)	(2,000)
Deferred revenue	(40,000)	18,000
Accrued warranty	(15,000)	21,000
Deferred rent	(57,000)	20,000
Income taxes payable	–	(11,000)
Net cash (used in) provided by operating activities	(270,000)	(455,000)

Cash flows from investing activities:
Purchase of property and equipment	(34,000)	(426,000)
Net cash used in investing activities	(34,000)	(426,000)

Cash flows from financing activities:
Proceeds from senior convertible note payable from related party	–	–
Payments on senior convertible note payable from related party	–	(500,000)
Proceeds from note payable to related party	–	250,000
Payments on note payable to related party	(187,000)	(63,000)
Principal payments on note payable and capital leases	(188,000)	(183,000)
Net cash used by financing activities	(375,000)	(496,000)

Net decrease in cash and cash equivalents	(679,000)	(1,377,000)
Cash and cash equivalents at beginning of year	1,151,000	2,528,000
Cash and cash equivalents at end of year	$472,000	$1,151,000

Cash paid for income taxes in the years ended September 30, 2012 and 2011 was $16,000 and $7,000, respectively. Cash paid for interest in the years ended September 30, 2012 and 2011 was $6,000 and $62,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal years ended September 30, 2012 and 2011, the Company financed the purchase of certain insurance policies with a $110,000 and $136,000 note, respectively.

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

Going Concern

At September 30, 2012, we had working capital of $2,325,000 compared to $2,904,000 at the end of the previous fiscal year ended September 30, 2011. Cash decreased by $679,000 to $472,000 at September 30, 2012 from $1,151,000 at the fiscal year ended September 30, 2011.

During the first quarter of the fiscal year ended September 30, 2012, we received 19 purchase orders for future delivery of Lasers, of which nine of these Lasers were shipped. We expect to ship more of these Lasers during the next 12 months.

The Company has incurred recurring losses from operations and has used cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Additional working capital in the next 12 months will be required. We will attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue to reduce certain overhead costs in order to fund operations. There is no assurance that our efforts in securing capital necessary to sustain existing operations and exploit new technologies will be successful.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. As of September 30, 2012, no customers accounted for at least 10% of the Company's receivables. As of September 30, 2011, one customer accounted for 11.5% of the Company's receivables. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2012 and 2011, credit losses were not significant.

During the fiscal year 2012, the Company had sales to two customers, which represented approximately 26% of product sales.  During the fiscal year 2011, the Company had sales to one customer, which represented approximately 12% of product sales. During the years ended September 30, 2012 and 2011, there were no concentrations of service and rental sales.

If the relationship between the Company and these customers was altered, the futures results of operations and financial condition could be significantly affected. Additionally, during fiscal 2012 and 2011, exports sales approximated 19.9% and 17.2% of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2012, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $195,000.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2012, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

In the event the qualitative assessment results in the conclusion that the carrying value of goodwill may not be supported, ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2012 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2012 was ten years.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2012 is primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal years ended September 30, 2012 and 2011 are as follows:

	Fiscal Years ended September 30,
	2012	2011

Expected term	5 years	7 years
Expected stock volatility	95.5%	90.9%
Risk free rate	0.59%	3.23%
Dividend yield	-- %	-- %

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012 and 2011 was $0.10 and $0.14 per option, respectively.

As of September 30, 2012, there was approximately $19,970 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee stock options under ASC No. 718 for the fiscal years ended September 30, 2012 and 2011, which was allocated as follows:

	Fiscal Years Ended September 30,
	2012	2011
Stock-based compensation included in:
Cost of revenues	$1,000	$1,000
Research and development expenses	1,000	1,000
Selling, general, and administrative expenses	25,000	24,000
	$27,000	$26,000

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

The Company's financial remaining instruments consisted primarily of (level 1) cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2012 and 2011due to the short term nature of these instruments.

The Company did not have any level 2 or 3 instruments at September 30, 2012 and 2011.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the years ended September 30, 2012 and 2011, outstanding options of 1,003,650 and 1,138,379, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company's common stock for the years ended September 30, 2012 and 2011.

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2012 and 2011, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

	For The Years Ended September 30,
	2012	2011

Balance at beginning of year	$38,000	$17,000
Charges to costs and expenses	45,000	73,000
Costs incurred	(60,000)	(52,000)
Balance at end of year	$23,000	$38,000

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2012 and 2011, was $310,000 and $286,000, respectively.

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

Our previously issued and outstanding common stock purchase warrants and embedded conversion features were recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants were exercised or expired. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature was determined using the Lattice model.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2012	2011
Raw materials	$711,000	$948,000
Work-in-process	239,000	255,000
Finished goods	897,000	959,000
	$1,847,000	$2,162,000

For the fiscal years ended September 30, 2012 and 2011, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	As of September 30,
	2012	2011
Royalty receivable	$32,000	$5,000
Prepaid rent	28,000	33,000
Prepaid insurance	68,000	76,000
Short-term deposits	8,000	8,000
Prepaid income tax	5,000	3,000
Other	17,000	18,000
Total other current assets	$158,000	$143,000

Property and equipment, net consist of the following:

	As of September 30,
	2012	2011
Furniture and equipment	$3,771,000	$3,762,000
Leasehold improvements	643,000	643,000
Other	268,000	248,000
	4,682,000	4,653,000
Less accumulated depreciation and amortization	(3,931,000)	(3,626,000)
	$751,000	$1,027,000

As of September 30, 2012, equipment purchased under capital leases had a cost of $264,000 and accumulated depreciation of $178,000. As of September 30, 2011, equipment purchased under capital leases had a cost of $651,000 and accumulated depreciation of $348,000.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consist of the following:

	As of September 30,
	2012	2011
Accrued vacation	$166,000	$174,000
Accrued salaries and wages	45,000	54,000
Sales and use tax	56,000	70,000
Accrued bonus	28,000	32,000
Accrued legal	–	16,000
Customer deposits	–	3,000
Commissions	35,000	58,000
Accrued payroll tax	–	4,000
Other	22,000	17,000
Total accrued expenses	$352,000	$428,000

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

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected remaining life of the Notes. We believed this method produced an estimate that was representative of our expectations of future volatility over the expected term of this conversion feature. We had no reason to believe future volatility over the expected remaining life of the conversion feature was likely to differ materially from historical volatility. Volatility used in the calculation ranged from a low of 124% in year one to a high of 301% in year five. Management estimated that the probability of the Note being redeemed 0% increasing by 10% per quarter.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable and Capital Lease Obligations

Note payable and capital leases consist of the following at September 30, 2012 and 2011:

	2012	2011
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	15,000	70,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	2,000	8,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.82% per annum. The lease requires monthly payments of $2,403 through March 2012.	–	13,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.98% per annum and required monthly principal and interest payments of $13,803 through January 2012.	–	55,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and required monthly principal and interest payments of $10,192 through March 2013.	51,000	–

	$68,000	$146,000

Less: current portion	(68,000)	(133,000)
	$–	$13,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain equipment under capital leases with initial terms ranging from three to five years. Future annual minimum lease payments are as follows as of September 30, 2012:

2013	17,000
Total minimum lease payments	17,000
Less amount representing interest	(--)
Present value of future minimum lease payments	17,000

Less current portion of capital lease payments	(17,000)
Capital lease obligations, net of current portion	$–

NOTE 5.  WARRANT LIABILITY

Effective October 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), which has been codified into ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. Both standards were codified into ASC 815. As a result of adopting EITF 07-5, 212,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $1.14 and expired in January 2012. As such, effective October 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2007. On October 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $204,000 to beginning retained earnings and $35,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $0 as of September 30, 2011 and remained at that value through the date of expiration. As such, we recognized a gain of approximately $0 and $2,000 from the change in fair value of these warrants during the years ended September 30, 2012 and 2011, respectively.

These common stock purchase warrants were initially issued in connection with our January 2007 issuance and sale of 2.65 million shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants expired. The warrants expired in January, 2012. These common stock purchase warrants did not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions during the fiscal year September 30, 2011:

September 30,
2011
Annual dividend yield	–
Expected life (in years)	.26
Risk free interest rate	0.27%
Expected annual volatility	87.2%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to expected remaining life of the warrant. We believed this method produced an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the remaining term of the warrants. The risk-free interest rate was based on U.S. Treasury securities.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

The deferred income tax balances at September 30, 2012 and 2011, are comprised of the following:

	2012	2011
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$6,654,000	$8,463,000
Inventories	259,000	193,000
Reserves and accruals	244,000	605,000
Research and development credits	2,172,000	2,341,000
Depreciation and amortization	(24,000)	(228,000)
Other	87,000	73,000
Valuation allowance	(9,392,000)	(11,447,000)
	$–	$–

The valuation allowance for deferred tax assets decreased approximately $2,055,000 during the year ended September 30, 2012 and approximately $1,605,000 during the year ended September 30. 2011, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2012 and 2011, the Company recorded a current provision for state income taxes of $13,000 and $9,000, respectively. There was not a provision for federal income taxes. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2012 and 2011.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2012 and 2011:

	2012		2011
Statutory federal income tax rate	34.0%		34.0%

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	(1.1%	)	(0.5%	)
Other	0.8%		1.0%
Valuation Allowance	(35.3%	)	(33.9%	)
Effective income tax rate	(1.6%	)	(0.6%	)

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2012, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $20.4 million and $3.5 million, respectively. The NOL carryforwards include Federal and State R & D credits of $1.2 million and $1.5 million, respectively. At September 30, 2011, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $25.1 million and $7.4 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2031 and 2021, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2031 for federal tax purposes.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2009 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2008 through 2011 and currently does not have any ongoing tax examinations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 31, 2016, for $3,375 per month, and a lease for the Company's corporate office and manufacturing facility in Lake Forest, California, which was subsequently amended and became effective October 1, 2012, and expires in May 2013. Our present lease in Lake Forest, California contains two sixty-month options to extend the lease at the then prevailing market rent. The rent is at $24,395 per month.

Future annual minimum lease payments under the above lease agreements at September 30, 2012, are as follows:

Years ending
September 30,
2013	$236,000
2014	41,000
2015	41,000
2016	37,000
Total	$355,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended September 30, 2012 and 2011 was approximately $332,000 and $332,000, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. Additionally, as part of the Company's lease agreement of its facility in Lake Forest, California, the Company received $100,000 from the lessor as an allowance for leasehold improvements contributed by the Company. The unamortized portion of the $100,000 payment received is being recognized on a straight-line basis over the term of the lease, including the amended lease entered into in June 2010 as reduction to rent expense and the unamortized portion is included in deferred rent. The difference between the cumulative rent payments, net of the allowance on leasehold improvements versus the cumulative rent expense on a straight-line basis is recorded as a deferred rent liability. As of September 30, 2012 and 2011, this liability was $43,000 and $100,000, respectively.

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

Under the license agreement dated as of August 23, 2010, Lumenis extended the 7.5% royalty payment period to July 21, 2014.

During the fiscal year ended September 30, 2012 and 2011, the Company received $116,000 and $96,000, respectively, under the license agreement, which was included in other income.

Sale of Patents

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. The third party filed a lawsuit against a large foreign company that the third party believes is infringing some of the patents sold to the third party by Trimedyne. The Company will receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any.

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

NOTE 8. STOCKHOLDERS' EQUITY

Warrants

The following is a summary of warrants outstanding during the years ended September 30, 2012 and 2011:

	Shares of Common Stock Issuable Upon Exercise of Warrants	Weighted Average Exercise Price Per Share	Range of Exercise Prices
Outstanding, at October 1, 2010	212,000	$1.25	$1.25

Issued	–
Outstanding, at September 30, 2011	212,000	$1.25	$1.25

Expired	(212,000)
Outstanding, at September 30, 2012	–	$–	$–

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

During the fiscal year ended September 30, 2012, the Board of Directors authorized the grant of 281,000 non-qualified options. On October 10, 2011, the Board of Directors approved the exchange of 171,000 out-of-money, fully-vested stock options, to certain employees, for an equal number of stock options at the current market price on that date of $0.13 per option. As a result of the modification, the Company recorded an additional expense of $9,000. On May 17, 2012, the Board of Directors authorized the grant of fully vested, non-qualified stock options to purchase 110,000 shares to two individuals, with an exercise, price per share of $0.05, based on the closing price of the Company's common stock on the date of grant.

On May 10, 2011, the Board of Directors authorized the grant of non-qualified stock options to purchase 469,000 shares to 19 individuals. The exercise price per share was $0.14, based on the closing price of the Company's common stock on the date of grant. The majority of these options vest over three years and expire ten years from the date of grant.

Stock Options Outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at October 1, 2010	1,051,579	$0.84

Options granted	469,000	0.14
Options exercised	–	–
Options forfeited	(382,200)	0.95

Options outstanding at September 30, 2011	1,138,379	$0.51

Options granted	281,000	0.10
Options exercised	–	–
Options forfeited	(415,729)	0.92

Options outstanding at September 30, 2012	1,003,650	$0.23	5.4	$–

Options exercisable at September 30, 2012	778,850	$0.25	5.1	$–

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 13, 2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2012 and 2011, 996,350 and 1,109,960 options were available for issuance under the 2003 Plan, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2012:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 9/30/2012	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable as of 9/30/2012	Weighted-Average Exercise Price
$0.13 - 0.32	792,000	6.3	$0.14	567,200	$0.13
$0.33 - 0.55	87,500	0.9	$0.51	87,500	$0.51
$0.56 – 0.68	124,150	2.8	$0.61	124,150	$0.61
	1,003,650	5.4	$0.23	778,850	$0.25

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012 and 2011, was $0.10 and $0.14 per option, respectively. There were no options exercised during the fiscal years ended September 30, 2012 and 2011.

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"), which was merged into the ADP TotalSource Multiple Employer Plan as of March 2012. Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2012 and 2011 totaled $33,000 and $35,000, respectively.

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

	For the year ended September 30, 2012			For the year ended September 30, 2011
	Product	Service and Rental	Total	Product	Service and Rental	Total

Revenues	$3,588,000	$2,492,000	$6,080,000	$3,930,000	$2,726,000	$6,656,000

Cost of sales	2,467,000	1,616,000	4,083,000	2,871,000	1,703,000	4,574,000

Gross profit	1,121,000	876,000	1,997,000	1,059,000	1,023,000	2,082,000

Expenses:
Selling, general and administrative	1,872,000	622,000	2,494,000	2,051,000	700,000	2,751,000
Research and development	673,000	–	673,000	853,000	–	853,000

Income (loss) from operations	$(1,424,000)	$254,000	(1,170,000)	$(1,845,000)	$323,000	(1,522,000)

Other income (expense):
Interest income	–	3,000
Royalty income	116,000	96,000
Interest expense	(10,000)	(62,000)
Net gain on sale of patents	200,000	–
Creditor settlements and recoveries	41,000	1,000
Change in fair market value of derivative liabilities	–	43,000
Loss on extinguishment of note payable	–	(36,000)

Loss before provision for income taxes	(823,000)	(1,477,000)

Provision for income taxes	13,000	9,000

Net loss	$(836,000)	$(1,486,000)

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2012 and 2011 accounted for approximately 22.5% and 17.2%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2012	2011
Asia	$558,000	$558,000
Europe	238,000	246,000
Latin America	467,000	111,000
Middle East	–	103,000
Australia	104,000	125,000
Other	4,000	–
	$1,371,000	$1,143,000

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2012 and 2011 were as follows:

	2012	2011
By similar products and services:

Sales
Products:
Lasers and accessories	$781,000	$1,264,000
Fibers, Needles and SwitchTips	2,807,000	2,666,000
Service and rental	2,492,000	2,726,000
Total	$6,080,000	$6,656,000
Gross profit (loss)
Products:
Lasers and accessories	$(11,000)	$252,000
Fibers, Needles and Switch Tips	1,132,000	807,000
Service and rental	876,000	1,023,000
Total	$1,997,000	$2,082,000

The Company had one laser each located in Canada, Brazil and India at September 30, 2012. Total segment assets for the Products segment were $621,000 and Service and Rental were $1,691,000 at September 30, 2012. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc. During the year ended September 30, 2012, additions of property and equipment to the Service and Rental segment were $24,000.

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

In connection with the above service agreement with Cardiomedics, the Company received no service income during the fiscal years ended September 30, 2012 and 2011. As of September 30, 2012 and 2011, there were no amounts receivable from Cardiomedics.

On April 7, 2006, the Company entered into an agreement to employ Cardiomedics as a consultant to provide graphics arts services, since the Company had no employee with experience in the design and production of brochures and other marketing materials. Under this agreement, Cardiomedics provides the services of a graphics art specialist at a rate comparable to those presently prevailing in the market in the design and production of marketing materials. During the years ended September 30, 2012 and 2011, the Company incurred $1,000 and $3,000, respectively, in expense for the services provided under the agreement, which was recorded to marketing expense.

See Note 4 for discussion note payable to related parties.

NOTE 12.  SUBSEQUENT EVENTS

The lease for the facility at Lake Forest, California was subsequently amended with a monthly rent changed from $30,422 to $24,395 effective October 1, 2012.

On January 15, 2012 the Company received $166,305 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests.

