Form 10-Q
period 2012-12-31
TRIMEDYNE INC
filed 2013-02-19
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 14, 2013, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	December 31, 2012	September 30, 2012
Current assets:
Cash and cash equivalents	$441,000	$472,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2012 and September 30, 2012, respectively	627,000	493,000
Inventories	1,786,000	1,847,000
Other current assets	142,000	158,000
Total current assets	2,996,000	2,970,000

Property and equipment, net	708,000	751,000
Other	62,000	68,000
Goodwill	544,000	544,000

Total Assets	$4,310,000	$4,333,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$234,000	$149,000
Accrued expenses	438,000	352,000
Deferred revenue	69,000	53,000
Accrued warranty	14,000	23,000
Income tax payable	2,000	–
Current portion of note payable and capital leases	21,000	68,000
Total current liabilities	778,000	645,000

Deferred rent	27,000	43,000

Total liabilities	805,000	688,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at December 31, 2012 and September 30, 2012, respectively	186,000	186,000
Additional paid-in capital	51,299,000	51,295,000
Accumulated deficit	(47,267,000)	(47,123,000)
	4,218,000	4,358,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,505,000	3,645,000

Total liabilities and stockholder's equity	$4,310,000	$4,333,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
Net revenues	$1,475,000	$1,390,000
Cost of revenues	938,000	870,000
Gross profit	537,000	520,000

Operating expenses:
Selling, general and administrative	573,000	658,000
Research and development	126,000	210,000
Total operating expenses	699,000	868,000

(Loss) from operations	(162,000)	(348,000)

Other income, net	20,000	63,000

(Loss) before income taxes	(142,000)	(285,000)

Provision for income taxes	2,000	–
Net (loss)	$(144,000)	$(285,000)

Net (loss) per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960
Diluted	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(144,000)	(285,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,000	12,000
Depreciation and amortization	70,000	76,000
Changes in operating assets and liabilities:
Trade accounts receivable	(134,000)	94,000
Inventories	61,000	(158,000)
Other assets	22,000	(1,000)
Accounts payable	85,000	(59,000)
Accrued expenses	86,000	16,000
Accrued interest to related party	–	(1,000)
Income tax payable	2,000	–
Deferred revenue	16,000	(19,000)
Accrued warranty	(9,000)	(13,000)
Deferred rent	(16,000)	(14,000)

Net cash provided by (used in) operating activities	43,000	(352,000)

Cash flows from investing activities:
Purchase of property and equipment	(27,000)	–

Net cash used in investing activities	(27,000)	–

Cash flows from financing activities:

Principal payments on notes to related party	–	(31,000)
Principal payments on notes payable and capital leases	(47,000)	(62,000)

Net cash used in financing activities	(47,000)	(93,000)

Net decrease in cash and cash equivalents	(31,000)	(445,000)
Cash and cash equivalents at beginning of period	472,000	1,151,000
Cash and cash equivalents at end of period	$441,000	$706,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December 31, 2012 and 2011. Cash paid for interest during the three months ended December 31, 2012 and 2011 was approximately $1,000 and $4,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Going Concern

At December 31, 2012, the Company had working capital of $2,218,000 compared to $2,325,000 at the end of the fiscal year ended September 30, 2012. Cash decreased by $31,000 to $441,000 from $472,000 during three months ended December 31, 2012. During January 2013, we received $166,304 from our insurance carrier due to its acquisition from another party (see “Subsequent Events” Note 5). As of February 14, 2013, we had cash on hand of $569,000. We intend to fund operations with cash on hand and from operations, however, additional working capital in the next 12 months will be required based upon our current expenditure rate. We expect current funds available will allow us to operate through May 31, 2013. We will require additional working capital to meet our obligations as they become due after such date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue to reduce certain overhead costs in order to reduce our consumption levels. During the quarter ended December 31, 2012, the lease for the facility at Lake Forest, California was amended resulting in a savings of $48,000 in rent expense through May 31, 2013; however, there are no assurances that our additional efforts to complete some or a combination of the above actions necessary will be successful.

During the three months December 30, 2011, we received purchase orders for future delivery of 19 lasers and shipped nine (9) of these lasers during fiscal 2012. During the period ended December 31, 2012, we shipped one (1) laser relating to the above purchase order. We expect to ship more of the lasers relating to the above purchase orders during the current fiscal year ending September 30, 2013. Subsequently, in January of 2013, we received an additional purchase order for future delivery of two (2) 80 watt Lasers.

The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility, and interests to reduce handling costs incurred in product sterilization and we are developing more single-use products.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2012 and the results of its operations and its cash flows for the three months ended December 31, 2012 and 2011. Results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2013.

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

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2012 annual report on Form 10-K for the year ended September 30, 2012.

Stock-Based Compensation

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the Company's historical volatilities of its common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. On October 10, 2011, the Board of Directors approved the exchange of 171,000 out-of-money, fully-vested stock options, to certain employees, for an equal number of stock options at the current market price on that date of $0.13 per option. As a result of the modification, the Company recorded an additional expense of $9,000 during the three months ended December 31, 2011.

As of December 31, 2012, there was approximately $16,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next three years.

The following table summarizes stock-based compensation expense related to employee and director stock options under Accounting Standards Codification ("ASC") No. 718 Stock Compensation for the three months ended December 31, 2012 and 2011, which was allocated as follows:

	Three Months Ended
	December 31, 2012	December 31, 2011
Stock-based compensation included in:
Cost of revenues	$1,000	$1,000
Research and development expenses	$–	$1,000
Selling, general, and administrative expenses	$3,000	$10,000

Per Share Information

Basic per share information us computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended December 31, 2012 and 2011, outstanding options of 997,650 and 1,164,379, respectively, were excluded from the diluted net loss per share as the effects would have been ant dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company’s common stock for the years ended December 31, 2012 and 2011.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	December 31, 2012	September 30, 2012
Raw materials	$602,000	$711,000
Work-in-process	318,000	239,000
Finished goods	866,000	897,000
	$1,786,000	$1,847,000

For the three months ended December 31, 2012 and 2011, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	December 31, 2012	September 30, 2012
Royalty receivable	$17,000	$32,000
Prepaid insurance	49,000	68,000
Prepaid income tax	3,000	5,000
Prepaid rent	28,000	28,000
Short-term deposits	8,000	8,000
Other	37,000	17,000
Total other current assets	$142,000	$158,000

Property and equipment consist of the following:

	December 31, 2012	September 30, 2012
Furniture and equipment	$3,903,000	$3,771,000
Leasehold improvements	643,000	643,000
Other	290,000	268,000
	4,836,000	4,682,000
Less accumulated depreciation and amortization	(4,128,000)	(3,931,000)
Total property and equipment	$708,000	$751,000

Accrued expenses consist of the following:

	December 31, 2012	September 30, 2012
Accrued vacation	$170,000	$166,000
Accrued salaries and wages	108,000	45,000
Accrued bonus	9,000	28,000
Sales and use tax	62,000	56,000
Customer deposits	2,000	–
Accrued commissions	39,000	35,000
Other	48,000	22,000
Total accrued expenses	$438,000	$352,000

NOTE 3 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which $0 remained as of December 31, 2012 and September 30, 2012. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

NOTE 4 - Segment Information

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

Data with respect to these operating activities for the three months ended December 31, 2012 and 2011 are as follows:

	For the Three Months Ended December 31, 2012			For the Three Months Ended December 31, 2011
	Products	Service and Rental	Total	Products	Service and Rental	Total

Revenue	$722,000	$753,000	$1,475,000	$776,000	$614,000	$1,390,000
Cost of sales	434,000	504,000	938,000	491,000	379,000	870,000

Gross profit	288,000	249,000	537,000	285,000	235,000	520,000

Expenses:
Selling, general and administrative	407,000	166,000	573,000	488,000	170,000	658,000
Research and development	126,000	–	126,000	210,000	–	210,000

Income (loss) from operations	$(245,000)	$83,000	(162,000)	$(413,000)	$65,000	(348,000)

Other:
Interest expense			(1,000)			(4,000)
Royalty income			17,000			31,000
Other income			4,000			36,000
Provision for income tax			2,000			–
Net loss			$(144,000)			$(285,000)

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2012 and 2011 were as follows:

	For the Three Months Ended December 31,
	2012	2011
By similar products and services:
Revenues:
Laser equipment and accessories	$48,000	$102,000
Delivery and disposable devices	674,000	674,000
Service and rental	753,000	614,000
Total	$1,475,000	$1,390,000

Gross profit
Laser equipment and accessories	$(12,000)	$(21,000)
Delivery and disposable devices	300,000	306,000
Service and rental	249,000	235,000
Total	$537,000	$520,000

Sales in foreign countries for the three months ended December 31, 2012 and 2011 accounted for approximately 9.3% and 25.5%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended December 31,
	2012	2011
Asia	$63,000	$127,000
Europe	27,000	89,000
Latin America	47,000	99,000
Australia	–	39,000
	$137,000	$354,000

The Company had three Lasers, of which one each was located in Brazil, Canada and India during the period ended December 31, 2012. During the three months ended December 31, 2011, one laser was located in Canada. Total segment assets at December 31, 2012 and 2011 for the Products segment were $2,560,000 and $3,448,000, respectively, and for the Service and Rental segment were $1,729,000 and $1,791,000, respectively. The $888,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year quarter was primarily the result of a $534,000 reduction in inventory from the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 5 - SUBSEQUENT EVENTS

On January 15, 2013 the Company received $166,305 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2012, contained in our 2012 Annual Report on Form 10-K.

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

The Company's Lasers and Fibers are also used in Urology to fragment stones in the Kidney, ureter or bladder. The Company's VaporMAX(R) Side Firing Optical Fiber device is also used to vaporize a portion of the male prostate which is used with the Company’s Lasers in the treatment of benign prostate hyperplasia or "BPH", commonly referred to as an "enlarged prostate."

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

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

During the quarter ended December 31, 2012, net revenues were $1,475,000 as compared to $1,390,000 for the same period of the previous year, a $85,000 or 6% increase. Net sales from Lasers and accessories decreased by $54,000 or 53% to $48,000 during the three months ended December 31, 2012 from $102,000 in the same period of the prior year. The decrease in laser revenues was due to one laser being sold in the current quarter while three were sold in the comparable prior period. Net sales from delivery and disposable devices remained unchanged at $674,000 in the current quarter from the same quarter of the prior year. Net sales from service and rental increased by $139,000, or 23%, to $753,000 from $614,000 for the same quarters. The increase was primarily due to an increase in total fee-per-case revenues provided by MST resulting from an increase in procedures involving prostate ablation.

Cost of sales during the quarter ended December 31, 2012 was 63.6% of net revenue as compared to 62.6% of net revenues for the prior year quarter. Gross profit from the sale of lasers and accessories was (24.5)% as compared to (21.2%) of net revenues for the prior year three-month period. The decrease in gross profit from the sale of Lasers in the current period as compared to the prior period was primarily due the sale of a previously reserved laser during the prior period ended December 31, 2011. Gross profit from the sale of delivery and disposable devices was 45.0% for the current three-month period and the same period for the prior year. Gross profit from revenue received from service and rentals was 33.1% in the current quarter, as compared to 38.3% for the prior three-month period. The decrease in gross profit as a percentage of sales from service and revenue as compared to the prior year period was primarily due to an increase in periodic maintenance costs for MST’s Laser fleet during the current year period.

Selling, general and administrative expenses decreased in the current quarter to $573,000 from $658,000 in the prior year quarter, a decrease of $85,000 or 13%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $38,000 in marketing expense, $17,000 in outside services, $16,000 in employee health insurance expense, $10,000 in commissions expense, $8,000 in rent expense, $6,000 in recruiting expense, and $5,000 in professional fees, offset by an increase of $16,000 in payroll related expenses. The overall decrease during the current period was the result of the Company’s continuing efforts to reduce its overhead expenses.

Research and development expenditures decreased to $126,000 or 40% for the quarter ended December 31, 2012, as compared $210,000 for the quarter ended December 31, 2011. The decrease was primarily due to the reduction of staff. During the period ended December 31, 2012, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income, net decreased by $43,000 or 68% to $20,000 in the first quarter ended December 31, 2012 from $63,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2012 primarily consisted of $17,000 of royalty income from Lumenis. The decrease of other income during the current year quarter as compared to the prior quarter was primarily the result of a decrease in royalties from Lumenis of $14,000 and the Company’s receipt of an insurance settlement of $35,000 during the prior year period ended December 31, 2011.

For the current quarter, the Company had a net loss of $144,000, or $0.01 per share, as compared to net loss of $285,000, or $0.02 per share during the same period of the prior year, based on 18,395,960 basic weighted average number of common shares outstanding.

Liquidity and Capital

At December 31, 2012, the Company had working capital of $2,218,000 compared to $2,325,000 at the end of the fiscal year ended September 30, 2012. Cash decreased by $31,000 to $441,000 from $472,000 during three months ended December 31, 2012. During January 2013, we received $166,304 from our insurance carrier due to its acquisition from another party (see “Subsequent Events” Note 5). As of February 14, 2013, we had cash on hand of $569,000. We intend to fund operations with cash on hand and from operations, however, additional working capital in the next 12 months will be required based upon our current expenditure rate. We expect current funds available will allow us to operate through May 31, 2013. We will require additional working capital to meet our obligations as they become due after such date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue to reduce certain overhead costs in order to reduce our consumption levels. During the quarter ended December 31, 2012, the lease for the facility at Lake Forest, California was amended resulting in a savings of $48,000 in rent expense through May 31, 2013; however, there are no assurances that our additional efforts to complete some or a combination of the above actions necessary will be successful.

During the three months December 30, 2011, we received purchase orders for future delivery of 19 lasers and shipped nine (9) of these lasers during fiscal 2012. During the period ended December 31, 2012, we shipped one (1) laser relating to the above purchase order. We expect to ship more of the lasers relating to the above purchase orders during the current fiscal year ending September 30, 2013. Subsequently, in January of 2013, we received an additional purchase order for future delivery of two (2) 80 watt Lasers.

The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility, and interests to reduce handling costs incurred in product sterilization and we are developing more single-use products.

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

Changes in Internal Control Over Financial Reporting. During the period covered by this report, there have been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes were the remediation of the material weaknesses identified in Part II, Item 9, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

TRIMEDYNE, INC.

Date: February 18, 2013	By:	s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: February 18, 2013	By:	s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

