Form 10-Q
period 2013-03-31
TRIMEDYNE INC
filed 2013-05-20
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock, $.01 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

As of May 16, 2013, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	March 31, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$584,000	$472,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at March 31, 2013 and September 30, 2012, respectively	563,000	493,000
Inventories	1,664,000	1,847,000
Other current assets	164,000	158,000
Total current assets	2,975,000	2,970,000

Property and equipment, net	668,000	751,000
Other	18,000	68,000
Goodwill	544,000	544,000

Total Assets	$4,205,000	$4,333,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$103,000	$149,000
Accrued expenses	361,000	352,000
Deferred revenue	51,000	53,000
Accrued warranty	11,000	23,000
Income tax payable	3,000	–
Current portion of note payable and capital leases	–	68,000
Deferred rent	11,000	43,000
Total current liabilities	540,000	688,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at March 31, 2013 and September 30, 2012, respectively	186,000	186,000
Additional paid-in capital	51,298,000	51,295,000
Accumulated deficit	(47,106,000)	(47,123,000)
	4,378,000	4,358,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,665,000	3,645,000

Total liabilities and stockholder's equity	$4,205,000	$4,333,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$1,570,000	$1,526,000	$3,045,000	$2,916,000
Cost of sales	919,000	1,051,000	1,857,000	1,921,000
Gross profit	651,000	475,000	1,188,000	995,000

Operating expenses:
Selling, general and administrative	572,000	622,000	1,145,000	1,280,000
Research and development	125,000	149,000	251,000	359,000
Total operating expenses	697,000	771,000	1,396,000	1,639,000

Loss from operations	(46,000)	(296,000)	(208,000)	(644,000)

Other income, net	209,000	227,000	229,000	290,000

Income (loss) before provision for income taxes	163,000	(69,000)	21,000	(354,000)

Provision for income taxes	2,000	–	4,000	–

Net income (loss)	$161,000	$(69,000)	$17,000	$(354,000)

Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.00	$(0.02)
Diluted	$0.01	$(0.00)	$0.00	$(0.02)

Weighted average number of shares outstanding:

Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$17,000	(354,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,000	15,000
Depreciation and amortization	139,000	152,000
Gain on disposal of assets	–	(20,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(70,000)	45,000
Inventories	183,000	(7,000)
Other assets	44,000	60,000
Accounts payable	(47,000)	(107,000)
Accrued expenses	9,000	(93,000)
Accrued interest senior notes	–	(1,000)
Income tax payable	3,000	–
Deferred revenue	(2,000)	(42,000)
Accrued warranty	(12,000)	(10,000)
Deferred rent	(32,000)	(27,000)
Net cash provided by (used in) operating activities	236,000	(389,000)

Cash flows from investing activities:
Purchase of property and equipment	(56,000)	–
Net cash used in investing activities	(56,000)	–
Cash flows from financing activities:
Payments on note payable to related party	–	(187,000)
Principal payments on notes payable and capital leases	(68,000)	(97,000)
Net cash used in financing activities	(68,000)	(284,000)

Net increase (decrease) in cash and cash equivalents	112,000	(673,000)
Cash and cash equivalents at beginning of period	472,000	1,151,000
Cash and cash equivalents at end of period	$584,000	$478,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the six months ended March 31, 2013 was $1,000 and no cash was paid during the six-month period ended March 31, 2012.

Cash paid for interest during the six months ended March 31, 2013 and 2012 was approximately $1,000 and $7,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Management Plans

At March 31, 2013, the Company had working capital of $2,435,000 compared to $2,325,000 at the end of the fiscal year ended September 30, 2012. Cash increased by $112,000 to $584,000 from $472,000 during the six months ended March 31, 2013. On January 15, 2013, the Company received $166,000 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests. As a result of further cost reductions, we had cash on hand of $848,000 on May 17, 2013. We intend to fund operations with cash on hand and from continuing operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate.

During the quarter ended December 31, 2012, the lease for the facility at Lake Forest, California was amended resulting in a savings of $48,000 in rent expense through May 31, 2013. Subsequently, on April 16, 2013, we executed a new lease to move our operations in California to a smaller facility (see “Subsequent Events”, Note 5) commencing May 9, 2013, which will result in a savings in rent expense of approximately $550,000 over a period of three years as compared to the prior three-year period. We also have significantly reduced our staff to continue reducing costs.

During the three months ended December 31, 2011, we received purchase orders for future delivery of 19 Lasers and shipped nine (9) of these Lasers during fiscal 2012. During the six-month period ended March 31, 2013, we shipped one (1) Laser relating to the above purchase order. We expect to ship more of the Lasers relating to the above purchase orders during the current fiscal year ending September 30, 2013.

The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility, and interests to reduce handling costs incurred in product sterilization.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2013 and the results of their operations and their cash flows for the six months ended March 31, 2013 and 2012. Results for the six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities, as well as the valuation of equity compensation.

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

As of March 31, 2013, there was approximately $16,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. The stock-based compensation during the periods reported was not significant.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. For the three and six months ended March 31, 2013 and 2012, the exercise prices of options were in excess of the average closing price of the Company’s common stock thus not having an effect on the weighted average dilutive shares outstanding.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$462,000	$711,000
Work-in-process	241,000	239,000
Finished goods	961,000	897,000
	$1,664,000	$1,847,000

Other current assets consist of the following:

	March 31, 2013	September 30, 2012
Royalty receivable	$34,000	$32,000
Prepaid insurance	13,000	68,000
Prepaid income tax	3,000	5,000
Prepaid rent	28,000	28,000
Short-term deposits	49,000	8,000
Other	37,000	17,000
Total other current assets	$164,000	$158,000

Property and equipment consist of the following:

	March 31, 2013	September 30, 2012
Furniture and equipment	$3,903,000	$3,771,000
Leasehold improvements	642,000	643,000
Other	320,000	268,000
	4,865,000	4,682,000
Less accumulated depreciation and amortization	(4,197,000)	(3,931,000)
Total property and equipment	$668,000	$751,000

Accrued expenses consist of the following:

	March 31, 2013	September 30, 2012
Accrued vacation	$164,000	$166,000
Accrued salaries and wages	42,000	45,000
Accrued bonus	16,000	28,000
Sales and use tax	56,000	56,000
Customer deposits	2,000	–
Accrued compensation	34,000	–
Accrued commissions	30,000	35,000
Other	17,000	22,000
Total accrued expenses	$361,000	$352,000

NOTE 3 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently a co-defendant in one product liability lawsuit. The case, filed on behalf of Paula Tsakonas, plaintiff, in the Circuit Court of Cook County, Illinois on February 23, 2011, relates to injuries that occurred in connection to a medical procedure in which the Company's laser was used and names Spiros G. Stamelos, MD, Stamelos Bros., LTD., an Illinois Corporation, doing business as Advanced Orthopaedic Associates, Lakeshore Surgery Center, LLC, an Illinois corporation and Trimedyne, Inc. as defendants. The case is currently in litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000. Management had recorded a loss contingency for this claim in the amount of $25,000 based on the deductible under the insurance policy, of which no amount remained as of March 31, 2013 and September 30, 2012. Management is not accruing any additional provision for this claim, as it is not expected that this claim will exceed the limits of the insurance coverage.

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

New technologies exist that competitively impact our operations.

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

Data with respect to these operating activities for the three and six months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$898,000	$672,000	$1,570,000	$949,000	$577,000	$1,526,000
Cost of sales	475,000	444,000	919,000	670,000	381,000	1,051,000

Gross profit	423,000	228,000	651,000	279,000	196,000	475,000

Expenses:
Selling, general and administrative	387,000	185,000	572,000	473,000	149,000	622,000
Research and development	125,000	–	125,000	149,000	–	149,000

Income (loss) from operations	$(89,000)	$43,000	(46,000)	$(343,000)	$47,000	(296,000)

Other:
Interest expense			–			(3,000)
Royalty income			34,000			28,000
Other income			175,000			202,000
Income taxes			(2,000)			–
Net income (loss)			$161,000			$(69,000)

	For the Six Months Ended March 31, 2013			For the Six Months Ended March 31, 2012
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,620,000	$1,425,000	$3,045,000	$1,725,000	$1,191,000	$2,916,000
Cost of sales	909,000	948,000	1,857,000	1,161,000	760,000	1,921,000

Gross profit	711,000	477,000	1,188,000	564,000	431,000	995,000

Expenses:
Selling, general and administrative	794,000	351,000	1,145,000	961,000	319,000	1,280,000
Research and development	251,000	–	251,000	359,000	–	359,000

Income (loss) from operations	$(334,000)	$126,000	(208,000)	$(756,000)	$112,000	(644,000)

Other:
Interest expense			(1,000)			(7,000)
Royalty income			51,000			59,000
Other income			179,000			238,000
Income taxes			(4,000)			–
Net income (loss)			$17,000			$(354,000)

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$169,000	$282,000	$217,000	$384,000
Delivery and disposable devices	729,000	667,000	1,403,000	1,341,000
Service and rental	672,000	577,000	1,425,000	1,191,000
Total	$1,570,000	$1,526,000	$3,045,000	$2,916,000

Gross profit
Products:
Laser equipment and accessories	$55,000	$26,000	$43,000	$11,000
Delivery and disposable devices	368,000	253,000	668,000	553,000
Service and rental	228,000	196,000	477,000	431,000
Total	$651,000	$475,000	$1,188,000	$995,000

Sales in foreign countries for the three months ended March 31, 2013 and 2012, accounted for approximately 26% and 15%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2013 and 2012 accounted for approximately 18% and 20%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012

Asia	$76,000	$125,000	$139,000	$252,000
Europe	132,000	100,000	159,000	189,000
Latin America	170,000	2,000	217,000	101,000
Middle East	1,000	2,000	1,000	2,000
Australia	20,000	7,000	20,000	46,000
Other	2,000	--	2,000	--
	$401,000	$236,000	$538,000	$590,000

The Company had one Laser located in Canada during the period ended March 31, 2013. During the six months ended March 31, 2012, three Lasers were located outside of the United States, one each in Brazil, Canada and India. Total segment assets at March 31, 2013 and 2012 for the Products segment were $2,572,000 and $3,065,000, respectively, and for the Service and Rental segment were $1,611,000 and $1,727,000, respectively. The $609,000 difference between total segment assets for the product segment for the current year as compared to the prior year was primarily the result of a $505,000 reduction in inventory from the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 5 - SUBSEQUENT EVENTS

On April 1, 2013, the Company entered into a finance agreement to purchase certain insurance policies for $107,000. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $9,851 through March 2014.

On April 16, the Company executed a new lease (“New Lease”) for its California facility’s new location at 5 Holland, Building 223, Irvine, CA 92618. The basic terms of the lease are as follows: The New Lease term is for three years with an option to extend for another three years. Base rent is: $6,911.25 per month for months 1 – 12, with month three being rent free; $7,118.59 per month for months 13 – 24; $7,332.15 per month for months 25 – 36, with month 25 being rent free.

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

Three months ended March 31, 2013 compared to three months ended March 31, 2012

During the quarter ended March 31, 2013, net revenues were $1,570,000 as compared to $1,526,000 for the same period of the previous year, a $44,000 or 2.9% increase. Net sales from lasers and accessories decreased by $113,000 or 40.1% to $169,000 during the quarter ended March 31, 2013 from $282,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net sales from delivery and disposable devices increased by $62,000 or 9.3% to $729,000 in the quarter ended March 31, 2013 from $667,000 in the same period of the previous year. During the quarter ended March 31, 2013, net sales from service and rental increased by $95,000 or 16.5% to $672,000 from $577,000 for the same quarter of the prior year. The decrease in service and rental revenue was primarily due to a decrease in fee-per-case revenue from MST for certain procedures. Revenue from export sales increased by $165,000 or 69.9% to $401,000 during the quarter ended March 31, 2013 from $236,000 during the same quarter of the previous year, primarily due to an increase in Laser sales in during the current three-month period.

Cost of sales during the quarter ended March 31, 2013 was $919,000 or 58.5% of net revenues as compared to $1,051,000 or 68.9% the same period of the previous year, primarily due the sale of two fully amortized demo Lasers and more efficient production running closer to capacity to increase inventory levels. Gross profit as a percentage of sales from the sale of Lasers and accessories was 32.5% as compared to a gross profit of 9.2% for the same quarter of the previous year, primarily due to the sale of two fully amortized demo Lasers during the current quarter.  The gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 50.5% as compared to 37.9% for the same quarter of the previous year. The increase in gross profit from the sale of Fibers, Needles and Tips was primarily due to more efficient production running closer to capacity to increase inventory levels. Gross profit from revenue received from service and rentals remained at 34% for the quarters ended March 31, 2013 and 2012.

Selling, general and administrative expenses decreased in the quarter ended March 31, 2013 to $572,000 from $622,000 in the same period of the previous year, a decrease of $50,000 or 8.0%. The decrease in selling, general and administrative expenses during the quarter ended March 31, 2013 compared to the same period of the previous year was primarily the result of decreases in commission expense of $26,000, outside administrative services of $12,000, payroll related expense of $7,000, employee health insurance of $6,000, rent expense of $4,000, and marketing expense of $4,000, offset by an increase in MST bonus expense of $9,000.

Research and development expenditures for the quarter ended March 31, 2013, decreased $24,000 or 16.1% to $125,000 as compared to $149,000 in the same period of the previous year. The decrease was primarily due to the reduction of staff. During the period ended March 31, 2013, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income, net, decreased by $18,000 or 7.9% to $209,000 in the quarter ended March 31, 2013 from $227,000 in the same period of the previous year. This decrease was primarily the result of the receipt of $166,000 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests during the current year quarter as compared to $200,000 resulting from the Company entering into an agreement for the sale of certain patents to a third party during the prior year quarter.

For the quarters ended March 31, 2013 and 2012, the Company had net income of $161,000 or $0.01 per share, as compared to a net loss of $69,000 or $0.00 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2013 compared to six months ended March 31, 2012

During the six months ended March 31, 2013, net revenues increased to $3,045,000 as compared to $2,916,000 for the same period of the previous year, a $129,000 or 4.4% increase. Net sales from Lasers and accessories decreased by $167,000 or 43.5% to $217,000 during the six months ended March 31, 2013 from $384,000 in the same period of the previous year.  Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from Fibers, Needles and Tips increased by $62,000 or 4.6% to $1,403,000 during the six months ended March 31, 2013 from $1,341,000 for the same period of the previous year. Net revenues from service and rental increased by $234,000, or 19.6%, to $1,425,000 from $1,191,000 for the same six-month period of the previous year. The increase in service and rental revenue was primarily due to an increase in fee-per-case revenue during the current six-month period as compared to the same period of the previous year. Revenue from export sales decreased by $52,000 to $538,000 during the six-month period ended March 31, 2013 from $590,000 during the same period of the previous year, primarily due to a decrease in Laser sales in during the current six-month period.

Cost of sales during the six months ended March 31, 2013 were $1,857,000 or 61.0% of net revenues as compared to $1,921,000 or 65.9% for the same period of the previous year. Gross profit as a percentage of sales from the sale of Lasers and accessories was 19.8% as compared to 2.9% for the same six-month period of the previous year, primarily due to the sale of two fully amortized demo Lasers during the current six-month period. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 47.6% as compared to 41.2% for the same six-month period of the previous year. The increase in gross profit was primarily due to more efficient production running closer to capacity to increase inventory levels. Gross profit from revenue received from service and rentals were 33.5% as compared to 36.2% for the same six-month period of the previous year. This decrease in gross profit was primarily due to an increase in payroll expense resulting from annual compensation increases and the addition of personnel at MST.

For the six months ended March 31, 2013, selling, general and administrative expenses totaled $1,145,000 as compared to $1,280,000 for the same period of the previous year, a $135,000 or 10.5% decrease. The decrease in selling, general and administrative expenses during the six-month period ended March 31, 2013 was primarily the result of decreases in marketing expense of $52,000, commissions expense of $36,000, outside administrative services expense of $29,000 and rent expense of $16,000.

During the six months ended March 31, 2013, research and development expenses decreased to $251,000 from $359,000 in the same six-month period of the previous year, a decrease of $108,000 or 30.1%. The decrease was primarily due to the reduction of staff. During the period ended March 31, 2013, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income decreased by $61,000 or 21.0% to $229,000 in the six-month period ended March 31, 2013 from $290,000 in the same six-month period of the previous year. This decrease was primarily the result of the receipt of an insurance settlement of $35,000 and $200,000 resulting from the Company entering into an agreement for the sale of certain patents to a third party during the prior year six-month period offset by the receipt of $166,000 from our insurance carrier due to its acquisition from another party during the current six-month period.

For the six months ended March 31, 2013 and 2012, the Company had net income of $17,000 or $0.00 per share, as compared to a net loss of $354,000 or $0.02 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2013, the Company had working capital of $2,435,000 compared to $2,325,000 at the end of the fiscal year ended September 30, 2012. Cash increased by $112,000 to $584,000 from $472,000 during the six months ended March 31, 2013.

On January 15, 2013, the Company received $166,000 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests. As a result of further cost reductions, we had cash on hand of $848,000 on May 17, 2013. We intend to fund operations with cash on hand and from continuing operations, however, additional working capital in the next 12 months may be required based upon our current expenditure rate.

We will attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue to reduce certain overhead costs in order to reduce our consumption levels. During the quarter ended December 31, 2012, the lease for the facility at Lake Forest, California was amended resulting in a savings of $48,000 in rent expense through May 31, 2013. Subsequently, on April 16, 2013, we executed a new lease to move our operations in California to a smaller facility (see “Subsequent Events”, Note 5) commencing May 9, 2013, which will result in a savings in rent expense of approximately $550,000 over a period of three years as compared to the prior three-year period. We also have significantly reduced our staff to continue reducing costs.

During the three months December 30, 2011, we received purchase orders for future delivery of 19 Lasers and shipped nine (9) of these Lasers during fiscal 2012. During the six-month period ended March 31, 2013, we shipped one (1) Laser relating to the above purchase order. We expect to ship more of the Lasers relating to the above purchase orders during the current fiscal year ending September 30, 2013.

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

TRIMEDYNE, INC.

Date: May 20, 2013	By:	s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: May 20, 2013	By:	s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

