Form 10-Q
period 2013-06-30
TRIMEDYNE INC
filed 2013-08-19
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	36-3094439
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5 HOLLAND, BLDG. #223 IRVINE, CALIFORNIA	92618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of August 17, 2013, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	September 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$989,000	$472,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2013 and September 30, 2012, respectively	637,000	493,000
Inventories	1,232,000	1,847,000
Other current assets	208,000	158,000
Total current assets	3,066,000	2,970,000

Property and equipment, net	616,000	751,000
Other	68,000	68,000
Goodwill	544,000	544,000

Total Assets	$4,294,000	$4,333,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$126,000	$149,000
Accrued expenses	404,000	352,000
Deferred revenue	39,000	53,000
Accrued warranty	23,000	23,000
Income tax payable	5,000	–
Current portion of note payable and capital leases	78,000	68,000
Deferred rent	6,000	43,000
Total current liabilities	681,000	688,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at June 30, 2013 and September 30, 2012, respectively	186,000	186,000
Additional paid-in capital	51,304,000	51,295,000
Accumulated deficit	(47,164,000)	(47,123,000)
	4,326,000	4,358,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,613,000	3,645,000

Total liabilities and stockholder's equity	$4,294,000	$4,333,000

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$1,681,000	$1,715,000	$4,726,000	$4,631,000
Cost of sales	1,030,000	1,071,000	2,887,000	2,992,000
Gross profit	651,000	644,000	1,839,000	1,639,000

Operating expenses:
Selling, general and administrative	667,000	643,000	1,812,000	1,923,000
Research and development	73,000	187,000	324,000	546,000
Total operating expenses	740,000	830,000	2,136,000	2,469,000

Loss from operations	(89,000)	(186,000)	(297,000)	(830,000)

Other income, net	34,000	23,000	263,000	313,000

Loss before provision for income taxes	(55,000)	(163,000)	(34,000)	(517,000)

Provision for income taxes	3,000	5,000	7,000	5,000

Net loss	$(58,000)	$(168,000)	$(41,000)	$(522,000)

Net loss per share:
Basic	$0.00	$(0.01)	$0.00	$(0.03)
Diluted	$0.00	$(0.01)	$0.00	$(0.03)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(41,000)	$(522,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,000	24,000
Depreciation and amortization	206,000	230,000
Gain on disposal of assets	(11,000)	(21,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(144,000)	143,000
Inventories	615,000	113,000
Other assets	58,000	45,000
Accounts payable	(23,000)	(7,000)
Accrued expenses	52,000	(28,000)
Income tax payable	5,000	3,000
Deferred revenue	(14,000)	(51,000)
Accrued warranty	–	(6,000)
Deferred rent	(37,000)	(41,000)
Accrued interest related party note	–	(1,000)

Net cash provided in (used in) operating activities	675,000	(119,000)

Cash flows from investing activities:
Purchase of property and equipment	(60,000)	(13,000)

Net cash provided in (used in) investing activities	(60,000)	(13,000)

Cash flows from financing activities:

Payments on note payable to related party	–	(187,000)
Payments on notes payable and capital leases	(98,000)	(131,000)

Net cash (used in) financing activities	(98,000)	(318,000)

Net increase (decrease) in cash and cash equivalents	517,000	(450,000)
Cash and cash equivalents at beginning of period	472,000	1,151,000
Cash and cash equivalents at end of period	$989,000	$701,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2013 and 2012 was $1,000 and $2,000 respectively.

Cash paid for interest during the nine months ended June 30, 2013 and 2012 was approximately $2,000 and $9,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the nine months ended June 30, 2013 and 2012, the Company financed the purchase of certain insurance policies with a $107,000 and a $110,000 note respectively.

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Customer Concentration

As of June 30, 2013, one customer accounted for 23% of the Company’s receivables.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2013 and the results of their operations and their cash flows for the six months ended June 30, 2013 and 2012. Results for the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013.

 TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts, deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities, as well as the valuation of equity compensation.

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

As of June 30, 2013, there was approximately $10,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. The stock-based compensation during the periods reported was not significant.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. For the three and nine months ended June 30, 2013 and 2012, the exercise prices of options were in excess of the average closing price of the Company’s common stock thus not having an effect on the weighted average dilutive shares outstanding.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$507,000	$711,000
Work-in-process	–	239,000
Finished goods	725,000	897,000
	$1,232,000	$1,847,000

As of June 30, 2013 and September 30, 2012, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

 TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Other current assets consist of the following:

	June 30, 2013	September 30, 2012
Royalty receivable	$22,000	$32,000
Prepaid insurance	105,000	68,000
Prepaid income tax	5,000	5,000
Prepaid rent	7,000	28,000
Short-term deposits	8,000	8,000
Other	61,000	17,000
Total other current assets	$208,000	$158,000

Property and equipment consist of the following:

	June 30, 2013	September 30, 2012
Furniture and equipment	$3,481,000	$3,771,000
Leasehold improvements	15,000	643,000
Other	304,000	268,000
	3,800,000	4,682,000
Less accumulated depreciation and amortization	(3,184,000)	(3,931,000)
Total property and equipment	$616,000	$751,000

Accrued expenses consist of the following:

	June 30, 2013	September 30, 2012
Accrued vacation	$151,000	$166,000
Accrued salaries and wages	72,000	45,000
Accrued bonus	24,000	28,000
Sales and use tax	57,000	56,000
Customer deposits	2,000	–
Accrued compensation	47,000	–
Accrued commissions	30,000	35,000
Other	21,000	22,000
Total accrued expenses	$404,000	$352,000

NOTE 3 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us.

The Company is currently not a defendant or co-defendant in any litigation. The Company has insurance to cover product liability claims. This insurance provides the Company with $5,000,000 of coverage for each occurrence with a general aggregate of $5,000,000. Trimedyne's liability is limited to a maximum of $25,000 per occurrence unless the judgment against the Company exceeds the insurance coverage. In such case, Trimedyne would be liable for any liability in excess of $5,000,000.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 4 - Notes Payable and Leases

Notes payable consists of the following at June 30, 2013:

June 30, 2013

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $9,851 through March 2014.	$78,000
78,000

Less: current portion	(78,000)
$–

On April 12, 2013 the Company signed a new lease for the new location of our facility located in California. The lease term is for 36 months with two increases over the term. The initial monthly amount of rent to be paid is $6,911 with the second month free, followed by an increase in monthly rent to $7,811 beginning month 13 and another increase beginning month 24 to $7,332.15, with the 25th month rent free.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

Data with respect to these operating activities for the three and nine months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$945,000	$736,000	$1,681,000	$1,070,000	$645,000	$1,715,000
Cost of sales	543,000	487,000	1,030,000	655,000	416,000	1,071,000

Gross profit	402,000	249,000	651,000	415,000	229,000	644,000

Expenses:
Selling, general and administrative	491,000	176,000	667,000	483,000	160,000	643,000
Research and development	73,000	–	73,000	187,000	–	187,000

Income (loss) from operations	$(162,000)	$73,000	(89,000)	$(255,000)	$69,000	(186,000)

Other:
Interest expense			(1,000)			(2,000)
Royalty income			22,000			24,000
Gain (loss) on disposal of equipment			11,000			–
Other income			2,000			1,000
Income taxes			(3,000)			(5,000)
Net loss			$(58,000)			$(168,000)

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

	For the Nine Months Ended June 30, 2013			For the Nine Months Ended June 30, 2012
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,565,000	$2,161,000	$4,726,000	$2,795,000	$1,836,000	$4,631,000
Cost of sales	1,452,000	1,435,000	2,887,000	1,816,000	1,176,000	2,992,000

Gross profit	1,113,000	726,000	1,839,000	979,000	660,000	1,639,000

Expenses:
Selling, general and administrative	1,285,000	527,000	1,812,000	1,444,000	479,000	1,923,000
Research and development	324,000	–	324,000	546,000	–	546,000

Income (loss) from operations	$(496,000)	$199,000	(297,000)	$(1,011,000)	$181,000	(830,000)

Other:
Interest income			–			–
Interest expense			(2,000)			(9,000)
Royalty income			73,000			83,000
Gain on disposal of equipment			11,000			–
Other income			181,000			239,000
Income taxes			(7,000)			(5,000)
Net loss			$(41,000)			$(522,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$284,000	$306,000	$501,000	$690,000
Delivery and disposable devices	661,000	764,000	2,064,000	2,105,000
Service and rental	736,000	645,000	2,161,000	1,836,000
Total	$1,681,000	$1,715,000	$4,726,000	$4,631,000

Gross profit
Products:
Laser equipment and accessories	$64,000	$1,000	$107,000	$12,000
Delivery and disposable devices	338,000	414,000	1,006,000	967,000
Service and rental	249,000	229,000	726,000	660,000
Total	$651,000	$644,000	$1,839,000	$1,639,000

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Sales in foreign countries for the three months ended June 30, 2013 and 2012, accounted for approximately 31% and 30%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2013 and 2012 accounted for approximately 23% and 24%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2013	Ended June 30, 2012	Ended June 30, 2013	Ended June 30, 2012
Asia	$366,000	$172,000	$505,000	$425,000
Europe	145,000	39,000	304,000	228,000
Latin America	5,000	252,000	222,000	354,000
Middle East	2,000	–	3,000	–
Australia	11,000	37,000	31,000	83,000
Other	–	2,000	2,000	2,000
	$529,000	$502,000	$1,067,000	$1,092,000

All long-lived assets were located in the United States during the nine months ended June 30, 2013 and 2012 with the exception of one laser located in Canada. Total segment assets at June 30, 2013 and 2012 for the Products segment were $2,692,000 and $3,000,000, respectively, and for the Service and Rental segment were $1,581,000 and $1,848,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates and assumptions relate to inventory valuation, allowances for doubtful accounts and deferred income tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., MST and its 90% owned subsidiary, Cardiodyne.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

During the quarter ended June 30, 2013, net revenues were $1,681,000 as compared to $1,715,000 for the same period of the previous year, a $34,000 or 2% decrease primarily due an decrease in revenues from Laser sales. Net sales from lasers and accessories decreased by $22,000 or 7% to $284,000 during the three months ended June 30, 2013 from $306,000 in the same period of the prior year. Net sales from delivery and disposable devices decreased by $103,000 or 13% to $661,000 during the three months ended June 30, 2013 from $764,000 in the same period of the prior year. Export sales increased by $27,000 or 5% to $529,000 from $502,000 for the same quarter of the prior year. The increase in export sales was primarily due to an increase in sales to Asia. Net sales from service and rental during the current quarter increased by $91,000 or 14% to $736,000 from $645,000 for the same quarter of the prior year. This increase was primarily due to an increase in fee-per-case revenues from MST resulting from adding additional personnel and increasing MST’s Laser fleet to expand service territories.

Cost of sales during the quarter ended June 30, 2013 was $1,030,000 or 61% of net revenues as compared to $1,071,000 or 62% the prior year quarter. Gross profit from the sale of lasers and accessories was 23% as compared to 0% for the prior year three-month period. The increase in gross profit for lasers and accessories during the current year period was primarily the result of a one-time adjustment to laser inventory during the prior year period. Gross profit from the sale of delivery and disposable devices was 51% as compared to 54% for the prior year three-month period. The decrease in gross profit was primarily due to a volumnizing difference due to the 13% decrease in delivery and disposable device sales during the current year quarter combined with additional costs absorbed by utilizing manufacturing personnel to help prepare for the relocation of our facility. Gross profit from revenue received from service and rentals during the current three-month period was 34% as compared to 36% for the prior year three month-period. The lower gross profit during the current quarter was primarily attributable to the absorption of costs incurred by our service department in California to assist in the preparation of relocating our facility in California.

For the quarter ended June 30, 2013, selling, general and administrative increased $24,000 or 4% to $667,000 as compared to the prior year quarter of $643,000. The increase in selling, general and administrative expenses during the current three-month period was primarily due to decreases of $61,000 in marketing expense, $20,000 in payroll related expense, $22,000 in commission expense, $10,000 in legal expense and $7,000 in travel expense,, offset by $113,000 incurred to relocate our facility in California, and increases in insurance expense of $8,000, accounting fees of $8,000, rent expense of $6,000, and utilities expense of $4,000.

Research  and  development  expenditures for the quarter ended June 30, 2013 decreased $114,000 or 61% to $73,000 as compared to $187,000 in the quarter ended June 30, 2012. This decrease in expenditure was the result of the temporary ceasing of the department’s activities to prepare for the relocation to our new facility.

Other income, net, increased during the quarter ended June 30, 2013 by $11,000 to $34,000 from $23,000 in the same quarter of the prior year. The increase in other income was primarily the result of a gain from the disposal of assets during the current period.

For the current quarter, the Company had a net loss of $58,000 or $0.00 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $168,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2013 compared to nine months ended June 30, 2012

During the nine months ended June 30, 2013, net revenues were $4,726,000 as compared to $4,631,000 for the same period of the previous year, a $95,000 or 2% increase. Net revenues from lasers and accessories decreased by $189,000 or 27% to $501,000 during the nine months ended June 30, 2013 from $690,000 in the same period of the prior year. Net revenues from delivery and disposable devices decreased by $41,000 or 2% to $2,064,000 during the nine months ended June 30, 2013 from $2,105,000 for the same period of the prior year. During the nine months ended June 30, 2013 export sales decreased $25,000 or 2% to $1,067,000 from $1,092,000 during the same period of the prior year. Net sales from service and rental increased by $325,000 or 18% to $2,161,000 from $1,836,000 for the same quarters in the prior year This increase was primarily due to an increase in fee-per-case revenues generated from MST resulting from adding additional personnel and increasing MST’s Laser fleet to expand service territories.

Cost of sales during the nine months ended June 30, 2013 was $2,887,000 or 61% of net revenues as compared to $2,992,000 or 65% for the same period of the prior year. Gross profit from the sale of Lasers and accessories was 21% as compared to 2% for the prior year nine-month period. The increase in gross profit for lasers and accessories for the current year period as compared to the prior year period was primarily the result of a one-time adjustment to laser inventory during the prior year nine-month period. Gross profit from the sale of delivery and disposable devices was 49% during the current nine-month period as compared to 46% during the prior year nine-month period. Gross profit from revenue received from service and rentals during the current nine-month period was 34% as compared to 36% for the prior year nine-month period primarily due to better margins being achieved as a result of increased fee-per-case revenues from MST.

For the nine months ended June 30, 2013, selling, general and administrative expenses totaled $1,812,000 as compared to $1,923,000 for the same period of the previous year, a $111,000 or 6% decrease. The decrease in selling, general and administration expense was primarily due to decreases in marketing expense of $101,000, commissions expense of $57,000, outside administrative services of $32,000, payroll related expense of $31,000, travel expense of $17,000, legal expense of $13,000, and rent expense of $11,000, offset by $113,000 incurred to relocate our facility in California.

During the nine months ended June 30, 2013, research and development expenses decreased to $324,000 from $546,000 in the prior year nine-month period, a decrease of $222,000 or 41%. This decrease in expenditure was primary the result of the reduction of staff and the temporary ceasing of the department’s activities during the current quarter to prepare for the relocation to our new facility. During the nine-month period ended June 30, 2013, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards along with the preparation to relocate our facility in California.

Other income decreased by $50,000 or 16% to $263,000 in the current nine-month period from $313,000 in the previous nine-month period of fiscal 2012. This decrease was primarily the result of the receipt of an insurance settlement of $35,000 and $200,000 resulting from the Company entering into an agreement for the sale of certain patents to a third party during the prior year nine-month period as compared to the receipt of $166,000 from our insurance carrier due to its acquisition from another party during the current nine-month period. During the nine months ended June 30, 2013, royalty income decreased $10,000 to $73,000 or 12% as compared to $83,000 in the prior year nine-month period. Interest expense decreased by $7,000 to $2,000 or 78% during the current nine-month period as compared to $9,000 during the same period during the prior year, resulting from the payoff of certain notes payable.

For the nine months ended June 30, 2013, the Company had net loss of $41,000 or $0.00 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $522,000 or $0.03 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital Resources

At June 30, 2013, the Company had working capital of $2,385,000 compared to $2,282,000 at the end of the fiscal year ended September 30, 2012. Cash increased by $517,000 to $989,000 from $472,000 during the nine months ended June 30, 2013. During the nine-month period ended June 30, 2013, net cash provided by operating activities was $675,000. Net cash used in financing activities during the same nine-month period was $98,000, consisting of payments on debt for the servicing of a loan for certain insurance policies.

During the quarter ended December 31, 2012, the lease for the facility at Lake Forest, California was amended resulting in a savings of $48,000 in rent expense through May 31, 2013. On April 16, 2013, we executed a new lease to move our operations in California to a smaller facility commencing May 9, 2013, which will result in a savings in rent expense of approximately $550,000 over a period of three years as compared to the prior three-year period.

On January 15, 2013, the Company received $166,000 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests. As a result of further cost reductions, we had cash on hand of $1,086,000 on August 16, 2013.

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received $200,000 and we received a non-exclusive, royalty free license to the patents. In addition, the Company would receive 35% of all net (after legal fees) proceeds received by the third party from any litigation pursued by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. We have subsequently received a preliminary statement from the third party indicating that we will receive approximately $440,000 in proceeds from the favorable settlement of litigation by the third party sometime during the next two subsequent quarters.

During the three months ended December 31, 2011, we received purchase orders for future delivery of 19 Lasers and shipped nine (9) of these Lasers during fiscal 2012. During the nine-month period ended June 30, 2013, we shipped one (1) Laser relating to the above purchase order. We expect to ship more of the Lasers relating to the above purchase orders during the current fiscal year ending September 30, 2013.

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

As a result of our continuing efforts, we believe that existing cash flows will be sufficient to fund operations through June 30, 2014; however, we have incurred losses from operations for the past four years. Although management expects that we will be able to maintain or achieve sales growth in the next 12 months, there is no guarantee that the Company will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marvin P. Loeb
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Rudner
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance document*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	August 19, 2013	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman, CEO

Date:	August 19, 2013	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

