Form 10-Q/A
period 2013-06-30
TRIMEDYNE INC
filed 2013-08-21
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2013.

1

Item 6.  Exhibits.

(a)  Exhibits

101.INS	XBRL Instance document*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

____________

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

2

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIMEDYNE, INC.

Date:	August 21, 2013	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman, CEO

Date:	August 21, 2013	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

3