Form 10-K
period 2013-09-30
TRIMEDYNE INC
filed 2014-01-14
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	36-3094439
(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5 Holland #223
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on January 10, 2014 based upon the closing price of the common stock on such date was approximately $1,281,397.  As of January 14, 2014 there were outstanding 18,395,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	1
	The Urology Market	1
	License Agreement with Lumenis	1
	The Lithotripsy Market	2
	The Spinal Disc Market	2
	The Laser Rental Market	2
	Other Markets	2
	Controlling Our Costs	2
	Future Marketing Plans	2
	Research and Development	3
	Manufacturing and Supply Agreements	3
	Marketing	3
	Government Regulation	4
	Investigational Device Exemptions	4
	510(k) Premarket Notification	4
	Premarket Approval	4
	Inspection of Plants	4
	State Regulation	5
	Insurance Reimbursement	5
	Cost of Compliance with FDA and Other Applicable Regulations	5
	Employees	5
	Patents	5
	Competition	6
	Insurance	6
	Foreign Operations	6

ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	7
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	12
ITEM 9A.	CONTROLS AND PROCEDURES	12
ITEM 9B.	OTHER INFORMATION	13

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	19
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	20

i

PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2013.

GENERAL

Trimedyne, Inc. (“Trimedyne”, the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 and 30 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and " Switch Tips") for use in a broad array of medical applications.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Switch Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 48% of our revenues in the fiscal year ended September 30, 2013.

The principal market for our 80 watt and 30 watt Holmium Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured spinal discs (lumbar, thoracic and cervical), two of the four major causes of lower back, neck and leg pain. Our minimally-invasive spinal procedures are typically performed on an outpatient basis. Our Lasers and Switch Tips are also used in orthopedics to treat damage in joints, such as those in the spine and the knee, shoulder, elbow, hip, ankle and wrist, in minimally-invasive, outpatient, arthroscopic procedures, called Arthroscopy procedures.

We also sell Single Use and Reusable FlexMax(R) optical fibers (“Fibers”) for use with our 80 watt and 30 watt Holmium Lasers (and those made by others with compatible connectors) for fragmenting urinary stones in the kidney, ureter or bladder, a procedure called “lithotripsy”. Since lithotripsy is an established procedure that urologists know how to perform, little training is required, and sales of these Fibers and Lasers used with these Fibers represents our second market.

We introduced a fast vaporizing, very durable Side Firing VaporMAX(R) Laser Fiber for use in the Urology field with our 80 watt Holmium Lasers, (and 80 watt and 100 watt Holmium Lasers made by others with compatible connectors) for the treatment of benign prostatic hyperplasia or “BPH”, commonly called an enlarged prostate. However, with our small sales force, sales of these Fibers have not been material.

We have recruited and trained a small number of distributors outside the U.S. to market our Lasers, Fibers, Needles and Switch Tips, but sales in this uncertain worldwide economy are more difficult to achieve than in the past.

THE UROLOGY MARKET

Due to our very small distributor sales organization and limited capital resources to support marketing of our products, sales of our Lasers, Fibers, Needles and Switch Tips in Urology have been less than we would like.

LICENSE AGREEMENT WITH LUMENIS

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement with Lumenis, Ltd. of Yokneam, Isreal  (“Lumenis”), covering two of our patents. The License Agreement expires on July 31, 2014, the date on which the last of the patents expires. Lumenis is one of the largest manufacturer of medical lasers.  Royalties paid under the License Agreement in the fiscal year ended September 30, 2013 were $98,000, and will no longer be paid after July 31, 2014.

THE LITHOTRIPSY MARKET

Many people in the Unites States and elsewhere throughout the world develop stones in the kidney, some of which pass into the ureter, or develop in the bladder. Holmium Lasers are ideal for fragmenting these stones, as our Holmium Lasers produce very short, 350 microsecond pulses of energy, which can shatter or fragment stones of any hardness, composition or color. We manufacture Single use (disposable) and Reusable FLEXMAX(R) straight-ahead firing Fibers, for use in lithotripsy procedures.

THE SPINAL DISC MARKET

Our 80 watt and 30 watt Holmium Lasers (and those of others with compatible connectors) can be used to transmit laser energy through our Side Firing Laser Needles to treat herniated (contained) or ruptured (non-contained) spinal discs (lumbar, thoracic or cervical) in minimally- invasive procedures, which are typically performed on an outpatient basis in as little as 45 minutes, usually with only local anesthesia. The lower back, leg and neck pain typically is significantly reduced or eliminated on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days and to work in a week or two. Clinical Studies on the use of our Lasers and Needles in spinal disc procedures, published in medical journals, show success rates (good or excellent results, based on accepted pain score criteria) of 80% to 94%.

Approximately 600,000 conventional surgical laminectomy or discectomy procedures are performed each year in the United States to treat herniated or ruptured discs. These surgeries typically require general anesthesia and entail a one to three day or longer hospital stay, bleeding, post-operative pain and a recovery period of a week or two or a month or longer, often with physical therapy or exercise programs for up to six months. Papers on conventional surgery to treat herniated or ruptured discs in the spine, published in medical journals, show the success rates of conventional disc surgery to be only 40% to 77%, based on similar pain score criteria.

Our clinical results in the spinal disc market are better than those of conventional surgery and are less costly to third party payers. However, controlled clinical trials are required to obtain Medicare and other third-party reimbursement, are very expensive and are beyond our means. In the absence of large, randomized, controlled clinical trials, our Lasers and Side Firing Laser Needles are not reimbursed by Medicare and many other third-party payors, making it difficult to interest surgeons in their use and expand our sales of these devices.

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

Mobile Surgical Technologies, Inc. ("MST") was organized in 1997 to rent lasers with a trained operator to hospitals, surgery centers and physicians in Texas on a "fee per case" basis. We acquired MST in late 2000 and expanded its "fee per case" rental business. MST is particularly well suited to the demonstration of our products. If requested, MST also supplies Fibers, Needles or Switch Tips and includes their price in the "per case" fee. MST represents one of our three principal businesses.

OTHER MARKETS

Our Lasers, Fibers, Needles and Switch Tips are also used in a variety of other procedures in gynecology, ear, nose and throat surgery, gastrointestinal surgery and general surgery.

CONTROLLING OUR COSTS

As a result of the above, we are concentrating on reducing our overhead and our cost of operations. As a result of these efforts and the successful settlement of a patent infringement lawsuit for a one-time gain of $433,000, and the receipt of $166,000 from our insurance carrier due to its acquisition from another party, we were able to achieve a net profit of $329,000 in the fiscal year ended September 30, 2013, compared to a net loss of $836,000 in the prior fiscal year in which we had a non-recurring gain of $200,000 resulting from the Company entering into an agreement for the sale of certain patents and an insurance settlement for $35,000.

FUTURE MARKETING PLANS

We are working on new variations of our Lasers, Fibers, Needles and Switch Tips and new applications for our Lasers, Fibers, Needles and Switch Tips. Developing new Lasers, Fibers, Needles and Switch Tips for new medical applications entails considerable expense and risk and will require large, randomized, controlled clinical trials to demonstrate their safety and efficacy for FDA approval or marketing clearance and their cost-savings to Medicare and other third-party payers for reimbursement, the success of which cannot be assured.

While we have about 20 years of experience in designing, developing, manufacturing and marketing Holmium Lasers, Fibers, Needles and Switch Tips, we cannot assure that any new optical fiber devices or different lasers we may attempt to develop for new applications can be completed at an affordable cost or in a timely manner, or will enable us to raise money to conduct the necessary clinical trials and, if successful, obtain reimbursement and enable us to market these products.

We believe our existing and proposed new Lasers and our new, patented and patent pending Side Firing Needles and Fibers can be used to treat a variety of conditions affecting many millions of people in the United States and in foreign countries, and we are working on a new plan to bring these products to the market.

On November 28, 2012, we issued a Press Release in which we announced our plan to create seven subsidiaries, each of which would attempt to raise capital to finance one to three, 300 patient, randomized, controlled clinical trials of our Lasers, Side Firing Needles and Fibers in the treatment of one to three conditions in each subsidiary’s field of medicine. These conditions affect millions of people in the U.S. and elsewhere and, if these clinical trials are successful, which cannot be assured, could each generate very large sales.

Since we cannot afford to fund large, randomized, controlled clinical trials to prove the safety and efficacy of our new Lasers, Fibers, Needles and Tips in the treatment of multiple medical conditions, each of these subsidiaries is seeking capital to conduct these clinical trials, the success of which cannot be assured, and there is no assurance that any of these subsidiaries will be successful in their fund raising efforts.

Since we have commenced the distribution of Offering Memorandums of the proposed subsidiaries to venture capital firms and others, we made this announcement to assure that our plans are properly disclosed to the public and to avoid prospective investors trading in Trimedyne’s shares based on non-public information. If and when any of our subsidiaries are successful in raising sufficient capital to finance any of its proposed clinical trials, we will issue a Press Release to advise you.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2013, an aggregate of $56,120,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $407,000 and $673,000 was expended during the fiscal years ended September 30, 2013 and 2012, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS” herein).

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

At September 30, 2013, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Switch Tips with a limited number of straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 22 independent distributors who sell our products and medical products manufactured by others in approximately 28 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a limited portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing, who directs the Company's sales and marketing activities in the United States and elsewhere.

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

EMPLOYEES

On September 30, 2013, the Company had 36 full-time employees, of whom 16 were employed by MST. Of the remainder, 13 were engaged in production and engineering, one in sales and marketing, and six in general and administrative functions. On September 30, 2013, the Company had six part-time employees of whom three were engaged in production and R&D, and three in general and administrative functions.

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

PATENTS

As of September 30, 2013, the Company owned or had licenses to 18 U.S. Patents, two foreign Patents, and five U.S. patent applications.

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

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2013, the Company received $433,000 as a result of the above sale and agreement.

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

During the current fiscal year ended September 30, 2013 the Company renewed a directors and officer liability insurance policy in the amount of $2,000,000 obtained during the prior fiscal year.

FOREIGN OPERATIONS

In fiscal 2013 and 2012, sales of products in foreign countries accounted for approximately 19.0% and 22.5%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2.   PROPERTIES

The Company relocated its facility in California in June of 2013 and currently occupies approximately 9,215 sq. ft, office, R&D, manufacturing and warehouse facility at 5 Holland #223, Irvine, California, 92618. On April 12, 2013 the Company signed a new lease for the new location of our facility located in California beginning May 1, 2013. The lease term is for 36 months with two increases over the term. The initial monthly amount of rent to be paid is $6,911 with the second month free, followed by an increase in monthly rent to $7,118 beginning month 13 and another increase beginning month 24 to $7,332, with the 25th month rent free.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The Company’s Common Stock is also being quoted in the Pink Sheet market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2012	High	Low
Quarter ended:
December 31, 2011	$0.15	$0.07
March 31, 2012	0.12	0.07
June 30, 2012	0.12	0.05
September 30, 2012	0.10	0.02

2013	High	Low
Quarter ended:
December 31, 2012	$0.11	$0.03
March 31, 2013	0.14	0.07
June 30, 2013	0.29	0.08
September 30, 2013	0.22	0.10

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B. HOLDERS OF COMMON STOCK

As of September 30, 2013, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2013 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans not approved by security holders	839,400	$0.20	1,160,600
Total	839,400	$0.20	1,160,600

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2013 and 2012, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2013 and 2012 were less than one percent of revenues.

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

During the prior fiscal year ended September 30, 2012, we wrote down our inventory an additional $225,000 for slow-moving products and estimated obsolescence. During the current fiscal year ended September 30, 2013 the allowance was reduced by $61,000 due to our use of previously reserved inventory net of the current inventory reserved.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2013, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2013 AND 2012

The following table sets forth certain items in the consolidated statements of income as a percentage of net revenues for the years ended September 30, 2013 and 2012:

	Year Ended September 30,
	2013	2012
Net revenues	100.0%	100.0%
Cost of sales	60.5	67.2
Selling, general and administrative expenses	38.9	41.0
Research and development expenses	6.8	11.1
Interest expense	0.0	0.2
Other income, net	12.0	5.7
Income taxes	0.3	0.2
Net income loss	5.5	(13.8)

NET REVENUES

Net revenues decreased $91,000 or 1.5% in fiscal 2013 to $5,989,000 from $6,080,000 in fiscal 2012. Net sales from Lasers and accessories decreased by $277,000 or 35.5% to $504,000 during the fiscal year ended September 30, 2013 from $781,000 during the prior fiscal year, primarily due to a decrease in domestic sales for those products. Sales from Fibers, Needles and SwitchTips decreased by $181,000 or 6.5% to $2,626,000 during the current fiscal year ended September 30, 2013 from $2,807,000 during the prior fiscal year. The decrease in sales from Fibers, Needles and Switch Tips was primarily due to the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California. International export revenues decreased $235,000 or 17.1% to $1,136,000 during fiscal 2013 from $1,371,000 during fiscal 2012 due to a decrease in Laser sales revenue in Latin America and the impact on manufacturing due to the relocation of our facility in California. Net revenues from "per case" rentals and field service and rental increased by $367,000 or 14.7% in fiscal 2013 to $2,859,000 from $2,492,000 in fiscal 2012, primarily due to an decrease in per-case revenue from MST for BPH procedures.

COST OF GOODS SOLD

Cost of sales in fiscal 2012 was approximately 60.5% of net revenues, compared to 67.2% in fiscal 2012. Gross profit from the sale of Lasers and accessories during the fiscal year ended September 30, 2013 was 15.7% as compared to (1.41)% for the prior year fiscal period. The lower gross profit from the sale of lasers during the prior fiscal year ended September 30, 2012 as compared to the current fiscal year was the primarily the result of a year-end adjustment of $80,000 to reserve excess inventory of raw materials relating to the production of Lasers during the prior fiscal year along with the sale of a fully amortized demo Laser during the current fiscal year. Gross profit from the sale of Fibers, Needles and Switch Tips during the fiscal year ended September 30, 2013 was 50.7% as compared to 40.3% for the prior fiscal year period. The higher gross profit from the sale of Fibers, Needles and Switch Tips during the current fiscal year ended September 30, 2013 as compared to the prior fiscal year was primarily due a one-time adjustment resulting from the re-evaluation of inventory cost standards during the prior fiscal year along with lower manufacturing overhead resulting from the relocation to a smaller manufacturing facility in California. Gross profit from revenue received from service and per case rentals was 33.6% in the current fiscal year as compared to 35.2% for the prior fiscal year period. The lower gross profit for the service and rental segment during the current year as compared to the previous fiscal year was primarily attributable to a decrease in revenues received for billable services at our California facility due to our temporary shutdown to relocate, while having to maintain existing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $165,000 or 6.6% to $2,329,000 in fiscal 2013, compared to $2,494,000 in fiscal 2012. The decrease in fiscal 2013 was primarily the result of decreases in commission expense of $74,000, payroll related expense of $51,000, marketing expense of $94,000, rent expense of $33,000, outside services expense of $24,000 and travel expense of $18,000, offset by expenses incurred for the relocation of the Company’s facility in California of $129,000.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses decreased $266,000 or 39.5% to $407,000 in fiscal 2013, compared to $673,000 in fiscal 2012. R&D as a percentage of net revenues decreased to 6.8% of net revenues in fiscal 2013 as compared to 11.1% in fiscal year 2012 primarily due to the temporary cessation of projects to prepare for the Company’s relocation to a new facility along with reductions in staff. During the fiscal year ended September 30, 2013, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

OTHER INCOME AND EXPENSE

Total other income, net increased $367,000 or 105.8% to $714,000 in fiscal 2013 from $347,000 in fiscal 2012.

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2013, the Company received $433,000 as a result of the litigation above per the agreement.

During the current fiscal year ended September 30, 2013, the Company received $166,000 from our insurance carrier due to its acquisition from another party.

Income from royalties decreased $18,000 or 15.5% to $98,000 in fiscal 2013 from $116,000 in fiscal 2012. This decrease was due to a decrease of Lumenis' sales of side-firing and angled-firing devices for which we receive royalties.

During the current and prior fiscal years, we accrued a provision for state income tax of $9,000 due to the net income apportioned to MST.

NET PROFIT

As a result of the above, the net income in fiscal 2013 was $329,000, compared to a net loss of $836,000 in fiscal 2012. There were one-time items in 2013 totaling $610,000 to achieve a net profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

At September 30, 2013, we had working capital of $2,711,000 compared to $2,325,000 at the end of the previous fiscal year ended September 30, 2012. Cash increased by $1,100,000 to $1,572,000 at September 30, 2013 from $472,000 at the fiscal year ended September 30, 2012.

In fiscal 2013, net cash provided by operating activities was $1,434,000, as compared to net cash used of $270,000 in fiscal 2012. The increase in net cash provided by operations was primarily due to the receipt of $600,000 in other income from an agreement for litigation of certain patents combined with a receipt from our insurance carrier (see Other Income and Expense). Net cash used in investing activities was $188,000, primarily for the purchase of leasehold improvements purchased for the relocation of our facility in California in fiscal 2013 and the purchase of equipment for MST, compared to net cash used of $34,000 in fiscal 2012. Net cash used in financing activities during fiscal 2013 was $146,000 compared to net cash used of $375,000 in fiscal 2012. In fiscal 2013, we continued to make payments on capital leases and notes payable related to insurance policies. During the prior fiscal year we made payments of $188,000 on capital leases and notes payable related to insurance policies and we paid off the remainder of $187,000 for a note issued to a related party in fiscal 2011.

Management's Plans

The Company is currently pursuing market development efforts in Asia, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we may be able to create a sustained demand for Holmium Lasers applied to Spinal Endoscopy and Laser Lithotripsy. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and interests to reduce handling costs incurred in product sterilization, and we are developing more single-use products.

MATERIAL TRANSACTION WITH RELATED PARTY

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2013.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting, initially determined at September 30, 2012, was not effective due to the material weaknesses described below.

Material Weaknesses

1.	Our financial reporting has been delayed due to being understaffed in our accounting department.

Management planned to remediate the material weaknesses described above as quickly as practical.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weaknesses described above during the prior fiscal year ended September 30, 2012, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in fiscal 2013.

Name	Age	Position

Marvin P. Loeb	87	Chairman and CEO

Glenn D. Yeik	46	President, COO, and Director

Brian T. Kenney	57	V.P. - Global Sales and Marketing

Donald Baker	84	Director

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2013 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2013, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for filing with the Securities and Exchange Commission.

/s/ Don Baker

January 14, 2014

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. During the fiscal years ended September 30, 2013 and 2012, none and 100,000 option awards were granted to executive officers, respectively.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2013 and 2012, for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2013	$121,257	$–	$24,241	$145,498
CEO and Chairman	2012	$121,257	$–	$22,396	$143,653

Glenn D. Yeik	2013	$159,135	$–	$32,294	$191,429
COO, President, and Director	2012	$159,135	$13,000	$29,281	$201,416

Brian T. Kenney, V.P.	2013	$120,000	$–	$85,410	$205,410
	2012	$120,000	$–	$86,571	$206,571

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2013 and 2012 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2013 Fiscal Year-End table.

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

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal years 2013 or 2012.

DIRECTOR COMPENSATION IN FISCAL YEAR 2013 AND 2012

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

During the fiscal year ended September 30, 2013 and 2012, no such grants were given. No options were exercised during the fiscals ended September 30, 2013 and 2012.

Compensation Committee Interlocks and Insider Participation

During 2013 and 2012, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2013 and 2012.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & CEO (1)	2,603,028	14.2%
$.01 Par Value	5 Holland #223
	Irvine, CA 92618

	Corsair Capital, LLC. (6)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, Pres. COO (3)(5)	537,351	2.9%

	Brian T. Kenney, V.P. (4)(5)	60,000	*

	All Directors and Executive	3,310,379	18.0%
	Officers as a Group (4 persons)

* Indicates less than 1%

(1)	Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 78,000 Shares.
(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares.
(3)	Consists of 230,351 Shares, and Options to purchase 235,000 Shares.
(4)	Consists of 35,000 Shares and Options to purchase 25,000 Shares.
(5)	Address is 5 Holland #223, Irvine, CA 92618
(6)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2013 and 2012, the Company had the following related party transactions:

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by dbbMckennon, our Independent Registered Public Accounting Firm, during the fiscal years ended September 30, 2013 and September 30, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2013	2012
(i)	Audit Fees	83,000	84,000
(ii)	Audit Related Fees	–	–
(iii)	Tax Fees	8,500	8,500
(iv)	All Other Fees	–	–

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

Trimedyne, Inc.

Date: January 14, 2014	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors & CEO	January 14, 2014
Marvin P. Loeb

/s/ Glenn D. Yeik	President, COO	January 14, 2014
Glenn D. Yeik	Director

/s/ Donald Baker	Director	January 14, 2014
Donald Baker

/s/ Jeffrey S. Rudner	Principal Accounting Officer	January 14, 2014
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trimedyne, Inc.

We have audited the accompanying consolidated balance sheets of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California

January 14, 2014

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2013	2012
ASSETS (NOTE 4)

Current assets:
Cash and cash equivalents	$1,572,000	$472,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 for 2013 and 2012	475,000	493,000
Inventories	1,201,000	1,847,000
Other current assets	166,000	158,000
Total current assets	3,414,000	2,970,000

Property and equipment, net	706,000	751,000
Other	37,000	68,000
Goodwill	544,000	544,000

Total assets	$4,701,000	$4,333,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$177,000	$149,000
Accrued expenses	416,000	352,000
Deferred revenue	37,000	53,000
Accrued warranty	16,000	23,000

Taxes Payable	8,000	–
Current portion of note payable and capital leases	49,000	68,000
Total current liabilities	703,000	645,000

Deferred rent	11,000	43,000

Total liabilities	714,000	688,000

Commitments and contingencies (Note 6)

Stockholders' equity:

Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value; 30,000,000 shares authorized,18,497,569 shares issued, 18,395,960 shares outstanding at September 30, 2013 and 2012.	186,000	186,000
Additional paid-in capital	51,308,000	51,295,000
Accumulated deficit	(46,794,000)	(47,123,000)
	4,700,000	4,358,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,987,000	3,645,000

Total liabilities and stockholders’ equity	$4,701,000	$4,333,000

See accompanying notes to consolidated financial statements.

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2013	2012
Net revenues:
Products	$3,130,000	$3,588,000
Service and rental	2,859,000	2,492,000
	5,989,000	6,080,000

Cost of sales:
Products	1,721,000	2,467,000
Service and rental	1,900,000	1,616,000
	3,621,000	4,083,000

Gross profit	2,368,000	1,997,000

Selling, general and administrative expenses	2,329,000	2,494,000
Research and development expenses	407,000	673,000

Loss from operations	(368,000)	(1,170,000)

Other income (expense):
Royalty income	98,000	116,000
Interest expense	(2,000)	(10,000)
Settlements and other	610,000	41,000
Net gain on disposable of assets	8,000	–
Net gain on sale of patents	–	200,000
Total other income, net	714,000	347,000

Income (loss) before provision for income taxes	346,000	(823,000)

Provision for income taxes	17,000	13,000

Net income (loss)	$329,000	$(836,000)

Basic net income (loss) per share	$0.02	$(0.05)
Diluted net income (loss) per share	$0.02	$(0.05)

Basic weighted average common shares outstanding:	18,395,960	18,395,960
Diluted weighted average common shares outstanding:	18,395,960	18,395,960

See accompanying notes to consolidated financial statements.

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at September 30, 2011	18,497,569	$186,000	$51,268,000	$(46,287,000)	$(713,000)	$4,454,000

Share-based compensation expense	–	–	27,000	–	–	27,000

Net loss	–	–	–	(836,000)	–	(836,000)
Balances at September 30, 2012	18,497,569	$186,000	$51,295,000	$(47,123,000)	$(713,000)	$3,645,000

Share-based compensation expense	–	–	13,000	–	–	13,000

Net income	–	–	–	329,000	–	329,000
Balances at September 30, 2013	18,497,569	$186,000	$51,308,000	$(46,794,000)	$(713,000)	$3,987,000

See accompanying notes to consolidated financial statements.

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$329,000	$(836,000)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Stock-based compensation	13,000	27,000
Depreciation and amortization	241,000	310,000
Gain on disposal of fixed assets	(8,000)	–
Changes in operating assets and liabilities:
Trade accounts receivable	18,000	105,000
Inventories	646,000	315,000
Other assets	150,000	119,000
Accounts payable	28,000	(120,000)
Accrued expenses	64,000	(77,000)
Accrued interest to related party	–	(1,000)
Deferred revenue	(16,000)	(40,000)
Accrued warranty	(7,000)	(15,000)
Deferred rent	(32,000)	(57,000)
Taxes payable	8,000	–
Net cash provided (used in) by operating activities	1,434,000	(270,000)

Cash flows from investing activities:
Purchase of property and equipment	(188,000)	(34,000)
Net cash used in investing activities	(188,000)	(34,000)

Cash flows from financing activities:
Payments on note payable to related party	–	(187,000)
Principal payments on note payable and capital leases	(146,000)	(188,000)
Net cash used by financing activities	(146,000)	(375,000)

Net increase (decrease) in cash and cash equivalents	1,100,000	(679,000)
Cash and cash equivalents at beginning of year	472,000	1,151,000
Cash and cash equivalents at end of year	$1,572,000	$472,000

Cash paid for income taxes in the years ended September 30, 2013 and 2012 was $11,000 and $16,000, respectively. Cash paid for interest in the years ended September 30, 2013 and 2012 was $2,000 and $6,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal years ended September 30, 2013 and 2012, the Company financed the purchase of certain insurance policies with a $107,000 and $110,000 note, respectively.

See accompanying notes to consolidated financial statements.

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

At September 30, 2013, we had working capital of $2,711,000 compared to $2,325,000 at the end of the previous fiscal year ended September 30, 2012. Cash increased by $1,100,000 to $1,572,000 at September 30, 2013 from $472,000 at the fiscal year ended September 30, 2012.

The Company is currently pursuing market development efforts in growth markets in Asia, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets, we may be able to create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and interests to reduce handling costs incurred in product sterilization, and we are developing more single-use products.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2013 and 2012, credit losses were not significant.

During the current fiscal year ended 2013, the Company had sales to one customer, which represented approximately 11% of product sales. During the fiscal year ended 2012, the Company had sales to two customers, which represented approximately 26% of product sales. During the fiscal years ended September 30, 2013 and 2012, there were no concentrations of service and rental sales.

If the relationship between the Company and these customers was altered, the futures results of operations and financial condition could be significantly affected. Additionally, during fiscal 2013 and 2012, exports sales approximated 19.0% and 22.5% of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2013, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $1,329,000.

TRIMEDYNE, INC. AND SUBSIDIARIES

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2013, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No options were granted during the fiscal year ended September 30, 2013.

As stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended September 30, 2012 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for fiscal year ended September 30, 2012 of approximately 5% is based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the fiscal year ended September 30, 2012 was ten years.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended September 30, 2012 was primarily based on the Company's historical volatilities of its common stock. These factors could change in the future, in regards to options granted to non-employees, affecting the determination of stock-based compensation expense in future periods. The assumptions used for options granted during the fiscal years ended September 30, 2012 are as follows:

Fiscal Year ended September 30, 2012

Expected term	5 years
Expected stock volatility	95.5%
Risk free rate	0.59%
Dividend yield	– %

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012 was $0.10.

As of September 30, 2013, there was approximately $5,970 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next five years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee stock options under ASC No. 718 for the fiscal years ended September 30, 2013 and 2012, which was allocated as follows:

	Fiscal Years Ended September 30,
	2013	2012
Stock-based compensation included in:
Cost of revenues	$1,000	$1,000
Research and development expenses	–	1,000
Selling, general, and administrative expenses	12,000	25,000
	$13,000	$27,000

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial remaining instruments consisted primarily of (level 1) cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2013 and 2012 due to the short term nature of these instruments.

The Company did not have any level 2 or 3 instruments at September 30, 2013 and 2012.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the years ended September 30, 2013 and 2012, outstanding options of 839,400 and 1,003,650, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company's common stock for the years ended September 30, 2013 and 2012.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2013 and 2012, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

	For The Years Ended September 30,
	2013	2012

Balance at beginning of year	$23,000	$38,000
Charges to costs and expenses	27,000	45,000
Costs incurred	(34,000)	(60,000)
Balance at end of year	$16,000	$23,000

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2013 and 2012, was $241,000 and $310,000, respectively.

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 9). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2013	2012
Raw materials	$501,000	$711,000
Work-in-process	94,000	239,000
Finished goods	606,000	897,000
	$1,201,000	$1,847,000

For the fiscal years ended September 30, 2013 and 2012, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	As of September 30,
	2013	2012
Royalty receivable	$25,000	$32,000
Prepaid rent	13,000	28,000
Prepaid insurance	68,000	68,000
Short-term deposits	8,000	8,000
Prepaid income tax	6,000	5,000
Other	46,000	17,000
Total other current assets	$166,000	$158,000

Property and equipment, net consist of the following:

	As of September 30,
	2013	2012
Furniture and equipment	$3,434,000	$3,771,000
Leasehold improvements	45,000	643,000
Other	317,000	268,000
	3,796,000	4,682,000
Less accumulated depreciation and amortization	(3,090,000)	(3,931,000)
	$706,000	$751,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, equipment purchased under capital leases had a cost of $264,000 and accumulated depreciation of $214,000. As of September 30, 2012, equipment purchased under capital leases had a cost of $264,000 and accumulated depreciation of $178,000.

Accrued expenses consist of the following:

	As of September 30,
	2013	2012
Accrued vacation	$146,000	$166,000
Accrued salaries and wages	51,000	45,000
Sales and use tax	52,000	56,000
Accrued bonus	30,000	28,000
Accrued Comp	55,000	–
Customer deposits	2,000	–
Commissions	23,000	35,000
Medical device tax	39,000	–
Other	18,000	22,000
Total accrued expenses	$416,000	$352,000

NOTE 4.  NOTE PAYABLE AND CAPITAL LEASES

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

Note Payable and Capital Lease Obligations

Note payable and capital leases consist of the following at September 30, 2013 and 2012:

	2013	2012
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.25% per annum. The lease requires monthly payments of $4,979 through January 2013.	–	15,000

Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 9.23% per annum. The lease requires monthly payments of $526 through February 2013.	–	2,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and required monthly principal and interest payments of $10,192 through March 2013.	–	51,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $9,851 through March 2014.	49,000	–

	$49,000	$68,000

Less: current portion	(49,000)	(68,000)
	$–	$–

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INCOME TAXES

The deferred income tax balances at September 30, 2013 and 2012, are comprised of the following:

	2013	2012
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$5,529,000	$6,654,000
Inventories	336,000	259,000
Reserves and accruals	63,000	244,000
Research and development credits	2,202,000	2,172,000
Depreciation and amortization	(87,000)	(24,000)
Other	90,000	87,000
Valuation allowance	(8,133,000)	(9,392,000)
	$–	$–

The valuation allowance for deferred tax assets decreased approximately $1,259,000 during the year ended September 30, 2013 and approximately $2,055,000 during the year ended September 30, 2012, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting, as well as research and development tax credits that expired. For the years ended September 30, 2013 and 2012, the Company recorded a current provision for state income taxes of $17,000 and $13,000, respectively. There was not a provision for federal income taxes. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2013 and 2012.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2013 and 2012:

	2013		2012
Statutory federal income tax rate	34.0%		34.0%

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	3.2%		(1.1%	)
Other	(4.2%)		0.8%
Valuation Allowance	(28.1%	)	(35.3%	)
Effective income tax rate	4.9%		(1.6%	)

At September 30, 2013, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $15.8 million and $2.5 million, respectively. The NOL carryforwards include Federal and State R & D credits of $1.2 million and $1.5 million, respectively. At September 30, 2012, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $20.4 million and $3.5 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2032 and 2022, respectively. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2032 for federal tax purposes.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2010 through 2012 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2009 through 2012 and currently does not have any ongoing tax examinations.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has two non-cancelable operating leases, which include a lease for MST's facility in Dallas, Texas, which expires in August 31, 2016, for $3,375 per month, and a lease for the Company's corporate office and manufacturing facility in Irvine, California. The lease term is for 36 months with two increases over the term. The initial monthly amount of rent to be paid is $6,911 with the second month free, followed by an increase in monthly rent to $7,118 beginning month 13 and another increase beginning month 24 to $7,332, with the 25th month rent free.

Future annual minimum lease payments under the above lease agreements at September 30, 2013, are as follows:

Years ending
September 30,
2014	$124,000
2015	127,000
2016	88,000
Total	$332,000

Rent expense for the years ended September 30, 2013 and 2012 was approximately $255,000 and $332,000, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. As of September 30, 2013 and 2012, this liability was $11,000 and $43,000, respectively.

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

During the fiscal years ended September 30, 2013 and 2012, the Company received $98,000 and $116,000, respectively, under the license agreement, which was included in other income.

Sale of Patents

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2013, the Company received $433,000 as a result of the above sale and agreement.

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

NOTE 7.  STOCKHOLDERS' EQUITY

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 30, 2011	1,138,379	$0.51

Options granted	281,000	0.10
Options exercised	–	–
Options forfeited	(415,729)	0.92

Options outstanding at September 30, 2012	1,003,650	$0.23

Options granted	–	–
Options exercised	–	–
Options forfeited	(164,250)	0.34

Options outstanding at September 30, 2013	839,400	$0.20	4.3	$71,970

Options exercisable at September 30, 2013	721,800	$0.21	4.1	$55,506

On August 13, 2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2013 and 2012, 1,160,600 and 996,350 options were available for issuance under the 2003 Plan, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2013:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 9/30/2013	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable as of 9/30/2013	Weighted-Average Exercise Price
$0.05 - 0.13	281,000	3.8	$0.10	281,200	$0.10
$0.14 - 0.50	436,000	5.5	$0.16	318,400	$0.17
$0.51 - 0.64	122,400	1.7	$0.60	122,400	$0.60
	839,400	4.3	$0.20	721,800	$0.21

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012 was $0.10 per option. There were no options exercised during the fiscal years ended September 30, 2012 and 2013.

NOTE 8.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"), which was merged into the ADP TotalSource Multiple Employer Plan as of March 2012. Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2013 and 2012 totaled $20,000 and $33,000, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  SEGMENT INFORMATION

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

	For the year ended September 30, 2013			For the year ended September 30, 2012
	Product	Service and Rental	Total	Product	Service and Rental	Total

Revenues	$3,130,000	$2,859,000	$5,989,000	$3,588,000	$2,492,000	$6,080,000

Cost of sales	1,721,000	1,900,000	3,621,000	2,467,000	1,616,000	4,083,000

Gross profit	1,409,000	959,000	2,368,000	1,121,000	876,000	1,997,000

Expenses:
Selling, general and administrative	1,647,000	682,000	2,329,000	1,872,000	622,000	2,494,000
Research and development	407,000	–	407,000	673,000	–	673,000

Income (loss) from operations	$(645,000)	$277,000	(368,000)	$(1,424,000)	$254,000	(1,170,000)

Other income (expense):
Royalty income	98,000	116,000
Interest expense	(2,000)	(10,000)
Net gain on disposal of assets	8,000
Net gain on sale of patents	–	200,000
Settlements and other	610,000	41,000

Income (loss) before provision for income taxes	346,000	(823,000)

Provision for income taxes	17,000	13,000

Net income ( loss)	$329,000	$(836,000)

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2013 and 2012 accounted for approximately 19.0% and 22.5%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2013	2012
Asia	$551,000	$558,000
Europe	304,000	238,000
Latin America	245,000	467,000
Middle East	3,000	–
Australia	31,000	104,000
Other	2,000	4,000
	$1,136,000	$1,371,000

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2013 and 2012 were as follows:

	2013	2012
By similar products and services:

Sales
Products:
Lasers and accessories	$504,000	$781,000
Fibers, Needles and SwitchTips	2,626,000	2,807,000
Service and rental	2,859,000	2,492,000
Total	$5,989,000	$6,080,000
Gross profit (loss)
Products:
Lasers and accessories	$79,000	$(11,000)
Fibers, Needles and Switch Tips	1,330,000	1,132,000
Service and rental	959,000	876,000
Total	$2,368,000	$1,997,000

The Company had one laser located in Canada at September 30, 2013. Total segment assets for the Products segment were $3,001,000 and Service and Rental were $1,679,000 at September 30, 2013. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc. During the year ended September 30, 2013, additions of property and equipment to the Service and Rental segment were $52,000.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RELATED-PARTY TRANSACTIONS

The Company has an agreement with its CEO to share an employee with Cardiomax, Inc., a company owned by the CEO. Cardiomax, Inc. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2013, the amount received for reimbursement under the above agreement was approximately $5,500.

See Note 4 for discussion note payable to related parties.

NOTE 11.  SUBSEQUENT EVENTS

On December 1, 2013, the Company financed an insurance policy with a note for $19,410. The note bears interest at 3.5% per annum and required monthly principal and interest payments of $1,796 through November 2014.

On November 11, 2013, the Company entered into a capital lease agreement in connection with the purchasing of equipment to upgrade its IT infrastructure. The lease bears an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.

