Form 10-Q
period 2013-12-31
TRIMEDYNE INC
filed 2014-02-19
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

COMMISSION FILE NO. 0-10581

TRIMEDYNE, INC.

Exact Name of Registrant as Specified in its Charter)

NEVADA	36-3094439
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5 HOLLAND # 223 IRVINE, CALIFORNIA	92618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of February 17, 2014, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	December 31, 2013	September 30, 2013
Current assets:
Cash and cash equivalents	$1,599,000	$1,572,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2013 and September 30, 2013, respectively	518,000	475,000
Inventories	1,040,000	1,201,000
Other current assets	145,000	166,000
Total current assets	3,302,000	3,414,000

Property and equipment, net	785,000	706,000
Other	48,000	37,000
Goodwill	544,000	544,000

Total Assets	$4,679,000	$4,701,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$232,000	$177,000
Accrued expenses	454,000	416,000
Deferred revenue	74,000	37,000
Accrued warranty	25,000	16,000
Income tax payable	8,000	8,000
Current portion of note payable and capital leases	74,000	49,000
Total current liabilities	867,000	703,000

Deferred rent	10,000	11,000
Capital lease, net of current portion	73,000	–

Total liabilities	950,000	714,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at December 31, 2013 and September 30, 2013, respectively	186,000	186,000
Additional paid-in capital	51,309,000	51,308,000
Accumulated deficit	(47,053,000)	(46,794,000)
	4,442,000	4,700,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,729,000	3,987,000

Total liabilities and stockholder's equity	$4,679,000	$4,701,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
Net revenues	$1,399,000	$1,475,000
Cost of revenues	1,023,000	938,000
Gross profit	376,000	537,000

Operating expenses:
Selling, general and administrative	549,000	573,000
Research and development	124,000	126,000
Total operating expenses	673,000	699,000
(Loss) from operations	(297,000)	(162,000)

Other income, net	38,000	20,000

Loss before income taxes	(259,000)	(142,000)
Provision for income taxes	–	2,000
Net loss	$(259,000)	$(144,000)

Net (loss) per share:
Basic	$(0.014)	$(0.008)
Diluted	$(0.014)	$(0.008)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960
Diluted	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(259,000)	$(144,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,000	4,000
Depreciation and amortization	57,000	70,000
Changes in operating assets and liabilities:
Trade accounts receivable	(43,000)	(134,000)
Inventories	161,000	61,000
Other assets	13,000	22,000
Accounts payable	55,000	85,000
Accrued expenses	38,000	86,000
Income tax payable	–	2,000
Deferred revenue	37,000	16,000
Accrued warranty	9,000	(9,000)
Deferred rent	(1,000)	(16,000)

Net cash provided by operating activities	68,000	43,000

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(27,000)

Net cash used in investing activities	(4,000)	(27,000)

Cash flows from financing activities:
Principal payments on notes payable and capital leases	(37,000)	(47,000)

Net cash used in financing activities	(37,000)	(47,000)

Net increase (decrease) in cash and cash equivalents	27,000	(31,000)
Cash and cash equivalents at beginning of period	1,572,000	472,000
Cash and cash equivalents at end of period	$1,599,000	$441,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December 31, 2013 and 2012. Cash paid for interest during the three months ended December 31, 2013 and 2012 was approximately $3,000 and $1,000, respectively.

During November of the current year quarter, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

During December of the current year quarter, the Company financed an additional insurance policy for $21,000.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

At December 31, 2013, we had working capital of $2,435,000 compared to $2,711,000 at the end of the previous fiscal year ended September 30, 2013. Cash increased by $27,000 to $1,599,000 at December 31, 2013 from $1,572,000 at the fiscal year ended September 30, 2013.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2013 and the results of its operations and its cash flows for the three months ended December 31, 2013 and 2012. Results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets and certain accrued liabilities.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2013 annual report on Form 10-K for the year ended September 30, 2013.

Stock-Based Compensation

Stock-based compensation was $1,000 and $3,000 during the quarters ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $4,970 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next nine reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended December 31, 2013 and 2012, outstanding options of 818,900 and 997,650, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company’s common stock for the years ended December 31, 2013 and 2012.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	December 31, 2013	September 30, 2013
Raw materials	$442,000	$501,000
Work-in-process	86,000	94,000
Finished goods	512,000	606,000
	$1,040,000	$1,201,000

For the three months ended December 31, 2013 and 2012, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	December 31, 2013	September 30, 2013
Royalty receivable	$30,000	$25,000
Prepaid insurance	52,000	68,000
Prepaid income tax	5,000	6,000
Prepaid rent	13,000	13,000
Short-term deposits	8,000	8,000
Other	37,000	46,000
Total other current assets	$145,000	$166,000

Property and equipment consist of the following:

	December 31, 2013	September 30, 2013
Furniture and equipment	$3,559,000	$3,434,000
Leasehold improvements	57,000	45,000
Other	316,000	317,000
	3,932,000	3,796,000
Less accumulated depreciation and amortization	(3,147,000)	(3,090,000)
Total property and equipment	$785,000	$706,000

Accrued expenses consist of the following:

	December 31, 2013	September 30, 2013
Accrued vacation	$160,000	$146,000
Accrued salaries and wages	104,000	51,000
Accrued compensation	–	55,000
Accrued bonus	4,000	30,000
Medical device tax	53,000	39,000
Sales and use tax	52,000	52,000
Customer deposits	2,000	2,000
Commissions	45,000	23,000
Other	34,000	18,000
Total accrued expenses	$454,000	$416,000

NOTE 3.  Note Payable and Capital Lease

Note payable and capital leases consist of the following:

December 31, 2013
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016 and is secured by the leased equipment.	$110,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 3.6% per annum and requires monthly payments principal and interest payments of $1,796 through December 2015.	18,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $9,851 through March 2014.	19,000

$147,000

Less: current portion	(74,000)
$73,000

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

Data with respect to these operating activities for the three months ended December 31, 2013 and 2012 are as follows:

	For the Three Months Ended December 31, 2013			For the Three Months Ended December 31, 2012
	Products	Service and Rental	Total	Products	Service and Rental	Total

Revenue	$760,000	$639,000	$1,399,000	$722,000	$753,000	$1,475,000
Cost of sales	527,000	496,000	1,023,000	434,000	504,000	938,000

Gross profit	233,000	143,000	376,000	288,000	249,000	537,000

Expenses:
Selling, general and administrative	391,000	158,000	549,000	407,000	166,000	573,000
Research and development	124,000	–	124,000	126,000	–	126,000

Income (loss) from operations	$(282,000)	$(15,000)	(297,000)	$(245,000)	$83,000	(162,000)

Other:
Interest expense			(3,000)			(1,000)
Royalty income			30,000			17,000
Other income			11,000			4,000
Provision for income tax			–			2,000
Net loss			$(259,000)			$(144,000)

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2013 and 2012 were as follows:

	For the Three Months Ended December 31,
	2013	2012
By similar products and services:
Revenues:
Laser equipment and accessories	$283,000	$48,000
Delivery and disposable devices	477,000	674,000
Service and rental	639,000	753,000
Total	$1,399,000	$1,475,000

Gross profit (loss)
Laser equipment and accessories	$56,000	$(12,000)
Delivery and disposable devices	177,000	300,000
Service and rental	143,000	249,000
Total	$376,000	$537,000

Sales in foreign countries for the three months ended December 31, 2013 and 2012 accounted for approximately 13.7% and 9.3%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended December 31,
	2013	2012
Asia	$167,000	$63,000
Europe	5,000	27,000
Latin America	10,000	47,000
Australia	9,000	–
	$191,000	$137,000

During the three months ended December 31, 2013 and 2012, one Laser was located in Canada and three Lasers, one located in Brazil, Canada and India, respectively.

Total segment assets at December 31, 2013 and 2012 for the Products segment were $2,992,000 and $2,560,000, respectively, and for the Service and Rental segment were $1,665,000 and $1,729,000, respectively. The $432,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year quarter was primarily the result of a $440,000 in cash received during the last quarter of the prior year offset by a reduction in inventory from the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2013, contained in our 2013 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain based upon this definition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our reviewed consolidated financial statements appearing elsewhere in this quarterly report and our annual audited consolidated financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne.

Quarter Ended December 31, 2013 Compared to Quarter Ended December 31, 2012

During the quarter ended December 31, 2013, net revenues were $1,399,000 as compared to $1,475,000 for the same period of the previous year, a $76,000 or 5% decrease. Net sales from Lasers and accessories increased by $235,000 or 490% to $283,000 during the three months ended December 31, 2013 from $48,000 in the same period of the prior year. The increase in Laser revenues was due to the sale of four lasers during the current quarter as compared to one Laser sold during the comparable prior period. Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net sales from Fibers, Needles and Tips decreased $197,000, or 29% to $477,000 during the current period ended December 31, 2013 as compared to $674,000 in the same period of the prior year. The decrease in sales was primarily the result of production delays resulting from setting up of our new production facility which created a temporary supply issue. Net sales from service and rental decreased by $114,000, or 15%, to $639,000 from $753,000 for the same quarters. The decrease was primarily due to a decrease in total fee-per-case revenues provided by MST.

Cost of sales during the quarter ended December 31, 2013, was 73% of net revenue as compared to 64% of net revenues for the prior year quarter. Gross profit from the sale of Lasers and accessories was 20% as compared to (25%) for the prior year three-month period. During the current three-month period 80 watt Lasers were sold, which carry a higher profit margin, compared with one 30 watt Laser sold during the prior year three-month period. Gross profit from the sale of Fibers, Needles and Tips was 37% for the current three-month period as compared to 45% for the same period of the prior year. The lower gross profit during the current period ended December 31, 2013 was primarily due to a volumizing difference created by the lower sales volume as compared to the comparable prior year period combined with the accrual of medical device tax resulting from the sales of Fibers, Needles and Tips. Gross profit from revenue received from service and rentals was 22% in the current quarter, as compared to 33% for the prior three-month period. The decrease in gross profit as a percentage of sales from service and revenue as compared to the prior year period was primarily due to a volumizing difference created by the decrease in revenues from MST combined with an increase in property tax on fixed assets allocated to sales and the increase of health insurance for the laser technicians.

Selling, general and administrative expenses decreased in the current quarter to $549,000 from $573,000 in the prior year quarter, a decrease of $24,000 or 4%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $27,000 in payroll related expense, $26,000 in allocated property tax, $12,000 in rent expense, $5,000 in utilities expense, $3,000 in commission expense, and $3,000 in auto expense, , offset by increases of $19,000 in audit fees, $19,000 legal expense and $17,000 in outside services for administration. The overall decrease during the current period was the result of the Company’s continuing efforts to reduce its overhead expenses.

Research and development expenditures decreased to $124,000 or 2% for the quarter ended December 31, 2013, as compared $126,000 for the quarter ended December 31, 2012. During the period ended December 31, 2013, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income, net increased by $18,000 or 90% to $38,000 in the first quarter ended December 31, 2013 from $20,000 in the first quarter of the prior year. Other income during the quarter ended December 31, 2013 primarily consisted of $30,000 of royalty income from Lumenis. The increase of other income during the current year quarter as compared to the prior quarter was primarily the result of an $13,000 increase in royalties received from Lumenis to $30,000 during the current year period from $17,000 during the comparable prior year comparable period combined with the receipt of $4,000 resulting from the prior litigation of a patent infringement.

For the current quarter, the Company had a net loss of $259,000, or $0.014 per share, as compared to net loss of $144,000, or $0.008 per share during the same period of the prior year, based on 18,395,960 basic weighted average number of common shares outstanding. The loss was primarily the result of lower revenues of Fibers, Needles and Tips due to the delaying of shipments. The delaying of shipments was the result of our moving to a new facility in June of 2013 which created a temporary shortage of product on hand. Management does not expect this trend to continue as we expect a return to normal inventory levels and shipments in the future.

Liquidity and Capital

At December 31, 2013, the Company had working capital of $2,435,000 compared to $2,711,000 at the end of the fiscal year ended September 30, 2013. Cash increased by $27,000 to $1,599,000 from $1,572,000 at September 30, 2013. Cash used in financing activities was $37,000 which was the result of payment on notes payable and a lease. During November 2013, the Company entered into an agreement to finance the purchase of an additional insurance policy for $21,000 and financed the upgrade of its IT infrastructure with a lease agreement for $119,000.

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

TRIMEDYNE, INC.

Date: February 19, 2014	By:	s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: February 19, 2014	By:	s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

