Form 10-Q
period 2014-03-31
TRIMEDYNE INC
filed 2014-05-15
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, $.01 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

As of May 12, 2014, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL STATEMENT

ITEM 1. FINANCIAL STATEMENTS

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2014	September 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,374,000	$1,572,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at March 31, 2014 and September 30, 2013, respectively	432,000	475,000
Inventories	1,177,000	1,201,000
Other current assets	102,000	166,000
Total current assets	3,085,000	3,414,000

Property and equipment, net	728,000	706,000
Other	68,000	37,000
Goodwill	544,000	544,000

Total Assets	$4,425,000	$4,701,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$128,000	$177,000
Accrued expenses	378,000	416,000
Deferred revenue	47,000	37,000
Accrued warranty	20,000	16,000
Income tax payable	11,000	8,000
Current portion of note payable and capital leases	50,000	49,000
Total current liabilities	634,000	703,000

Deferred rent	9,000	11,000
Capital lease	63,000	–

Total liabilities	706,000	714,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at March 31, 2014 and September 30, 2013, respectively	186,000	186,000
Additional paid-in capital	51,310,000	51,308,000
Accumulated deficit	(47,064,000)	(46,794,000)
	4,432,000	4,700,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,719,000	3,987,000

Total liabilities and stockholders’ equity	$4,425,000	$4,701,000

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$1,382,000	$1,570,000	$2,781,000	$3,045,000
Cost of sales	831,000	919,000	1,854,000	1,857,000
Gross profit	551,000	651,000	927,000	1,188,000

Operating expenses:
Selling, general and administrative	472,000	572,000	1,021,000	1,145,000
Research and development	112,000	125,000	236,000	251,000
Total operating expenses	584,000	697,000	1,257,000	1,396,000

Loss from operations	(33,000)	(46,000)	(330,000)	(208,000)

Other income, net	25,000	209,000	63,000	229,000

Income (loss) before provision for income taxes	(8,000)	163,000	(267,000)	21,000

Provision for income taxes	3,000	2,000	3,000	4,000

Net income (loss)	$(11,000)	$161,000	$(270,000)	$17,000

Net income (loss) per share:
Basic	$(0.00)	$0.01	$(0.01)	$0.00
Diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average number of shares outstanding:

Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(270,000)	17,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	2,000	4,000
Depreciation and amortization	115,000	139,000
Changes in operating assets and liabilities:
Trade accounts receivable	43,000	(70,000)
Inventories	24,000	183,000
Other assets	42,000	44,000
Accounts payable	(49,000)	(47,000)
Accrued expenses	(38,000)	9,000
Income tax payable	3,000	3,000
Deferred revenue	10,000	(2,000)
Accrued warranty	4,000	(12,000)
Deferred rent	(2,000)	(32,000)
Net cash provided by (used in) operating activities	(116,000)	236,000

Cash flows from investing activities:
Purchase of property and equipment	(6,000)	(56,000)
Net cash used in investing activities	(6,000)	(56,000)

Cash flows from financing activities:
Principal payments on notes payable and capital leases	(76,000)	(68,000)
Net cash used in financing activities	(76,000)	(68,000)

Net (decrease) increase in cash and cash equivalents	(198,000)	112,000
Cash and cash equivalents at beginning of period	1,572,000	472,000
Cash and cash equivalents at end of period	$1,374,000	$584,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the six-month period ended March 31, 2014. Cash paid for income taxes during the six-month period ended March 31, 2013 was $1,000.

Cash paid for interest during the six months ended March 31, 2014 and 2013 was approximately $4,000 and $1,000, respectively.

During November 2013, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

During December 2013, the Company financed an additional insurance policy for $21,000.

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Management's Plans

The Company is currently pursuing market development efforts in Asia, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we may be able to create a sustained demand for Holmium Lasers applied to Spinal Endoscopy and Laser Lithotripsy. Additionally, we expect the global trend toward single-use disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility and to reduce costs incurred in product sterilization, and we are developing more single-use products.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2014 and the results of their operations and their cash flows for the six months ended March 31, 2014 and 2013. Results for the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014.

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

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2013 annual report on Form 10-K.

Stock-Based Compensation

Stock-based compensation was $2,000 and $4,000 during the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $4,215 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next eight reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and six months ended March 31, 2014 and 2013, outstanding options of 818,900 and 932,650, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options, with the exception of 110,000 options, were in excess of the average closing price of the Company’s common stock for the periods ended March 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At March 31, 2014, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $1,053,000.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31, 2014	September 30, 2013
Raw materials	$499,000	$501,000
Work-in-process	196,000	94,000
Finished goods	482,000	606,000
	$1,177,000	$1,201,000

For the three months ended March 31, 2014 and 2013, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	March 31, 2014	September 30, 2013
Royalty receivable	$29,000	$25,000
Prepaid insurance	14,000	68,000
Prepaid taxes	5,000	6,000
Prepaid rent	13,000	13,000
Short-term deposits	8,000	8,000
Other	33,000	46,000
Total other current assets	$102,000	$166,000

Property and equipment consist of the following:

	March 31, 2014	September 30, 2013
Furniture and equipment	$3,523,000	$3,434,000
Leasehold improvements	57,000	45,000
Other	316,000	317,000
	3,896,000	3,796,000
Less accumulated depreciation and amortization	(3,168,000)	(3,090,000)
Total property and equipment	$728,000	$706,000

Accrued expenses consist of the following:

	March 31, 2014	September 30, 2013
Accrued vacation	$168,000	$146,000
Accrued salaries and wages	53,000	51,000
Accrued compensation	–	55,000
Accrued bonus	7,000	30,000
Medical device tax	65,000	39,000
Sales and use tax	51,000	52,000
Customer deposits	2,000	2,000
Commissions	17,000	23,000
Other	15,000	18,000
Total accrued expenses	$378,000	$416,000

NOTE 3 - Note Payable and Capital Leases

Note payable and capital leases consist of the following:

March 31, 2014
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	$101,000
Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 3.6% per annum and requires monthly payments principal and interest payments of $1,796 through December 2015.	12,000

$113,000

Less: current portion	(50,000)
$63,000

NOTE 4 - Commitments and Contingencies

Litigation

We are subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any future litigation may adversely affect us. We are not presently involved in any litigation.

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

Risks and Uncertainties

The Centers for Medicare and Medicaid Services (CMS), the agency of the U.S. Government that administers the Medicare and Medicaid Programs, does not reimburse for thermal intradiscal procedures to treat spinal discs including the use of the Company's pulsed Holmium Lasers. Since most people suffering from a herniated or ruptured spinal disc are below Medicare age, we do not believe CMS's decision will have an adverse impact on our business.

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

Data with respect to these operating activities for the three and six months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$804,000	$578,000	$1,382,000	$898,000	$672,000	$1,570,000
Cost of sales	449,000	382,000	831,000	475,000	444,000	919,000

Gross profit	355,000	196,000	551,000	423,000	228,000	651,000

Expenses:
Selling, general and administrative	320,000	152,000	472,000	387,000	185,000	572,000
Research and development	112,000	–	112,000	125,000	–	125,000

Income (loss) from operations	$(77,000)	$44,000	(33,000)	$(89,000)	$43,000	(46,000)

Other:
Interest expense			(1,000)			–
Royalty income			24,000			34,000
Other income			2,000			175,000
Income taxes			(3,000)			(2,000)
Net income (loss)			$(11,000)			$161,000

	For the Six Months Ended March 31, 2014			For the Six Months Ended March 31, 2013
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,564,000	$1,217,000	$2,781,000	$1,620,000	$1,425,000	$3,045,000
Cost of sales	976,000	878,000	1,854,000	909,000	948,000	1,857,000

Gross profit	588,000	339,000	927,000	711,000	477,000	1,188,000

Expenses:
Selling, general and administrative	711,000	310,000	1,021,000	794,000	351,000	1,145,000
Research and development	236,000	–	236,000	251,000	–	251,000

Income (loss) from operations	$(359,000)	$29,000	(330,000)	$(334,000)	$126,000	(208,000)

Other:
Interest expense			(4,000)			(1,000)
Royalty income			54,000			51,000
Other income			13,000			179,000
Income taxes			(3,000)			(4,000)
Net income (loss)			$(270,000)			$17,000

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$84,000	$169,000	$366,000	$217,000
Delivery and disposable devices	720,000	729,000	1,198,000	1,403,000
Service and rental	578,000	672,000	1,217,000	1,425,000
Total	$1,382,000	$1,570,000	$2,781,000	$3,045,000

Gross profit
Products:
Laser equipment and accessories	$(2,000)	$55,000	$52,000	$43,000
Delivery and disposable devices	357,000	368,000	536,000	668,000
Service and rental	196,000	228,000	339,000	477,000
Total	$551,000	$651,000	$927,000	$1,188,000

Sales in foreign countries for the three months ended March 31, 2014 and 2013, accounted for approximately 26% and 26%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2014 and 2013 accounted for approximately 20% and 18%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013

Asia	$288,000	$76,000	$455,000	$139,000
Europe	18,000	132,000	23,000	159,000
Latin America	40,000	170,000	50,000	217,000
Middle East	1,000	1,000	1,000	1,000
Australia	14,000	20,000	23,000	20,000
Other	–	2,000	–	2,000
	$361,000	$401,000	$552,000	$538,000

During the three and six months ended March 31, 2014 and 2013, one Laser was located in Canada and three Lasers, one located in Brazil, Canada and India, respectively.

Total segment assets at March 31, 2014 and 2013 for the Products segment were $2,803,000 and $2,572,000, respectively, and for the Service and Rental segment were $1,600,000 and $1,611,000, respectively. The $231,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year quarter was primarily the result of a $440,000 in cash received during the last quarter of the prior year offset by a reduction in inventory from the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2014 the Company entered into a finance agreement to purchase certain insurance policies for $62,000. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,693 through March 2015.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities, as well as the valuation of equity compensation.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

During the quarter ended March 31, 2014, net revenues were $1,382,000 as compared to $1,570,000 for the same period of the previous year, a $188,000 or 12% decrease. Net sales from lasers and accessories decreased by $85,000 or 50% to $84,000 during the quarter ended March 31, 2014 from $169,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices decreased by $9,000 or 1% to $720,000 in the quarter ended March 31, 2014 from $729,000 in the same period of the previous year. During the quarter ended March 31, 2014, net sales from service and rental decreased by $94,000 or 14% to $578,000 from $672,000 for the same quarter of the prior year. The decrease in service and rental revenue was primarily due to a decrease in fee-per-case revenue from MST for certain procedures. Revenue from export sales decreased by $40,000 or 10% to $361,000 during the quarter ended March 31, 2014 from $401,000 during the same quarter of the previous year, primarily due to a decrease in Laser sales during the current three-month period.

Cost of sales during the quarter ended March 31, 2014 was $831,000 or 60% of net revenues as compared to $919,000 or 59% the same period of the previous year. Gross profit as a percentage of sales for Lasers and accessories was (2%) as compared to a gross profit of 33% for the same quarter of the previous year. The lower gross profit from the sale of Lasers and accessories during the current year was primarily due to the sale of two fully amortized demo Lasers during the previous year quarter and a volumizing difference due to a 50% decrease in Laser sales during the current quarter.  The gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 50% for the quarters ended March 31, 2014 and 2013. Gross profit from revenue received from service and rentals as a percentage of revenues was 34% during the quarters ended March 31, 2014 and 2013.

Selling, general and administrative expenses decreased in the quarter ended March 31, 2014 to $472,000 from $572,000 in the same period of the previous year, a decrease of $100,000 or 18%. The decreases in selling, general and administrative expenses during the quarter ended March 31, 2014 compared to the same period of the previous year were primarily the result of decreases in payroll related expense of $31,000, commission expense of $34,000, rent expense of $21,000, certifications and licenses expense of $14,000, audit and tax services of $13,000 and employee benefit expense of $7,000, offset by increases in outside administrative services of $17,000 and bank service fees expense of $9,000.

Research and development expenditures for the quarter ended March 31, 2014, decreased $13,000 or 10% to $112,000 as compared to $125,000 in the same period of the previous year. The decrease was primarily due to the reduction in staff cost. During the period ended March 31, 2014, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income, net, decreased by $184,000 or 88% to $25,000 in the quarter ended March 31, 2014 from $209,000 in the same period of the previous year. This decrease was primarily the result of the receipt of $166,000 from our liability insurance company, MedMarc Insurance Group, as cash consideration to its eligible members resulting from its acquisition by Pro Assurance Corporation in exchange for extinguishing all membership interests during the prior year quarter ended March 31, 2013 and a $10,000 decrease in royalty income received from Lumenis during the current year quarter as compared to the previous year quarter.

For the quarters ended March 31, 2014 and 2013, the Company had a net loss of $11,000 or $0.00 per share, as compared to net income of $161,000 or $0.01 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2014 compared to six months ended March 31, 2013

During the six months ended March 31, 2014, net revenues decreased to $2,781,000 as compared to $3,045,000 for the same period of the previous year, a $264,000 or 9% decrease. Net sales from Lasers and accessories increased by $149,000 or 69% to $366,000 during the six months ended March 31, 2014 from $217,000 in the same period of the previous year.  Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from Fibers, Needles and Tips decreased by $205,000 or 15% to $1,198,000 during the six months ended March 31, 2014 from $1,403,000 for the same period of the previous year. The decrease in sales was primarily the result of production delays resulting from setting up of our new production facility which created a temporary supply issue. Net revenues from service and rental decreased by $208,000, or 15%, to $1,217,000 from $1,425,000 for the same six-month period of the previous year. The decrease in service and rental revenue was primarily due to a decrease in fee-per-case revenue during the current six-month period as compared to the same period of the previous year. Revenue from export sales increased by $14,000 to $552,000 during the six-month period ended March 31, 2014 from $538,000 during the same period of the previous year, primarily due to an increase in Laser sales in during the current six-month period.

Cost of sales during the six months ended March 31, 2014 were $1,854,000 or 67% of net revenues as compared to $1,857,000 or 61% for the same period of the previous year. Gross profit as a percentage of sales from the sale of Lasers and accessories was 14% as compared to 20% for the same six-month period of the previous year, primarily due to the sale of two fully amortized demo Lasers during the prior six-month period. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 45% as compared to 48% for the same six-month period of the previous year. The decrease in gross profit was primarily due to a differential in costs resulting from the creation of a second shift of production to increase inventory levels. Gross profit from revenue received from service and rentals was 28% as compared to 34% for the same six-month period of the previous year. This decrease in gross profit was primarily due to a volumizing difference resulting from a 15% decrease in fee-per-case revenue from MST as compared to the prior year period.

For the six months ended March 31, 2014, selling, general and administrative expenses totaled $1,021,000 as compared to $1,145,000 for the same period of the previous year, a $124,000 or 11% decrease. The decrease in selling, general and administrative expenses during the six-month period ended March 31, 2014 was primarily the result of decreases in rent expense of $35,000, commission expense of $34,000, payroll related expense of $69,000, certifications and licenses expense of $18,000, employee benefit expense of $13,000, auto expense of $11,000 and utilities expense of $8,000, offset by increases in outside administrative services of $34,000, legal expense of $24,000 and bank service fees expense of $12,000.

During the six months ended March 31, 2014, research and development expenses decreased to $236,000 from $251,000 in the same six-month period of the previous year, a decrease of $15,000 or 6%. The decrease was primarily due to the reduction in staff cost. During the period ended March 31, 2014, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income decreased by $166,000 or 73% to $63,000 in the six-month period ended March 31, 2014 from $229,000 in the same six-month period of the previous year. This decrease was primarily the result of the receipt of $166,000 from our insurance carrier due to its acquisition from another party during the prior year six-month period.

For the six months ended March 31, 2014 and 2013, the Company had a net loss of $270,000 or $0.015 per share, as compared to a net income of $17,000 or $0.00 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2014, the Company had working capital of $2,471,000 compared to $2,711,000 at the end of the fiscal year ended September 30, 2013. Cash decreased by $198,000 to $1,374,000 from $1,572,000 at September 30, 2013. Cash used in financing activities was $76,000 which was the result of payments on notes payable and a lease. During November 2013, the Company entered into an agreement to finance the purchase of an additional insurance policy for $21,000 and financed the upgrade of its IT infrastructure with a lease agreement for $119,000.

The Company is currently pursuing market development efforts in growth markets in Pacific Rim countries, Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets we will create a sustained demand for Holmium Lasers applied to Spinal Endoscopy, Laser Lithotripsy and Laser prostate ablation. Additionally, we expect the global trend toward single-use, disposable laser delivery products will improve sales and profit margins as more hospitals convert from multi-use products, due to concerns for sterility, and to reduce costs incurred in product sterilization and, as a result, we are developing more single-use products.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

TRIMEDYNE, INC.

Date: May 15, 2014	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: May 15, 2014	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

