Form 10-Q
period 2014-06-30
TRIMEDYNE INC
filed 2014-08-14
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL STATEMENT

ITEM 1. FINANCIAL INFORMATION

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2014	September 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,318,000	$1,572,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2014 and September 30, 2013, respectively	422,000	475,000
Inventories	1,264,000	1,201,000
Other current assets	170,000	166,000
Total current assets	3,174,000	3,414,000

Property and equipment, net	688,000	706,000
Other	55,000	37,000
Goodwill	544,000	544,000

Total Assets	$4,461,000	$4,701,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$197,000	$177,000
Accrued expenses	442,000	416,000
Deferred revenue	41,000	37,000
Accrued warranty	24,000	16,000
Income tax payable	5,000	8,000
Current portion of note payable and capital leases	91,000	49,000
Total current liabilities	800,000	703,000

Deferred rent	7,000	11,000
Capital lease	53,000	–

Total liabilities	860,000	714,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at June 30, 2014 and September 30, 2013, respectively	186,000	186,000
Additional paid-in capital	51,310,000	51,308,000
Accumulated deficit	(47,182,000)	(46,794,000)
	4,314,000	4,700,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,601,000	3,987,000

Total liabilities and stockholders’ equity	$4,461,000	$4,701,000

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$1,339,000	$1,681,000	$4,120,000	$4,726,000
Cost of sales	924,000	1,030,000	2,778,000	2,887,000
Gross profit	415,000	651,000	1,342,000	1,839,000

Operating expenses:
Selling, general and administrative	443,000	667,000	1,464,000	1,812,000
Research and development	107,000	73,000	343,000	324,000
Total operating expenses	550,000	740,000	1,807,000	2,136,000

Loss from operations	(135,000)	(89,000)	(465,000)	(297,000)

Other income, net	21,000	34,000	84,000	263,000

Loss before provision for income taxes	(114,000)	(55,000)	(381,000)	(34,000)

Provision for income taxes	4,000	3,000	7,000	7,000

Net loss	$(118,000)	$(58,000)	$(388,000)	$(41,000)

Net loss per share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(388,000)	$(41,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,000	9,000
Depreciation and amortization	165,000	206,000
Gain on disposal of assets	–	(11,000)
Changes in operating assets and liabilities:
Trade accounts receivable	53,000	(144,000)
Inventories	(63,000)	615,000
Other assets	60,000	58,000
Accounts payable	20,000	(23,000)
Accrued expenses	26,000	52,000
Income tax payable	(3,000)	5,000
Deferred revenue	4,000	(14,000)
Accrued warranty	8,000	–
Deferred rent	(4,000)	(37,000)

Net cash (used in) provided by operating activities	(120,000)	675,000

Cash flows from investing activities:
Purchase of property and equipment	(16,000)	(60,000)

Net cash used in investing activities	(16,000)	(60,000)

Cash flows from financing activities:
Payments on notes payable and capital leases	(118,000)	(98,000)

Net cash used in financing activities	(118,000)	(98,000)

Net (decrease) increase in cash and cash equivalents	(254,000)	517,000
Cash and cash equivalents at beginning of period	1,572,000	472,000
Cash and cash equivalents at end of period	$1,318,000	$989,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2014 and 2013 was $10,000 and $1,000 respectively.

Cash paid for interest during the nine months ended June 30, 2014 and 2013 was approximately $4,000 and $2,000, respectively.

During November 2013, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

During the nine months ended June 30, 2014 and 2013, the Company financed the purchase of certain insurance policies with a $94,000 and a $107,000 note, respectively.

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Management's Plans

The Company is currently pursuing market development efforts in Asia and Latin America. We believe that by expanding healthcare infrastructure in these markets we may be able to create a sustained demand for Holmium Lasers applied to Spinal Endoscopy and Laser Lithotripsy. We are also pursuing the development of new products in the areas of lasers and laser energy delivery systems. Additionally, we expect the global trend toward single-use disposable laser delivery products will continue as more hospitals convert from multi-use products, due to concerns for sterility, and to reduce costs incurred in product sterilization. As a result, we plan to develop more single-use products. However, markets in many countries can often be difficult to penetrate as product registration cycles are long and we have limited sales staff.

We believe that existing cash flows will be sufficient to fund operations through June 30, 2015; however, we have incurred losses from operations for the past four years. Although we expect that we will be able to curtain losses, there is no guarantee that the Company will be able to do so or will be profitable. Thus, it is possible that additional working capital in the next 12 to 24 months may be required. If necessary, we will raise additional debt and/or equity capital, sell some of our assets and reduce our labor and overhead costs. There is no guarantee that our efforts to do so will be successful.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2014 and the results of their operations and their cash flows for the nine months ended June 30, 2014 and 2013. Results for the nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014.

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

Stock-Based Compensation

Stock-based compensation was $2,000 and $9,000 during the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $4,215 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next seven quarterly reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and nine months ended June 30, 2014 and 2013, outstanding options of 818,900 and 914,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options, with the exception of 110,000 options and no options, were in excess of the average closing price of the Company’s common stock for the periods ended June 30, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At June 30, 2014, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $964,000.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30, 2014	September 30, 2013
Raw materials	$592,000	$501,000
Work-in-process	159,000	94,000
Finished goods	513,000	606,000
	$1,264,000	$1,201,000

For the three months ended June 30, 2014 and 2013, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	June 30, 2014	September 30, 2013
Royalty receivable	$22,000	$25,000
Prepaid insurance	79,000	68,000
Prepaid taxes	7,000	6,000
Prepaid rent	13,000	13,000
Short-term deposits	8,000	8,000
Other	41,000	46,000
Total other current assets	$170,000	$166,000

Property and equipment consist of the following:

	June 30, 2014	September 30, 2013
Furniture and equipment	$3,534,000	$3,434,000
Leasehold improvements	57,000	45,000
Other	316,000	317,000
	3,907,000	3,796,000
Less accumulated depreciation and amortization	(3,219,000)	(3,090,000)
Total property and equipment	$688,000	$706,000

Accrued expenses consist of the following:

	June 30, 2014	September 30, 2013
Accrued vacation	$175,000	$146,000
Accrued salaries and wages	91,000	51,000
Accrued compensation	–	55,000
Accrued bonus	12,000	30,000
Medical device tax	73,000	39,000
Sales and use tax	49,000	52,000
Customer deposits	2,000	2,000
Commissions	14,000	23,000
Other	26,000	18,000
Total accrued expenses	$442,000	$416,000

NOTE 3 - Note Payable and Capital Leases

Note payable and capital leases consist of the following:

	June 30,	September 30,
	2014	2013
Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $9,851 through March 2014.	–	49,000

Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	92,000	–

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 3.6% per annum and requires monthly payments principal and interest payments of $1,796 through November 2014.	7,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,693 through February 2015.	45,000	–

	$144,000	$49,000

Less: current portion	(91,000)	(49,000)
	$53,000	$–

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

Data with respect to these operating activities for the three and nine months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$665,000	$674,000	$1,339,000	$945,000	$736,000	$1,681,000
Cost of sales	486,000	438,000	924,000	543,000	487,000	1,030,000

Gross profit	179,000	236,000	415,000	402,000	249,000	651,000

Expenses:
Selling, general and administrative	298,000	145,000	443,000	491,000	176,000	667,000
Research and development	107,000	–	107,000	73,000	–	73,000

Income (loss) from operations	$(226,000)	$91,000	(135,000)	$(162,000)	$73,000	(89,000)

Other:
Interest expense			(1,000)			(1,000)
Royalty income			20,000			22,000
Gain (loss) on disposal of equipment			--			11,000
Other income			2,000			2,000
Income taxes			(4,000)			(3,000)
Net loss			$(118,000)			$(58,000)

	For the Nine Months Ended June 30, 2014			For the Nine Months Ended June 30, 2013
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,229,000	$1,891,000	$4,120,000	$2,565,000	$2,161,000	$4,726,000
Cost of sales	1,462,000	1,316,000	2,778,000	1,452,000	1,435,000	2,887,000

Gross profit	767,000	575,000	1,342,000	1,113,000	726,000	1,839,000

Expenses:
Selling, general and administrative	1,009,000	455,000	1,464,000	1,285,000	527,000	1,812,000
Research and development	343,000	–	343,000	324,000	–	324,000

Income (loss) from operations	$(585,000)	$120,000	(465,000)	$(496,000)	$199,000	(297,000)

Other:
Interest expense			(4,000)			(2,000)
Royalty income			74,000			73,000
Gain on disposal of equipment			--			11,000
Other income			14,000			181,000
Income taxes			(7,000)			(7,000)
Net loss			$(388,000)			$(41,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$203,000	$284,000	$569,000	$501,000
Delivery and disposable devices	462,000	661,000	1,660,000	2,064,000
Service and rental	674,000	736,000	1,891,000	2,161,000
Total	$1,339,000	$1,681,000	$4,120,000	$4,726,000

Gross profit
Products:
Laser equipment and accessories	$13,000	$64,000	$65,000	$107,000
Delivery and disposable devices	166,000	338,000	702,000	1,006,000
Service and rental	236,000	249,000	575,000	726,000
Total	$415,000	$651,000	$1,342,000	$1,839,000

Sales in foreign countries for the three months ended June 30, 2014 and 2013, accounted for approximately 28% and 31%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2014 and 2013 accounted for approximately 23% and 23%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2014	Ended June 30, 2013	Ended June 30, 2014	Ended June 30, 2013
Asia	$255,000	$366,000	$711,000	$505,000
Europe	23,000	145,000	46,000	304,000
Latin America	75,000	5,000	125,000	222,000
Middle East	–	2,000	1,000	3,000
Australia	20,000	11,000	43,000	31,000
Other	–	–	1,000	2,000
	$373,000	$529,000	$927,000	$1,067,000

During the three and nine months ended June 30, 2014 and 2013, one Laser was located in Canada and three Lasers, one located in Brazil, Canada and India, respectively.

Total segment assets at June 30, 2014 and 2013 for the Products segment were $2,774,000 and $2,692,000, respectively, and for the Service and Rental segment were $1,665,000 and $1,581,000, respectively. The $82,000 difference between total segment assets for the product segment for the current year quarter as compared to the prior year quarter was primarily the result of a $440,000 in cash received during the last quarter of the prior year offset by a reduction in inventory from the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

NOTE 6 - Subsequent Events

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement with Lumenis, Ltd. of Yokneam, Israel (“Lumenis”), covering two of our patents. This License Agreement expired on July 31, 2014, the date on which the last of the patents expired, and no more royalty payments will be received per the License Agreement after that date.

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

The principal market for our Lasers and Side Firing Needles is presently in orthopedics to treat herniated (bulging) and ruptured lumbar, thoracic and cervical discs in the spine, two of the four major causes of lower back, neck and leg pain, typically on an outpatient basis. Our Lasers and Tips are also used in orthopedics to treat damage in joints, such as in the spine, the knee, shoulder, elbow, hip, ankle and wrist, in outpatient, arthroscopic and orthopedic/neurosurgical procedures.

The Company's Lasers and Fibers are also used in Urology to fragment stones in the kidney, ureter or bladder. The Company's VaporMAX(R) Side Firing Optical Fiber device was developed to vaporize a portion of the male prostate which is used with the Company’s Lasers in the treatment of benign prostate hyperplasia or "BPH", commonly referred to as an "enlarged prostate." Our VaporMAX(R) Side Firing Optical Fiber device is made with proprietary connectors that fit our Lasers and with conventional SMA connectors that fit certain lasers made by others.

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

Three months ended June 30, 2014 compared to three months ended June 30, 2013

During the quarter ended June 30, 2014, net revenues were $1,339,000 as compared to $1,681,000 for the same period of the previous year, a $342,000 or 20% decrease primarily due to a decrease in revenues from Fibers, Needles and Tips. Net sales from lasers and accessories decreased by $81,000 or 29% to $203,000 during the three months ended June 30, 2014 from $284,000 in the same period of the prior year. Net sales from Fibers, Needles and Tips decreased by $199,000 or 30% to $462,000 during the three months ended June 30, 2014 from $661,000 in the same period of the prior year. The decrease in sales during the current period was primarily the result of customer demand issues resulting from production issues created by the relocation of our California operations to a smaller facility. We are continuing to adapt and, as a result, have created a second shift for production to meet our customers’ demands for product. Export sales decreased by $156,000 or 30% to $373,000 from $529,000 for the same quarter of the prior year. The decrease in export sales was primarily due to a decrease in laser sales to Asia as compared to the prior year quarter ended June 30, 2013. Net sales from service and rental during the current quarter decreased by $62,000 or 8% to $674,000 from $736,000 for the same quarter of the prior year. This decrease was primarily due to a decrease in fee-per-case revenues from MST.

Cost of sales during the quarter ended June 30, 2014 was $924,000 or 69% of net revenues as compared to $1,030,000 or 61% during the prior year quarter. Gross profit from the sale of lasers and accessories was $13,000 or 6% as compared to 23% for the prior year three-month period. The decrease in gross profit for lasers and accessories during the current year period was primarily the result of the sale of discounted lasers combined with a volumizing difference created by lower production during the current year. Gross profit from the sale of delivery and disposable devices was 36% as compared to 51% for the prior year three-month period. The decrease in gross profit during the current three-month period as compared to the prior year was primarily due to a volumizing difference created by lower production during the current year quarter resulting from the 30% decrease in sales. Gross profit from revenue received from service and rentals during the current three-month period was 35% as compared to 34% for the prior year three month-period.

For the quarter ended June 30, 2014, selling, general and administrative decreased $224,000 or 34% to $443,000 as compared to the prior year quarter of $667,000. The decrease in selling, general and administrative expenses during the current three-month period was primarily due to the following:

Expense Description	(Decrease)
Relocation	(112,000)
Payroll related	(34,000)
Rent	(32,000)
Commissions and bonus	(20,000)
Insurance	(10,000)
Utilities	(8,000)
Bad debt and collections	(8,000)

Research and development expenditures for the quarter ended June 30, 2014 increased $34,000 or 47% to $107,000 as compared to $73,000 in the quarter ended June 30, 2013. The increase in expenditure during the current year three-month period as compared to the prior year three-month period was due to the addition of staff during the current year three-month period and a one-time adjustment combined with the temporary ceasing of the department’s activities to prepare for the relocation of our California operations in the prior year three-month period.

Other income, net, decreased during the quarter ended June 30, 2014 by $13,000 to $21,000 from $34,000 in the same quarter of the prior year. The decrease in other income was primarily the result of $11,000 received from the disposal of assets during the prior year period. Royalty payments received from Lumenis during the quarters ended June 30, 2014 and 2013 were $20,000 and $22,000, respectively.

For the current quarter, the Company had a net loss of $118,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $58,000 or $0.00 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2014 compared to nine months ended June 30, 2013

During the nine months ended June 30, 2014, net revenues were $4,120,000 as compared to $4,726,000 for the same period of the previous year, a $606,000 or 13% decrease. Net revenues from lasers and accessories increased by $68,000 or 14% to $569,000 during the nine months ended June 30, 2014 from $501,000 in the same period of the prior year. Net revenues from Fibers, Needles and Tips decreased by $404,000 or 20% to $1,660,000 during the nine months ended June 30, 2014 from $2,064,000 for the same period of the prior year. The decrease in sales during the current period was primarily the result of customer demand issues resulting from production issues created by the relocation of our California operations to a smaller facility. We are continuing to adapt and, as a result, have created a second shift for production to meet our customers’ demands for product. During the nine months ended June 30, 2014, export sales decreased $140,000 or 13% to $927,000 from $1,067,000 during the same period of the prior year. The decrease in export sales was primarily the result of a $355,000 decrease in sales to Europe and Latin America offset by an increase of $206,000 in sales to Asia. Net sales from service and rental decreased by $270,000 or 13% to $1,891,000 from $2,161,000 for the same quarters in the prior year. This decrease was primarily due to a decrease in fee-per-case revenues generated from MST.

Cost of sales during the nine months ended June 30, 2014 was $2,778,000 or 67% of net revenues as compared to $2,887,000 or 61% for the same period of the prior year. Gross profit from the sale of Lasers and accessories was 11% as compared to 21% for the prior year nine-month period. The decrease in gross profit for lasers and accessories during the current year period was primarily the result of the sale of discounted lasers combined with the accrual of the federal medical device excise tax for two quarters. Gross profit from the sale of Fibers, Needles and Tips was 42% during the current nine-month period as compared to 49% during the prior year nine-month period. The decrease in gross profit during the current three-month period as compared to the prior year was primarily due to a volumizing difference created by lower production during the current year quarter resulting from the 20% decrease in sales combined with the accrual of the federal medical device tax for two quarters. Gross profit from revenue received from service and rentals during the current nine-month period was 30% as compared to 34% for the prior year nine-month period. This decrease in gross profit was primarily due to a decrease in fee-per-case revenue from MST while maintaining existing overhead combined with a decrease in billable service revenue from our California facility while maintaining existing overhead.

For the nine months ended June 30, 2014, selling, general and administrative expenses totaled $1,464,000 as compared to $1,812,000 for the same period of the previous year, a $348,000 or 19% decrease. The decrease in selling, general and administration expense was primarily due to the following:

Expense Description	(Decrease)/Increase
Relocation	(115,000)
Payroll related	(99,000)
Rent	(65,000)
Commissions and bonus	(53,000)
Employee benefits	(17,000)
Utilities	(16,000)
Certifications and licenses	(15,000)
Other savings, net	(33,000)
Outside administrative services	36,000
Legal	18,000
Bank charges and fees	11,000

During the nine months ended June 30, 2014, research and development expenses increased to $343,000 from $324,000 in the prior year nine-month period, an increase of $19,000 or 6%. During the nine-month period ended June 30, 2014, R&D activities consisted of producing samples and documentation for gas cannula and interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income decreased by $179,000 or 68% to $84,000 in the current nine-month period from $263,000 in the previous nine-month period of fiscal 2013. This decrease was primarily the result of the receipt of $166,000 from our insurance carrier due to its acquisition from another party during the prior year nine-month period. Interest expense increased by $2,000 to $4,000 or 100% during the current nine-month period as compared to $2,000 during the same period during the prior year, resulting from the payments on leases and certain notes payable. Royalty payments received from Lumenis during the nine-month periods ended June 30, 2014 and 2013 were $74,000 and $73,000, respectively.

For the nine months ended June 30, 2014, the Company had net loss of $388,000 or $0.02 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $41,000 or $0.00 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital

At June 30, 2014, the Company had working capital of $2,374,000 compared to $2,711,000 at the end of the fiscal year ended September 30, 2013. Cash decreased by $254,000 to $1,318,000 from $1,572,000 at September 30, 2013. Cash used in investing was $16,000 for the purchase of additional fixed assets. Cash used in financing activities was $118,000 which was the result of payments on notes payable and a lease.

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

TRIMEDYNE, INC.

Date: August 14, 2014	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

TRIMEDYNE, INC.

Date: August 14, 2014	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

