Form 10-Q/A
period 2014-06-30
TRIMEDYNE INC
filed 2014-08-14
CIK 357001

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for Registrant's Form 10-Q for the quarterly period ended June 30, 2014, and filed with the Securities and Exchange Commission on August 14, 2014. The Interactive Data Files were truncated during the submission of the original Form 10-Q on August 14, 2014.

PART II - Other Information

Item 6. Exhibits

(a) Exhibits

101.INS	XBRL Instance document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

2

SIGNATURES

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

3