Form 10-K
period 2014-09-30
TRIMEDYNE INC
filed 2015-01-13
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐   No  ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on January 10, 2015 based upon the closing price of the common stock on such date was approximately $800,874.  As of January 13, 2015 there were outstanding 18,395,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	1
	The Urology Market	1
	License Agreement with Lumenis	1
	The Lithotripsy Market	2
	The Spinal Disc Market	2
	The Laser Rental Market	2
	Other Markets	2
	Controlling Our Costs	2
	Future Marketing Plans	2
	Research and Development	3
	Manufacturing and Supply Agreements	3
	Marketing	3
	Government Regulation	4
	Investigational Device Exemptions	4
	510(k) Premarket Notification	4
	Premarket Approval	4
	Inspection of Plants	5
	State Regulation	5
	Insurance Reimbursement	5
	Cost of Compliance with FDA and Other Applicable Regulations	5
	Employees	5
	Patents	6
	Competition	6
	Insurance	6
	Foreign Operations	6

ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	8
ITEM 6.	SELECTED FINANCIAL DATA	9
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A.	CONTROLS AND PROCEDURES	14
ITEM 9B.	OTHER INFORMATION	14

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	19
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	20

i

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2014.

GENERAL

Trimedyne, Inc. (“Trimedyne”, the "Company", "we", "our" or "us") is engaged in the development, manufacturing and marketing of 80 and 30 watt Holmium "cold" pulsed lasers ("Lasers") and a variety of disposable and reusable, fiber optic laser energy delivery devices ("Fibers", "Needles" and " Switch Tips") for use in a broad array of medical applications.

Our Lasers, Fibers, Needles and Switch Tips have been cleared for sale by the U.S. Food and Drug Administration ("FDA"), are CE marked for sale in the European Union and are registered for sale in Australia, Brazil, Canada, China, Indonesia, Mexico, Korea, Taiwan and other countries. Our Lasers, Fibers, Needles and Switch Tips are used in orthopedics, urology, ear, nose and throat ("ENT") surgery, gynecology, gastrointestinal surgery, general surgery and other medical specialties. Many of the medical procedures in which our Lasers, Fibers, Needles and Switch Tips are used are being reimbursed by Medicare and most insurance companies and health plans, but these products are not being reimbursed by Medicare and many other third-party payers for their use in spinal applications.

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Switch Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented about 39% of our revenues in the fiscal year ended September 30, 2014.

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

LICENSE AGREEMENT WITH LUMENIS

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement with Lumenis, Ltd. of Yokneam, Isreal (“Lumenis”), covering two of our patents. The License Agreement expired on July 31, 2014, the date on which the last of the patents expired. Lumenis is one of the largest manufacturer of medical lasers.  Royalties paid under the License Agreement in the fiscal year ended September 30, 2014 were $78,000, and royalties from Lumenis were no longer paid after July 31, 2014.

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

Our clinical results in the spinal disc market are better than those of conventional surgery and are less costly to third party payers. However, randomized, controlled clinical trials are required to obtain Medicare and other third-party reimbursement, are very expensive and are beyond our means. In the absence of large, randomized, controlled clinical trials, our Lasers and Side Firing Laser Needles are not reimbursed by Medicare and many other third-party payors, making it difficult to interest surgeons in their use and expand our sales of these devices.

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

CONTROLLING OUR COSTS

We are continuing to concentrate on reducing our overhead and cost of operations. On May 20, 2013, we moved into a smaller manufacturing facility, which has allowed us to better utilize the available space while reducing rent, utilities, and associated expenses. We have also cross-trained our staff to allow greater working efficiency in certain areas of the business. As a result of these efforts, we have been able to significantly reduce our fixed costs and will continue to seek opportunities to further these efforts.

FUTURE MARKETING PLANS

We are continuing to work on new variations of our Lasers, Fibers, Needles and Switch Tips and new applications for our Lasers, Fibers, Needles and Switch Tips. Developing new Lasers, Fibers, Needles and Switch Tips for new medical applications entails considerable expense and risk and will require large, randomized, controlled clinical trials to demonstrate their safety and efficacy for FDA approval or marketing clearance and Medicare and other third-party payer reimbursement, the success of which cannot be assured.

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

We believe our existing and proposed new Lasers and our new, patented and patent pending Side Firing Needles and Fibers can be used to treat a variety of conditions affecting millions of people in the United States and in foreign countries, and we are working on a new plan to bring these products to the market.

We tried to raise capital for wholly owned subsidiaries of Trimedyne and approached a large number of venture capital funds and investment bankers, without success. Some of the investment bankers suggested that the money raising should be done by separate companies, who could more easily raise money as emerging, high-tech medical ventures.

We plan to supply our Holmium Lasers and Side Firing Fibers to one or more separate companies being organized in which we will own a 30% equity interest at nominal cost.

The first of these companies has been incorporated and is attempting to raise capital to finance one to three, 300 patient, randomized, controlled clinical trials of our Lasers, Side Firing Needles and Fibers in the treatment of one to three conditions in the gastroenterology field of medicine. The conditions they plan to treat affect millions of people in the U.S. and elsewhere and, if their clinical trials are successful, which cannot be assured, it could generate substantial sales of our Lasers and Side Firing Fibers.

However, while the stock market is at record levels, start-up companies in the health care field without any clinical data find it very difficult to raise money. Our Chairman is an experienced entrepreneur in the medical field and is guiding this first company in its money-raising efforts. In addition to his devoting a substantial amount of time, our Chairman’s family trust invested in and owns a controlling interest in this company.

Since we cannot afford to fund large, randomized, controlled clinical trials to prove the safety and efficacy of our new Lasers and Side Firing Fibers, in the treatment of multiple medical conditions in various fields of medicine, helping these separate companies may become an outlet for our products.

However, the success of their efforts to raise capital cannot be assured and, if they were able to raise capital, there is no assurance that the clinical trials of any of these separate companies will be successful.

The first of these separate companies has entered into a 20 year, Renewable, Exclusive, Worldwide Private Label and Distribution agreement with Trimedyne, under which Trimedyne will manufacture its Lasers and Side Firing Fibers for them at our GAAP cost plus 35% under their label, if their clinical trials are successful, and Trimedyne has granted this company the exclusive, worldwide right to distribute our Holmium Lasers and Side Firing Fibers in their field of medicine, subject to this company’s obtaining FDA approval or clearance and Medicare reimbursement for those conditions whose clinical trials are successful.

The first of these companies, Gastromedics, Inc., is planning a private placement of its shares in the near future. We are making this information available to assure that the above is properly disclosed to the public and to avoid trading in Trimedyne’s shares based on non-public information.

If and when any of these separate companies is successful in raising sufficient capital to finance any of its proposed clinical trials of our Lasers and Side Firing Fibers, we will issue a Press Release and describe this in future SEC filings to advise you.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2014, an aggregate of $56,591,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $471,000 and $407,000 was expended during the fiscal years ended September 30, 2014 and 2013, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS” herein).

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

At September 30, 2014, the Company had marketing arrangements for the sale of its Lasers, Fibers, Needles and Switch Tips with one straight commission sales representatives in the United States. Outside the United States, the Company sells its products through 22 independent distributors who sell our products and medical products manufactured by others in approximately 28 foreign countries. Our U.S. sales representatives and our foreign distributors devote only a limited portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing, who directs the Company's sales and marketing activities in the United States and elsewhere.

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

Prior to the sale of any of its products, the Company is required to obtain marketing clearance or approval for each product from the FDA and comparable agencies in foreign countries. Extensive clinical testing of each product, which is both costly and time-consuming, may be required to obtain such approvals. The Company's business would be adversely affected if it were unable to obtain such approvals or to comply with continuing regulations of the FDA and other governmental agencies. In addition, the Company cannot predict whether future changes in government regulations might increase the cost of conducting its business or affect the time required to develop and introduce new products. The Company's facilities were inspected by the US FDA in July 2011, and by the state of California Food and Drug Branch in August 2013. The Company believes it is currently in compliance in all material respects with these regulatory requirements, and expects that the processes and procedures in place will satisfy the FDA, although such cannot be assured.

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

EMPLOYEES

On September 30, 2014, the Company had 45 full-time employees, of whom 15 were employed by MST. Of the remainder, 23 were engaged in production and engineering, one in sales and marketing, and six in general and administrative functions. On September 30, 2014, the Company had seven part-time employees of whom four were engaged in production and R&D, and three in general and administrative functions.

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

PATENTS

As of September 30, 2014, the Company owned or had licenses to 14 U.S. Patents, two foreign Patents, and 8 U.S. patent applications.

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

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2014 and 2013, the Company received $4,000 and $433,000, respectively, as a result of the above sale and agreement.

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

During the current fiscal year ended September 30, 2014 the Company renewed a directors and officer liability insurance policy in the amount of $2,000,000 obtained during the prior fiscal year.

FOREIGN OPERATIONS

In fiscal 2014 and 2013, sales of products in foreign countries accounted for approximately 22.7% and 19.0%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.  MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board under the symbol "TMED." The Company’s Common Stock is also being quoted in the Pink Sheet market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2013	High	Low
Quarter ended:
December 31, 2012	$0.11	$0.03
March 31, 2013	0.14	0.07
June 30, 2013	0.29	0.08
September 30, 2013	0.22	0.10

2014	High	Low
Quarter ended:
December 31, 2013	$0.18	$0.10
March 31, 2014	0.15	0.08
June 30, 2014	0.29	0.10
September 30, 2014	0.14	0.10

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B.  HOLDERS OF COMMON STOCK

As of September 30, 2014, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2014 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans not approved by security holders	808,900	$0.20	1,191,100
Total	808,900	$0.20	1,191,100

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2014 and 2013, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2014 and 2013 were less than one percent of revenues.

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

During the prior fiscal year ended September 30, 2013 the allowance was reduced by $61,000 due to our use of previously reserved inventory net of the current inventory reserved. During the fiscal year ended September 30, 2014 the allowance was increased by $114,000 based on additional analysis of slow moving and obsolete inventory. Approximately $118,000 of this increase was a result of updating certain increased raw material costs and the application of our overhead costs resulting from our move to our facility in Irvine, California for finished goods.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2014, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2014 AND 2013

The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
Net revenues	100.0%	100.0%
Cost of sales	64.3	60.5
Selling, general and administrative expenses	35.6	38.9
Research and development expenses	8.6	6.8
Interest expense	0.2	0.0
Other income, net	1.8	12.0
Income taxes	0.1	0.3
Net income (loss)	(7.0)	5.5

NET REVENUES

Net revenues decreased $528,000 or 8.8% in fiscal 2014 to $5,461,000 from $5,989,000 in fiscal 2013. Net sales from Lasers and accessories increased by $255,000 or 50.6% to $759,000 during the fiscal year ended September 30, 2014 from $504,000 during the prior fiscal year, primarily due to an increase in international sales for those products. Sales from Fibers, Needles and SwitchTips decreased by $435,000 or 16.6% to $2,191,000 during the current fiscal year ended September 30, 2014 from $2,626,000 during the prior fiscal year. The decrease in sales from Fibers, Needles and Switch Tips was primarily due to the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California. International export revenues increased $104,000 or 9.2% to $1,240,000 during fiscal 2014 from $1,136,000 during fiscal 2013 due to an increase in Laser sales revenue in Asia offset by a decrease in sales revenue from Fibers, Needles and Switch Tips. Net revenues from "per case" rentals and field service and rental decreased by $348,000 or 12.2% in fiscal 2014 to $2,511,000 from $2,859,000 in fiscal 2013, primarily due to a decrease in per-case revenue from MST for BPH procedures.

COST OF GOODS SOLD

Cost of sales in fiscal 2014 was approximately 64.3% of net revenues, compared to 60.5% in fiscal 2013. Gross profit from the sale of Lasers and accessories during the fiscal year ended September 30, 2014 was 18.8% as compared to 15.7% for the prior year fiscal period. The higher gross profit from the sale of lasers during the current fiscal year ended September 30, 2014 as compared to the prior fiscal year was the primarily the result the sale of two fully amortized demo Lasers during the current fiscal year. Gross profit from the sale of Fibers, Needles and Switch Tips during the fiscal year ended September 30, 2014 was 47.1% as compared to 50.7% for the prior fiscal year period. The lower gross profit from the sale of Fibers, Needles and Switch Tips during the current fiscal year ended September 30, 2014 as compared to the prior fiscal year was primarily due to a volumizing difference created by a 16.6% decrease in sales during the current fiscal year as compared to the prior fiscal year. Gross profit from revenue received from service and per case rentals was 30.8% in the current fiscal year as compared to 33.6% for the prior fiscal year period. The lower gross profit for the service and rental segment during the current year as compared to the previous fiscal year was primarily attributable to a decrease in revenues received for per-case revenues from MST and billable services at our California facility while maintaining the same base overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $387,000 or 16.6% to $1,942,000 in fiscal 2014, compared to $2,329,000 in fiscal 2013. The decrease in fiscal 2014 was primarily the result of the following:

Expense Description	(Decrease)/Increase
Outside administrative services	43,000
Marketing	11,000
Bad debt/collections	(7,000)
Telephone	(7,000)
Legal	(13,000)
Utilities	(15,000)
Employee benefits	(18,000)
Insurance	(19,000)
Commissions and bonus	(57,000)
Rent	(69,000)
Payroll related	(112,000)
Relocation expense	(121,000)

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses increased $64,000 or 16% to $471,000 in fiscal 2014, compared to $407,000 in fiscal 2013. R&D as a percentage of net revenues increased to 8.6% of net revenues in fiscal 2014 as compared to 6.8% in fiscal year 2013 primarily due to one additional person working during the current year due to a reduction in staff in the prior year to prepare for the Company’s relocation to a new facility. During the fiscal year ended September 30, 2014, R&D activities consisted of updating documentation for existing products due to design changes, renewal of foreign approvals, supplier and third party audits, and updating risk management files in compliance with current international standards.

OTHER INCOME AND EXPENSE

Total other income, net decreased $622,000 or 87.1% to $92,000 in fiscal 2014 from $714,000 in fiscal 2013. The decrease in other income during the current fiscal year-ended September 30, 2014 as compared to the prior fiscal year ended September 30, 2013 was primarily the result of a decrease in royalty payments of $20,000 during the current fiscal year as compared to the prior fiscal year and the receipt of $433,000 and $166,000 during the prior fiscal year as detailed below:

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the prior fiscal year ended September 30, 2013, the Company received $433,000 as a result of the litigation above per the agreement.

During the prior fiscal year ended September 30, 2013, the Company received $166,000 from our insurance carrier due to its acquisition from another party.

Income from royalties decreased $20,000 or 20.4% to $78,000 in fiscal 2014 from $98,000 in fiscal 2013. This decrease was due to a decrease of Lumenis' sales of side-firing and angled-firing devices for which we receive royalties and a cessation of such royalty payments due to the royalty agreement expiring in August, 2014.

During the current and prior fiscal years, we accrued a provision for state income tax of $7,000 due to the net income apportioned to MST.

NET LOSS PROFIT

As a result of the above, the net loss in fiscal 2014 was $381,000, compared to a net profit of $329,000 in fiscal 2013. There were one-time items in 2013 totaling $610,000 to achieve the net profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

At September 30, 2014, we had working capital of $2,406,000 compared to $2,711,000 at the end of the previous fiscal year ended September 30, 2013. Cash decreased by $280,000 to $1,292,000 at September 30, 2014 from $1,572,000 at the fiscal year ended September 30, 2013.

In fiscal 2014, net cash used in operating activities was $103,000, as compared to net cash provided of $1,434,000 in fiscal 2013. The decrease in net cash was primarily due to the 8.8% decrease in sales revenue during the current fiscal year compared to the receipt of other income of $433,000 from an agreement for litigation of certain patents combined with a receipt of $166,000 from our insurance carrier (see Other Income and Expense) during the prior fiscal year. Net cash used in investing activities was $28,000, primarily for the purchase of leasehold improvements purchased for our facility in California in fiscal 2014 and the purchase of equipment for MST, compared to net cash used of $188,000 primarily for the purchase of leasehold improvements purchased for the relocation of our facility in California in fiscal 2013. Net cash used in financing activities during fiscal 2014 and 2013 was $149,000 and $146,000, respectively, resulting from the continuing payments on debt from capital leases and the financing of insurance policies.

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

MATERIAL TRANSACTION WITH RELATED PARTY

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, from Gastrodyne, Inc., a company 70% owned by The Marvin Loeb Irrevocable Trust.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2014.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in fiscal 2014.

Name	Age	Position
Marvin P. Loeb	88	Chairman and CEO

Glenn D. Yeik	47	President, COO, and Director

Brian T. Kenney	58	V.P. - Global Sales and Marketing

Donald Baker	85	Director

MARVIN P. LOEB has been a director of our Company since 1980, Chairman of the Board since March 1981, Chief Executive Officer from April 1991 to November 2000 and since July 2001. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned, inactive subsidiary of the Company) since May 1992. Since May 1986, he has been Chairman, CEO and a director of Cardiomax, Inc., a privately held company which developed and is marketing a circulatory assist device. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomax, Inc. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

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

DONALD BAKER has been a director of our Company since May 1983 and Audit Committee Chairman since September 2008. He also has been a director of Cardiodyne, Inc. since August 1996. Mr. Baker retired after 39 years as a Managing Partner of the law firm of Baker & McKenzie. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker was a Director of the management committee of the Mid-America Committee of Chicago for many years, a director of various medical technology companies and is currently on the board of Cardiomax, Inc., of Irvine, CA. He is a member of the Chicago and American Bar Associations.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal 2014.

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2014 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2014, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for filing with the Securities and Exchange Commission.

/s/ Don Baker

January 13, 2015

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. During the fiscal years ended September 30, 2014 and 2013, no option awards were granted to executive officers, respectively.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2014 and 2013, for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2014	$121,257	$–	$20,061	$141,318
CEO and Chairman	2013	$121,257	$–	$24,241	$145,498

Glenn D. Yeik	2014	$159,135	$–	$32,099	$191,234
COO, President, and Director	2013	$159,135	$–	$32,294	$191,429

Brian T. Kenney, V.P.	2014	$80,000	$–	$45,085	$125,085
	2013	$120,000	$–	$85,410	$205,410

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2014 and 2013 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2014 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions (iii) accrued vacation and (iv) commissions and (v) Company paid medical benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin P. Loeb	78,000			0.14	5/10/2017

Glenn D Yeik	60,000			0.14	5/10/2015
	75,000			0.60	4/15/2015
	100,000			0.13	3/31/2016

Brian T. Kenney	25,000			0.14	5/10/2021

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal years 2014 or 2013.

DIRECTOR COMPENSATION IN FISCAL YEAR 2014 AND 2013

Each non-employee director who is appointed to the committee to administer our 2003 Non-Qualified Stock Option Plan (the "Committee") is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed, for so long as he or she serves on the Committee. The options vest in equal amounts over three years.

During the fiscal year ended September 30, 2014 and 2013, no such grants were given. No options were exercised during the fiscals ended September 30, 2014 and 2013.

Compensation Committee Interlocks and Insider Participation

During 2014 and 2013, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2014 and 2013.

Compensation Committee Report

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2014 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & CEO (1)	2,603,028	14.2%
$.01 Par Value	5 Holland #223
	Irvine, CA 92618

	Corsair Capital, LLC. (6)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, Pres. COO (3)(5)	537,351	2.9%

	Brian T. Kenney, V.P. (4)(5)	60,000	*

	All Directors and Executive	3,310,379	18.0%
	Officers as a Group (4 persons)

* Indicates less than 1%

(1)	Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 78,000 Shares (grant date fair value of approximately $9,000).
(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares (grant date fair value of approximately $36,000).
(3)	Consists of 230,351 Shares, and Options to purchase 235,000 Shares (grant date fair value of approximately $96,000).
(4)	Consists of 35,000 Shares and Options to purchase 25,000 Shares (grant date fair value of approximately $2,000).
(5)	Address is 5 Holland #223, Irvine, CA 92618
(6)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2014 and 2013, the Company had the following related party transactions:

The Company has an agreement with its CEO to share an employee with Cardiomax, Inc., a company owned by the CEO. Cardiomax, Inc. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2014, the amount received for reimbursement under the above agreement was approximately $6,700.

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, from Gastrodyne, Inc., a company 70% owned by The Marvin Loeb Irrevocable Trust.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by dbbMckennon, our Independent Registered Public Accounting Firm, during the fiscal years ended September 30, 2014 and September 30, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2014	2013
(i)	Audit Fees	73,000	83,000
(ii)	Audit Related Fees	–	–
(iii)	Tax Fees	8,500	8,500
(iv)	All Other Fees	–	–

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

Trimedyne, Inc.

Date: January 13, 2015	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors & CEO	January 13, 2015
Marvin P. Loeb

/s/ Glenn D. Yeik	President, COO	January 13, 2015
Glenn D. Yeik	Director

/s/ Donald Baker	Director	January 13, 2015
Donald Baker

/s/ Jeffrey S. Rudner	Principal Accounting Officer	January 13, 2015
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trimedyne, Inc.

We have audited the accompanying consolidated balance sheets of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California

January 13, 2015

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS (NOTE 4)	As of September 30,

	2014	2013
Current assets:
Cash and cash equivalents	$1,292,000	$1,572,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 for 2014 and 2013	463,000	475,000
Inventories	1,581,000	1,201,000
Other current assets	123,000	166,000
Total current assets	3,459,000	3,414,000

Property and equipment, net	635,000	706,000
Other	73,000	37,000
Goodwill	544,000	544,000

Total assets	$4,711,000	$4,701,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$278,000	$177,000
Accrued expenses	628,000	416,000
Deferred revenue	50,000	37,000
Accrued warranty	27,000	16,000
Taxes payable	--	8,000
Current portion of note payable and capital leases	70,000	49,000
Total current liabilities	1,053,000	703,000

Deferred rent	6,000	11,000
Long-term debt	43,000	--

Total liabilities	1,102,000	714,000

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value; 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at September 30, 2014 and 2013	186,000	186,000
Additional paid-in capital	51,311,000	51,308,000
Accumulated deficit	(47,175,000)	(46,794,000)
	4,322,000	4,700,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,609,000	3,987,000

Total liabilities and stockholders’ equity	$4,711,000	$4,701,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2014	2013
Net revenues:
Products	$2,950,000	$3,130,000
Service and rental	2,511,000	2,859,000
	5,461,000	5,989,000

Cost of sales:
Products	1,776,000	1,721,000
Service and rental	1,738,000	1,900,000
	3,514,000	3,621,000

Gross profit	1,947,000	2,368,000

Selling, general and administrative expenses	1,942,000	2,329,000
Research and development expenses	471,000	407,000

Loss from operations	(466,000)	(368,000)

Other income (expense):
Royalty income	78,000	98,000
Interest expense	(10,000)	(2,000)
Settlements and other	24,000	610,000
Net gain on disposal of assets	–	8,000
Total other income, net	92,000	714,000

Income (loss) before provision for income taxes	(374,000)	346,000

Provision for income taxes	7,000	17,000

Net income (loss)	$(381,000)	$329,000

Basic net income (loss) per share	$(0.02)	$0.02
Diluted net income (loss) per share	$(0.02)	$0.02

Basic weighted average common shares outstanding:	18,395,960	18,395,960
Diluted weighted average common shares outstanding:	18,395,960	18,395,960

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at September 30, 2012	18,497,569	$186,000	$51,295,000	$(47,123,000)	$(713,000)	$3,645,000

Share-based compensation expense	–	–	13,000	–	–	13,000

Net income	–	–	–	329,000	–	329,000
Balances at September 30, 2013	18,497,569	$186,000	$51,308,000	$(46,794,000)	$(713,000)	$3,987,000

Share-based compensation expense	–	–	3,000	–	–	3,000

Net loss	–	–	–	(381,000)	–	(381,000)
Balances at September 30, 2014	18,497,569	$186,000	$51,311,000	$(47,175,000)	$(713,000)	$3,609,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(381,000)	$329,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	3,000	13,000
Depreciation and amortization	218,000	241,000
Gain on disposal of fixed assets	–	(8,000)
Changes in operating assets and liabilities:
Trade accounts receivable	12,000	18,000
Inventories	(380,000)	646,000
Other assets	101,000	150,000
Accounts payable	101,000	28,000
Accrued expenses	212,000	64,000
Deferred revenue	13,000	(16,000)
Accrued warranty	11,000	(7,000)
Deferred rent	(5,000)	(32,000)
Taxes payable	(8,000)	8,000
Net cash (used in) provided by operating activities	(103,000)	1,434,000

Cash flows from investing activities:
Purchase of property and equipment	(28,000)	(188,000)
Net cash used in investing activities	(28,000)	(188,000)

Cash flows from financing activities:
Principal payments on note payable and capital leases	(149,000)	(146,000)
Net cash used in financing activities	(149,000)	(146,000)

Net (decrease) increase in cash and cash equivalents	(280,000)	1,100,000
Cash and cash equivalents at beginning of year	1,572,000	472,000
Cash and cash equivalents at end of year	$1,292,000	$1,572,000

Cash paid for income taxes in the years ended September 30, 2014 and 2013 was $12,000 and $11,000, respectively. Cash paid for interest in the years ended September 30, 2014 and 2013 was $10,000 and $2,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal years ended September 30, 2014 and 2013, the Company financed the purchase of certain insurance policies with notes for $83,000 and $126,000, respectively.

During the fiscal year ended September 30, 2014, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

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

At September 30, 2014, we had working capital of $2,406,000 compared to $2,711,000 at the end of the previous fiscal year ended September 30, 2013. Cash decreased by $280,000 to $1,292,000 at September 30, 2014 from $1,572,000 at the fiscal year ended September 30, 2013.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2014 and 2013, credit losses were not significant.

During the current fiscal year ended 2014, the Company had sales to two customers, which represented approximately 30% of product sales. During the fiscal year ended 2013, the Company had sales to one customer, which represented approximately 11% of product sales. During the fiscal years ended September 30, 2014 and 2013, there were no concentrations of service and rental sales.

If the relationship between the Company and these customers was altered, the futures results of operations and financial condition could be significantly affected. Additionally, during fiscal 2014 and 2013, export sales approximated 23.0% and 19.0% of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2014, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $972,000.

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

No options were granted during the fiscal years ended September 30, 2013 and 2014.

As of September 30, 2014, there was approximately $2,970 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next two years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee stock options under ASC No. 718 for the fiscal years ended September 30, 2014 and 2013, which was allocated as follows:

	Fiscal Years Ended September 30,
	2014	2013
Stock-based compensation included in:
Cost of revenues	$1,000	$1,000
Selling, general, and administrative expenses	2,000	12,000
	$3,000	$13,000

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

The Company's financial remaining instruments consisted primarily of (level 1) cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2014 and 2013 due to the short term nature of these instruments.

The Company did not have any level 2 or 3 instruments at September 30, 2014 and 2013.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the years ended September 30, 2014 and 2013, outstanding options of 808,900 and 839,400, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company's common stock for the years ended September 30, 2014 and 2013.

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2014 and 2013, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

	For The Years Ended September 30,
	2014	2013
Balance at beginning of year	$16,000	$23,000
Charges to costs and expenses	49,000	27,000
Costs incurred	(38,000)	(34,000)
Balance at end of year	$27,000	$16,000

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2014 and 2013, was $218,000 and $241,000, respectively.

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

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2014	2013
Raw materials	$549,000	$501,000
Work-in-process	298,000	94,000
Finished goods	734,000	606,000
	$1,581,000	$1,201,000

For the fiscal years ended September 30, 2014 and 2013, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	As of September 30,
	2014	2013
Royalty receivable	$–	$25,000
Prepaid rent	13,000	13,000
Prepaid insurance	55,000	68,000
Short-term deposits	8,000	8,000
Prepaid income tax	11,000	6,000
Other	36,000	46,000
Total other current assets	$123,000	$166,000

Property and equipment, net consist of the following:

	As of September 30,
	2014	2013
Furniture and equipment	$3,474,000	$3,434,000
Leasehold improvements	57,000	45,000
Other	316,000	317,000
	3,847,000	3,796,000
Less accumulated depreciation and amortization	(3,212,000)	(3,090,000)
	$635,000	$706,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, equipment purchased under capital leases had a cost of $119,000 and accumulated depreciation of $36,000. As of September 30, 2013, equipment purchased under capital leases had a cost of $264,000 and accumulated depreciation of $214,000.

Accrued expenses consist of the following:

	As of September 30,
	2014	2013
Accrued vacation	$181,000	$146,000
Accrued salaries and wages	60,000	51,000
Sales and use tax	58,000	52,000
Accrued bonus	17,000	30,000
Accrued compensation	–	55,000
Customer deposits	190,000	2,000
Commissions	19,000	23,000
Medical device tax	83,000	39,000
Other	20,000	18,000
Total accrued expenses	$628,000	$416,000

NOTE 4.  NOTE PAYABLE AND CAPITAL LEASES

Note Payable and Capital Lease Obligations

Note payable and capital leases consist of the following at September 30, 2014 and 2013:

	2014	2013
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	$83,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $9,851 through March 2014.	–	49,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $5,693 through March 2015.	30,000	–

	$113,000	$49,000

Less: current portion	(70,000)	(49,000)
	$43,000	$–

The capital lease agreement noted above for the purchase of equipment is secured by the related equipment with original value of approximately $119,000.

Minimum capital lease payments will be $45,000 in fiscal 2015 and 2016, which includes interest of approximately $5,000 and $2,000, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INCOME TAXES

The deferred income tax balances at September 30, 2014 and 2013, are comprised of the following:

	2014	2013
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$7,035,000	$5,529,000
Inventories	380,000	336,000
Reserves and accruals	154,000	63,000
Research and development credits	2,379,000	2,202,000
Depreciation and amortization	(426,000)	(87,000)
Other	90,000	90,000
Valuation allowance	(9,612,000)	(8,133,000)
	$–	$–

The valuation allowance for deferred tax assets increased approximately $1,479,000 during the year ended September 30, 2014 and decreased approximately $1,259,000 during the year ended September 30, 2013, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting. For the years ended September 30, 2014 and 2013, the Company recorded a current provision for federal and state income taxes of $7,000 and $17,000, respectively. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2014 and 2013.

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2014 and 2013:

	2014		2013
Statutory federal income tax rate	34.0%		34.0%

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	2.2%		3.2%
Other	2.1%		(4.2%	)
Valuation Allowance	(40.2%	)	(28.1%	)
Effective income tax rate	(1.9%	)	4.9%

At September 30, 2014, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $20.3 million and $2.3 million, respectively. The NOL carryforwards include Federal and State R & D credits of $1.4 million and $1.5 million, respectively. At September 30, 2013, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $15.8 million and $2.5 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2034. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2034 for federal tax purposes.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2011 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2010 through 2013 and currently does not have any ongoing tax examinations.

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

Future annual minimum lease payments under the above lease agreements at September 30, 2014, are as follows:

Years ending
September 30,
2015	$127,000
2016	88,000
Total	$215,000

Rent expense for the years ended September 30, 2014 and 2013 was approximately $150,000 and $255,000, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. As of September 30, 2014 and 2013, this liability was $6,000 and $11,000, respectively.

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

During the fiscal years ended September 30, 2014 and 2013, the Company received $78,000 and $98,000, respectively, under the license agreement, which was included in other income.

Sale of Patents

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2014 and 2013, the Company received $4,000 and $433,000, respectively, as a result of the above sale and agreement.

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

No options were granted during the fiscal years ended September 30, 2014 and 2013.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 30, 2012	1,003,650	$0.23

Options granted	–	–
Options exercised	–	–
Options forfeited	(164,250)	0.34

Options outstanding at September 30, 2013	839,400	$0.20

Options granted	–	–
Options exercised	–	–
Options forfeited	(30,500)	0.17

Options outstanding at September 30, 2014	808,900	$0.20	3.4	$5,500

Options exercisable at September 30, 2014	754,500	$0.21	3.2	$5,500

On August 13, 2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2014 and 2013, 1,191,100 and 1,160,600 options were available for issuance under the 2003 Plan, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2014:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 9/30/2014	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable as of 9/30/2014	Weighted-Average Exercise Price
$0.05 - 0.13	265,000	2.8	$0.10	265,000	$0.10
$0.14 - 0.50	424,000	4.5	$0.17	369,900	$0.17
$0.51 - 0.64	119,900	0.7	$0.58	119,900	$0.58
	808,900	3.4	$0.20	754,500	$0.21

There were no options granted or exercised during the fiscal years ended September 30, 2013 and 2014.

NOTE 8.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan (the "Retirement Plan"), which was merged into the ADP TotalSource Multiple Employer Plan as of March 2012. Under the terms of the Retirement Plan, employees may, subject to certain limitations, contribute up to 15% of their total compensation. The Company contributes an additional $0.50 for each dollar of employee contributions up to 4% of eligible employee compensation. Employees become vested in the Company's contribution at 20% per year over five years. The Company's annual contributions to the Retirement Plan for the fiscal years ended September 30, 2014 and 2013 totaled $17,000 and $20,000, respectively.

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

	For the year ended September 30, 2014			For the year ended September 30, 2013
	Product	Service and Rental	Total	Product	Service and Rental	Total

Revenues	$2,950,000	$2,511,000	$5,461,000	$3,130,000	$2,859,000	$5,989,000

Cost of sales	1,776,000	1,738,000	3,514,000	1,721,000	1,900,000	3,621,000

Gross profit	1,174,000	773,000	1,947,000	1,409,000	959,000	2,368,000

Expenses:
Selling, general and administrative	1,335,000	607,000	1,942,000	1,647,000	682,000	2,329,000
Research and development	471,000	–	471,000	407,000	–	407,000

Income (loss) from operations	$(632,000)	$166,000	(466,000)	$(645,000)	$277,000	(368,000)

Other income (expense):
Royalty income			78,000			98,000
Interest expense			(10,000)			(2,000)
Net gain on disposal of assets			–			8,000
Settlements and other			24,000			610,000

Income (loss) before provision for income taxes			(374,000)			346,000

Provision for income taxes			7,000			17,000

Net income (loss)			$(381,000)			$329,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2014 and 2013 accounted for approximately 22.7% and 19.0%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2014	2013
Asia	$969,000	$551,000
Europe	70,000	304,000
Latin America	131,000	245,000
Middle East	1,000	3,000
Australia	65,000	31,000
Other	4,000	2,000
	$1,240,000	$1,136,000

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2014 and 2013 were as follows:

	2014	2013
By similar products and services:

Sales
Products:
Lasers and accessories	$759,000	$504,000
Fibers, Needles and SwitchTips	2,191,000	2,626,000
Service and rental	2,511,000	2,859,000
Total	$5,461,000	$5,989,000
Gross profit
Products:
Lasers and accessories	$143,000	$79,000
Fibers, Needles and Switch Tips	1,031,000	1,330,000
Service and rental	773,000	959,000
Total	$1,947,000	$2,368,000

The Company had one laser located in Canada at September 30, 2014. Total segment assets for the Products segment were $3,070,000 and Service and Rental were $1,616,000 at September 30, 2014. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc. During the year ended September 30, 2014 and 2013, additions of property and equipment to the Service and Rental segment were $4,000 and $52,000, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RELATED-PARTY TRANSACTIONS

The Company has an agreement with its CEO to share an employee with Cardiomax, Inc., a company owned by the CEO. Cardiomax, Inc. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2014, the amount received for reimbursement under the above agreement was approximately $6,700.

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, from Gastrodyne, Inc., a company 70% owned by The Marvin Loeb Irrevocable Trust.

NOTE 11.  SUBSEQUENT EVENTS

On December 1, 2014, the Company financed an insurance policy with a note for $21,607. The note bears interest at 4.75% per annum and required monthly principal and interest payments of $2,011 through November 2015.

