Form 10-Q
period 2015-03-31
TRIMEDYNE INC
filed 2015-05-19
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 15, 2015, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL STATEMENT

ITEM 1. FINANCIAL STATEMENTS

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2015	September 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$578,000	$1,292,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at March 31, 2015 and September 30, 2014	378,000	463,000
Inventories	1,805,000	1,581,000
Other current assets	82,000	123,000
Total current assets	2,843,000	3,459,000

Property and equipment, net	568,000	635,000
Other	75,000	73,000
Goodwill	544,000	544,000

Total Assets	$4,030,000	$4,711,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$162,000	$278,000
Accrued expenses	446,000	628,000
Deferred revenue	65,000	50,000
Accrued warranty	28,000	27,000
Income tax payable	4,000	–
Current portion of note payable and capital leases	55,000	70,000
Total current liabilities	760,000	1,053,000

Deferred rent	2,000	6,000
Capital lease	26,000	43,000

Total liabilities	788,000	1,102,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at March 31, 2015 and September 30, 2014	186,000	186,000
Additional paid-in capital	51,313,000	51,311,000
Accumulated deficit	(47,544,000)	(47,175,000)
	3,955,000	4,322,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,242,000	3,609,000

Total liabilities and stockholders’ equity	$4,030,000	$4,711,000

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net revenues	$1,193,000	$1,382,000	$2,545,000	$2,781,000
Cost of sales	810,000	831,000	1,722,000	1,854,000
Gross profit	383,000	551,000	823,000	927,000

Operating expenses:
Selling, general and administrative	459,000	472,000	937,000	1,021,000
Research and development	122,000	112,000	250,000	236,000
Total operating expenses	581,000	584,000	1,187,000	1,257,000

Loss from operations	(198,000)	(33,000)	(364,000)	(330,000)

Other income, net	1,000	25,000	2,000	63,000

(Loss) before provision for income taxes	(197,000)	(8,000)	(362,000)	(267,000)

Provision for income taxes	5,000	3,000	7,000	3,000

Net (loss)	$(202,000)	$(11,000)	$(369,000)	$(270,000)

Net (loss) per share:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(369,000)	(270,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,000	2,000
Depreciation and amortization	101,000	115,000
Changes in operating assets and liabilities:
Trade accounts receivable	85,000	43,000
Inventories	(224,000)	24,000
Other assets	63,000	42,000
Accounts payable	(116,000)	(49,000)
Accrued expenses	(182,000)	(38,000)
Income tax payable	4,000	3,000
Deferred revenue	15,000	10,000
Accrued warranty	1,000	4,000
Deferred rent	(4,000)	(2,000)
Net cash used in operating activities	(624,000)	(116,000)

Cash flows from investing activities:
Purchase of property and equipment	(34,000)	(6,000)
Net cash used in investing activities	(34,000)	(6,000)

Cash flows from financing activities:
Principal payments on notes payable and capital leases	(56,000)	(76,000)
Net cash used in financing activities	(56,000)	(76,000)

Net decrease in cash and cash equivalents	(714,000)	(198,000)
Cash and cash equivalents at beginning of period	1,292,000	1,572,000
Cash and cash equivalents at end of period	$578,000	$1,374,000

Supplemental disclosure of cash flow information:

No cash paid for income taxes for the six-month periods ended March 31, 2015 and March 31, 2014, respectively.

Cash paid for interest during the six months ended March 31, 2015 and 2014 was approximately $3,000 and $4,000, respectively.

During December 2015 and November 2013, the Company financed an additional insurance policy for $24,000 and $21,000, respectively.

During November 2013, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Going Concern

At March 31, 2015, the Company had working capital of $2,083,000 compared to $2,406,000 at the end of the fiscal year ended September 30, 2014. Cash decreased by $714,000 to $578,000 from $1,292,000 at September 30, 2014.

As of March 31, 2015 we had cash on hand of $578,000. We intend to fund operations with cash on hand and from operations, however, additional working capital in the next 12 months will be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been pursuing market development efforts in Asia and we have had positive feedback from our efforts. If successful, we could have a significant increase in sales volume during the next two successive quarters in this market area which may improve our financial condition and cash reserves.

The Company is currently pursuing market development efforts in Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets, we may be able to create sustained demand for our Holmium Lasers and Fibers in the fields of Laser Spinal Endoscopy, Laser Lithotripsy and in the laser treatment of other conditions. Additionally, we expect the global trend toward single-use, disposable laser delivery devices may improve sales and profit margins as more hospitals convert from multi-use devices, due to concerns for sterility and handling costs incurred in product sterilization, and we plan to develop more single-use optical fiber devices.

If necessary, we will also attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue our efforts to reduce certain overhead costs in order to reduce our cash consumption levels.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2015 and the results of their operations and their cash flows for the six months ended March 31, 2015 and 2014. Results for the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015.

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

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2014 annual report on Form 10-K.

Stock-Based Compensation

We account for equity based compensation under the provisions of Accounting Standards Codification (“ASC”) No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

During the quarter ended March 31, 2015, the Company granted 60,000 options to purchase common stock at $0.07 per share, vesting over three years, to a consultant.

Stock-based compensation was $2,000 and $2,000 during the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $5,224 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next eleven reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and six months ended March 31, 2015 and 2014, outstanding options of 854,900 and 818,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options, with the exception of 110,000 options, were in excess of the average closing price of the Company’s common stock for the periods ended March 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At March 31, 2015, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $399,000.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31, 2015	September 30, 2014
Raw materials	$465,000	$549,000
Work-in-process	288,000	298,000
Finished goods	1,052,000	734,000
	$1,805,000	$1,581,000

As of March 31, 2015 and September 30, 2014, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	March 31, 2015	September 30, 2014
Prepaid rent	13,000	13,000
Prepaid insurance	16,000	55,000
Short-term deposits	7,000	8,000
Prepaid income tax	8,000	11,000
Other	38,000	36,000
Total other current assets	$82,000	$123,000

Property and equipment consist of the following:

	March 31, 2015	September 30, 2014
Furniture and equipment	$3,478,000	$3,474,000
Leasehold improvements	60,000	57,000
Other	325,000	316,000
	3,863,000	3,847,000
Less accumulated depreciation and amortization	(3,295,000)	(3,212,000)
Total property and equipment	$568,000	$635,000

Accrued expenses consist of the following:

	March 31, 2015	September 30, 2014
Accrued vacation	$196,000	$181,000
Accrued salaries and wages	58,000	60,000
Sales and use tax	53,000	58,000
Accrued bonus	7,000	17,000
Customer deposits	2,000	190,000
Commissions	20,000	19,000
Medical device tax	89,000	83,000
Other	21,000	20,000
Total accrued expenses	$446,000	$628,000

NOTE 3 - Note Payable and Capital Leases

Note payable and capital leases consist of the following:

	March 31, 2015	September 30, 2014
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	$67,000	$83,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 4.75% per annum and requires monthly payments principal and interest payments of $2,011 through November 2015.	14,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $5,693 through March 2015.	–	30,000
	$81,000	$113,000

Less: current portion	(55,000)	(70,000)
	$26,000	$43,000

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

Data with respect to these operating activities for the three and six months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$584,000	$609,000	$1,193,000	$804,000	$578,000	$1,382,000
Cost of sales	368,000	442,000	810,000	449,000	382,000	831,000

Gross profit	216,000	167,000	383,000	355,000	196,000	551,000

Expenses:
Selling, general and administrative	309,000	150,000	459,000	320,000	152,000	472,000
Research and development	122,000	–	122,000	112,000	–	112,000

Income (loss) from operations	$(215,000)	$17,000	(198,000)	$(77,000)	$44,000	(33,000)

Other:
Interest expense			(2,000)			(1,000)
Royalty income			–			24,000
Other income			3,000			2,000
Income taxes			(5,000)			(3,000)
Net loss			$(202,000)			$(11,000)

	For the Six Months Ended March 31, 2015			For the Six Months Ended March 31, 2014
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,253,000	$1,292,000	$2,545,000	$1,564,000	$1,217,000	$2,781,000
Cost of sales	782,000	940,000	1,722,000	976,000	878,000	1,854,000

Gross profit	471,000	352,000	823,000	588,000	339,000	927,000

Expenses:
Selling, general and administrative	629,000	308,000	937,000	711,000	310,000	1,021,000
Research and development	250,000	–	250,000	236,000	–	236,000

Income (loss) from operations	$(408,000)	$44,000	(364,000)	$(359,000)	$29,000	(330,000)

Other:
Interest expense			(3,000)			(4,000)
Royalty income			–			54,000
Other income			5,000			13,000
Income taxes			(7,000)			(3,000)
Net loss			$(369,000)			$(270,000)

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$159,000	$84,000	$406,000	$366,000
Delivery and disposable devices	425,000	720,000	847,000	1,198,000
Service and rental	609,000	578,000	1,292,000	1,217,000
Total	$1,193,000	$1,382,000	$2,545,000	$2,781,000

Gross profit
Products:
Laser equipment and accessories	$8,000	$(2,000)	$35,000	$52,000
Delivery and disposable devices	208,000	357,000	436,000	536,000
Service and rental	167,000	196,000	352,000	339,000
Total	$383,000	$551,000	$823,000	$927,000

Sales in foreign countries for the three months ended March 31, 2015 and 2014, accounted for approximately 22% and 26%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2015 and 2014 accounted for approximately 25% and 20%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Asia	$182,000	$288,000	$481,000	$455,000
Europe	69,000	18,000	52,000	23,000
Latin America	–	40,000	88,000	50,000
Middle East	2,000	1,000	2,000	1,000
Australia	9,000	14,000	13,000	23,000
	$262,000	$361,000	$636,000	$552,000

During the three and six months ended March 31, 2015 and 2014, one Laser was located in Canada, respectively.

Total segment assets at March 31, 2015 and 2014 for the Products segment were $2,464,000 and $2,803,000, respectively, and for the Service and Rental segment were $1,544,000 and $1,600,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2015 the Company entered into a finance agreement to purchase certain insurance policies for $64,000. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,890 through March 2016.

On April 21, 2015 the Company granted various individuals 940,000 stock options to purchase common stock at $0.07 per share, of which 640,000 were granted fully vested to various officers and directors and 300,000 were granted, vesting over a period of three years, to certain employees. In addition, the Company elected Edward D. Spriegel as a director and appointed him as Chairman of the Audit and Compensation Committees.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates assumptions include inventory valuation, allowances for doubtful accounts and deferred income tax assets, recoverability of goodwill and long-lived assets, losses for contingencies and certain accrued liabilities, as well as the valuation of equity compensation.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and Note 2 to our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned subsidiary, Cardiodyne.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

During the quarter ended March 31, 2015, net revenues were $1,193,000 as compared to $1,382,000 for the same period of the previous year, a decrease of $189,000 or 14%. Net sales from lasers and accessories increased by $75,000 or 89% to $159,000 during the quarter ended March 31, 2015 from $84,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices decreased by $295,000 or 41% to $425,000 in the quarter ended March 31, 2015 from $720,000 in the same period of the previous year. The higher sales during the quarter ended March 31, 2014, was primarily the result of shipments to fulfill backorders created by the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California during the fiscal year ended September 30, 2013. During the quarter ended March 31, 2015, net sales from service and rental increased by $31,000 or 5% to $609,000 from $578,000 for the same quarter of the prior year. The increase in service and rental revenue was primarily due to an increase in fee-per-case revenue from MST for certain procedures. Revenue from export sales decreased by $99,000 or 27% to $262,000 during the quarter ended March 31, 2015 from $361,000 during the same quarter of the previous year, primarily due to a decrease in sales of Fibers, Needles and Tips during the current three-month period.

Cost of sales during the quarter ended March 31, 2015 was $810,000 or 68% of net revenues as compared to $831,000 or 60% the same period of the previous year. Gross profit as a percentage of sales for Lasers and accessories was 5% as compared to a gross loss of (2%) for the same quarter of the previous year. The lower gross profit for lasers and accessories during the prior year quarter was the result of a volumizing difference due to an 89% decrease in Laser sales during the prior year quarter as compared to the current year quarter. The gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 49% and 50% for the quarter ended March 31, 2015 and 2014, respectively. Gross profit from revenue received from service and rentals as a percentage of revenues was 27% and 34% during the quarters ended March 31, 2015 and 2014, respectively. The lower gross profit was primarily due to an increase in the cost of service parts for the service department at our California facility resulting from our revaluation of inventory performed during the last quarter of the prior year along with a correction to the allocation of property tax expense for MST’s equipment during the current year quarter.

Selling, general and administrative expenses decreased in the quarter ended March 31, 2015 to $459,000 from $472,000 in the same period of the previous year, a decrease of $13,000 or 3%. The decreases in selling, general and administrative expenses during the quarter ended March 31, 2015 compared to the same period of the previous year were primarily the result of decreases in outside administrative services of $17,000, payroll related expense of $14,000, insurance expense of $11,000 and legal expense of $4,000, offset by increases in professional services for audit and tax of $17,000, bad debt expense of $9,000, certifications and licenses expense of $5,000 and commissions expense of $2,000.

Research and development expenditures for the quarter ended March 31, 2015, increased $10,000 or 9% to $122,000 as compared to $112,000 in the same period of the previous year. The increase was primarily due the addition of full time staff during the current year quarter replacing temporary outside services utilized during the prior year quarter. During the period ended March 31, 2015, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income, net, decreased by $24,000 or 96% to $1,000 in the quarter ended March 31, 2015 from $25,000 in the same period of the previous year. This decrease was primarily the result of the receipt of $24,000 in royalty income received from Lumenis during the prior year quarter which has subsequently ceased due to the expiration of the license agreement.

For the quarters ended March 31, 2015 and 2014, the Company had a net loss of $202,000 or $0.01 per share, as compared to a net loss of $11,000 or $0.00 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2015 compared to six months ended March 31, 2014

During the six months ended March 31, 2015, net revenues decreased to $2,545,000 as compared to $2,781,000 for the same period of the previous year, a $236,000 or 8% decrease. Net sales from Lasers and accessories increased by $40,000 or 11% to $406,000 during the six months ended March 31, 2015 from $366,000 in the same period of the previous year.  Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from Fibers, Needles and Tips decreased by $351,000 or 29% to $847,000 during the six months ended March 31, 2015 from $1,198,000 for the same period of the previous year. The higher sales during the six-month ended March 31, 2014, was primarily the result of shipments to fulfill backorders created by the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California during the fiscal year ended September 30, 2013.Net revenues from service and rental increased by $75,000, or 6%, to $1,292,000 from $1,217,000 for the same six-month period of the previous year. The increase in service and rental revenue was primarily due to an increase in billable service revenue during the current six-month period as compared to the same period of the previous year. Revenue from export sales increased by $84,000 to $636,000 during the six-month period ended March 31, 2015 from $552,000 during the same period of the previous year, primarily due to an increase in Laser sales in during the current six-month period.

Cost of sales during the six months ended March 31, 2015 were $1,722,000 or 68% of net revenues as compared to $1,854,000 or 67% for the same period of the previous year. Gross profit as a percentage of sales from the sale of Lasers and accessories was 9% as compared to 14% for the same six-month period of the previous year, primarily due to discounted lasers sales to facilitate the opening of new markets in Asia. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 51% as compared to 45% for the same six-month period of the previous year. Gross profit from revenue received from service and rentals was 27% as compared to 28% for the same six-month period of the previous year. The lower gross profit was primarily due to an increase in the cost of service parts for the service department at our California facility resulting from our revaluation of inventory performed during the last quarter of the prior year along with a correction to the allocation of property tax expense for MST’s equipment during the current year.

For the six months ended March 31, 2015, selling, general and administrative expenses decreased $84,000 or 8% to $937,000 as compared to $1,021,000 for the same period of the previous year. The decrease in selling, general and administrative expenses during the six-month period ended March 31, 2015 was primarily the result of decreases in payroll related expense of $37,000, legal expense of $27,000, insurance expense of $22,000, outside administrative service of $21,000, bank service fees of $12,000, and commission expense of $8,000 offset by increases in bad debt expense of $9,000 and certification expense of $5,000.

During the six months ended March 31, 2015, research and development expenses increased to $250,000 from $236,000 in the same six-month period of the previous year, an increase of $14,000 or 6%. The increase was primarily due the addition of full time staff during the current year six-month period replacing temporary outside services utilized during the prior year six-month period. During the period ended March 31, 2015, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income decreased by $61,000 or 97% to $2,000 in the six-month period ended March 31, 2015 from $63,000 in the same six-month period of the previous year. This decrease was primarily the result of the cessation of royalty payments received during the current year due to the expiration of a license agreement during the last quarter of the prior year, of which $54,000 was received during the prior year six-month period.

For the six months ended March 31, 2015 and 2014, the Company had a net loss of $369,000 or $0.02 per share, as compared to a net loss of $270,000 or $0.01 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2015, the Company had working capital of $2,083,000 compared to $2,406,000 at the end of the fiscal year ended September 30, 2014. Cash decreased by $714,000 to $578,000 from $1,292,000 at September 30, 2014. Cash used in investing activities was $34,000 for the purchase of fixed assets. Cash used in financing activities was $56,000 which was the result of payments on notes payable and a lease.

As of March 31, 2015, we had cash on hand of $578,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months will be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been pursuing market development efforts in Asia and we have had positive feedback from our efforts. If successful, we could have a significant increase in sales volume during the next two successive quarters in this market area which may improve our financial condition and cash reserves.

The Company is currently pursuing market development efforts in Latin America and Eastern Europe. We believe that by expanding healthcare infrastructure in these markets, we may be able to create sustained demand for our Holmium Lasers and Fibers in the fields of Laser Spinal Endoscopy, Laser Lithotripsy and in the laser treatment of other conditions. Additionally, we expect the global trend toward single-use, disposable laser delivery devices may improve sales and profit margins as more hospitals convert from multi-use devices, due to concerns for sterility and handling costs incurred in product sterilization, and we plan to develop more single-use optical fiber devices.

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

The first of these companies, Gastromedix, Inc. (“Gastromedix”), has been incorporated and is attempting to raise at least $10 million of capital to finance three or more, 25 patient “pilot” clinical trials and, if the “pilot” clinical trials are successful, which cannot be assured, one to three, 300 patient, randomized, controlled clinical trials of our Lasers and patented Side Firing Fibers in the treatment of Type II Diabetes, Obesity and GERD, often called “heartburn”, in the gastroenterology field of medicine, on which two U.S. Patent Applications were filed in September, 2012.

These conditions affect millions of people in the U.S. and elsewhere and, if these larger clinical trials are successful, and Gastromedix receives FDA approval or clearance to market these products in the U.S., the CE Mark to market these products in the European Union and Medicare, other third-party payers in the U.S. and foreign governmental healthcare reimbursement, none of which can be assured, it could generate substantial sales of our Lasers and Side Firing Fibers.

Gastromedix is currently talking with leading hospitals outside the U.S. on conducting its “pilot” clinical trials, as clinical trials outside the U.S. cost much less than in the U.S., one of which has indicated it has significant interest in doing so. However, no contract to do so has yet been signed with this hospital.

In the interim, if necessary, we will also attempt to raise additional debt and/or equity capital, sell some of our assets, reduce our costs by eliminating certain personnel positions and continue our efforts to reduce certain overhead costs in order to reduce our cash consumption levels.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

TRIMEDYNE, INC.

Date: May 19, 2015	By:	/s/ Glenn D. Yeik
Glenn D. Yeik
Principal Executive Officer

TRIMEDYNE, INC.

Date: May 19, 2015	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

