Form 10-Q
period 2015-06-30
TRIMEDYNE INC
filed 2015-08-14
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2014, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL STATEMENT

ITEM 1. FINANCIAL INFORMATION

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2015	September 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$538,000	$1,292,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2015 and September 30, 2014, respectively	487,000	463,000
Inventories	1,781,000	1,581,000
Other current assets	131,000	123,000
Total current assets	2,937,000	3,459,000

Property and equipment, net	524,000	635,000
Other	112,000	73,000
Goodwill	544,000	544,000

Total Assets	$4,117,000	$4,711,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$307,000	$278,000
Accrued expenses	404,000	628,000
Deferred revenue	50,000	50,000
Accrued warranty	50,000	27,000
Income tax payable	6,000	–
Current portion of note payable and capital leases	91,000	70,000
Total current liabilities	908,000	1,053,000

Deferred rent	8,000	6,000
Capital lease	15,000	43,000

Total liabilities	931,000	1,102,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at June 30, 2015 and September 30, 2014, respectively	186,000	186,000
Additional paid-in capital	51,354,000	51,311,000
Accumulated deficit	(47,641,000)	(47,175,000)
	3,899,000	4,322,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,186,000	3,609,000

Total liabilities and stockholders’ equity	$4,117,000	$4,711,000

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$1,482,000	$1,339,000	$4,027,000	$4,120,000
Cost of sales	995,000	924,000	2,717,000	2,778,000
Gross profit	487,000	415,000	1,310,000	1,342,000

Operating expenses:
Selling, general and administrative	480,000	443,000	1,417,000	1,464,000
Research and development	86,000	107,000	336,000	343,000
Total operating expenses	566,000	550,000	1,753,000	1,807,000

Loss from operations	(79,000)	(135,000)	(443,000)	(465,000)

Other (expense) income, net	(17,000)	21,000	(15,000)	84,000

Loss before provision for income taxes	(96,000)	(114,000)	(458,000)	(381,000)

Provision for income taxes	1,000	4,000	8,000	7,000

Net loss	$(97,000)	$(118,000)	$(466,000)	$(388,000)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(466,000)	$(388,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	43,000	2,000
Depreciation and amortization	146,000	165,000
Changes in operating assets and liabilities:
Trade accounts receivable	(24,000)	53,000
Inventories	(200,000)	(63,000)
Other assets	33,000	60,000
Accounts payable	29,000	20,000
Accrued expenses	(224,000)	26,000
Income tax payable	6,000	(3,000)
Deferred revenue	–	4,000
Accrued warranty	23,000	8,000
Deferred rent	2,000	(4,000)

Net cash used in operating activities	(632,000)	(120,000)

Cash flows from investing activities:
Purchase of property and equipment	(35,000)	(16,000)

Net cash used in investing activities	(35,000)	(16,000)

Cash flows from financing activities:
Payments on notes payable and capital leases	(87,000)	(118,000)

Net cash used in financing activities	(87,000)	(118,000)

Net decrease in cash and cash equivalents	(754,000)	(254,000)
Cash and cash equivalents at beginning of period	1,292,000	1,572,000
Cash and cash equivalents at end of period	$538,000	$1,318,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2015 and 2014 was $8,000 and $10,000 respectively.

Cash paid for interest during the nine months ended June 30, 2015 and 2014 was approximately $5,000 and $4,000, respectively.

During the nine months ended June 30, 2015 and 2014, the Company financed the purchase of certain insurance policies with notes totaling $80,000 and a $94,000, respectively.

During November 2013, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Trimedyne, Inc., a Nevada corporation, its wholly owned subsidiary, Mobile Surgical Technologies, Inc. (“MST”), a Texas corporation, and its 90% owned inactive subsidiary, Cardiodyne, Inc. ("Cardiodyne"), a Nevada corporation, (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

At June 30, 2015, the Company had working capital of $2,029,000 compared to $2,406,000 at the end of the fiscal year ended September 30, 2014. Cash decreased by $754,000 to $538,000 from $1,292,000 at September 30, 2014.

As of June 30, 2015 we had cash on hand of $538,000. We intend to fund operations with cash on hand and from operations, however, additional working capital in the next 12 months will be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2015 and the results of their operations and their cash flows for the nine months ended June 30, 2015 and 2014. Results for the nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015.

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

Stock-Based Compensation

We account for equity based compensation under the provisions of Accounting Standards Codification (“ASC”) No. 718, "Compensation, Stock Compensation" (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award.

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

During the nine months ended June 30, 2015, a total of 1,000,000 options were granted to various employees and directors of the Company and a consultant. These options were valued using Black-Scholes model for the aggregate grant date fair value of $61,000. These options vest over periods ranging from immediately to three years.

Stock-based compensation was $43,000 and $2,000 during the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $23,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next eleven quarterly reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and nine months ended June 30, 2015 and 2014, outstanding options of 1,697,000 and 818,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options, with the exception of 110,000 options, were in excess of the average closing price of the Company’s common stock for the periods ended June 30, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At June 30, 2015, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of $492,000.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30, 2015	September 30, 2014
Raw materials	$505,000	$549,000
Work-in-process	257,000	298,000
Finished goods	1,019,000	734,000
	$1,781,000	$1,581,000

For the three months ended June 30, 2015 and 2014, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	June 30, 2015	September 30, 2014
Prepaid insurance	80,000	55,000
Prepaid taxes	3,000	11,000
Prepaid rent	13,000	13,000
Short-term deposits	7,000	8,000
Other	28,000	36,000
Total other current assets	$131,000	$123,000

Property and equipment consist of the following:

	June 30, 2015	September 30, 2014
Furniture and equipment	$3,478,000	$3,474,000
Leasehold improvements	60,000	57,000
Other	326,000	316,000
	3,864,000	3,847,000
Less accumulated depreciation and amortization	(3,340,000)	(3,212,000)
Total property and equipment	$524,000	$635,000

Accrued expenses consist of the following:

	June 30, 2015	September 30, 2014
Accrued vacation	$193,000	$181,000
Accrued salaries and wages	104,000	60,000
Accrued bonus	15,000	17,000
Medical device tax	–	83,000
Sales and use tax	50,000	58,000
Customer deposits	2,000	190,000
Commissions	17,000	19,000
Other	23,000	20,000
Total accrued expenses	$404,000	$628,000

NOTE 3 - Note Payable and Capital Leases

Note payable and capital leases consist of the following:

	June 30,	September 30,
	2015	2014
Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,693 through March 2015.	–	30,000

Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	57,000	83,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 4.75% per annum and requires monthly payments principal and interest payments of $2,011 through November 2015.	8,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,890 through February 2016.	41,000	–

	$106,000	$113,000

Less: current portion	(91,000)	(70,000)
	$15,000	$43,000

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

Data with respect to these operating activities for the three and nine months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$807,000	$675,000	$1,482,000	$665,000	$674,000	$1,339,000
Cost of sales	538,000	457,000	995,000	486,000	438,000	924,000

Gross profit	269,000	218,000	487,000	179,000	236,000	415,000

Expenses:
Selling, general and administrative	327,000	153,000	480,000	298,000	145,000	443,000
Research and development	86,000	–	86,000	107,000	–	107,000

Income (loss) from operations	$(144,000)	$65,000	(79,000)	$(226,000)	$91,000	(135,000)

Other:
Interest expense			(2,000)			(1,000)
Royalty income			--			20,000
Other (expense) income			(15,000)			2,000
Income taxes			(1,000)			(4,000)
Net loss			$(97,000)			$(118,000)

	For the Nine Months Ended June 30, 2015			For the Nine Months Ended June 30, 2014
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$2,060,000	$1,967,000	$4,027,000	$2,229,000	$1,891,000	$4,120,000
Cost of sales	1,320,000	1,397,000	2,717,000	1,462,000	1,316,000	2,778,000

Gross profit	740,000	570,000	1,310,000	767,000	575,000	1,342,000

Expenses:
Selling, general and administrative	956,000	461,000	1,417,000	1,009,000	455,000	1,464,000
Research and development	336,000	–	336,000	343,000	–	343,000

Income (loss) from operations	$(552,000)	$109,000	(443,000)	$(585,000)	$120,000	(465,000)

Other:
Interest expense			(5,000)			(4,000)
Royalty income			–			74,000
Other (expense) income			(10,000)			14,000
Income taxes			(8,000)			(7,000)
Net loss			$(466,000)			$(388,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$413,000	$203,000	$819,000	$569,000
Delivery and disposable devices	394,000	462,000	1,241,000	1,660,000
Service and rental	675,000	674,000	1,967,000	1,891,000
Total	$1,482,000	$1,339,000	$4,027,000	$4,120,000

Gross profit
Products:
Laser equipment and accessories	$105,000	$13,000	$140,000	$65,000
Delivery and disposable devices	164,000	166,000	600,000	702,000
Service and rental	218,000	236,000	570,000	575,000
Total	$487,000	$415,000	$1,310,000	$1,342,000

Sales in foreign countries for the three months ended June 30, 2015 and 2014, accounted for approximately 35% and 28%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2015 and 2014 accounted for approximately 29% and 23%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2015	Ended June 30, 2014	Ended June 30, 2015	Ended June 30, 2014
Asia	$448,000	$255,000	$929,000	$711,000
Europe	14,000	23,000	66,000	46,000
Latin America	44,000	75,000	132,000	125,000
Middle East	–	–	2,000	1,000
Australia	11,000	20,000	24,000	43,000
Other	–	–	–	1,000
	$517,000	$373,000	$1,153,000	$927,000

During the three and nine months ended June 30, 2015 and 2014, one Laser was located in Canada and three Lasers, one located in Brazil, Canada and India, respectively.

Total segment assets at June 30, 2015 and 2014 for the Products segment were $2,478,000 and $2,774,000, respectively, and for the Service and Rental segment were $1,617,000 and $1,665,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

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

RESULTS OF OPERATIONS

Method of Presentation

The unaudited condensed consolidated financial statements include the accounts of Trimedyne, Inc., its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST") and its 90% owned inactive subsidiary, Cardiodyne.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

During the quarter ended June 30, 2015, net revenues were $1,482,000 as compared to $1,339,000 for the same period of the previous year, a $143,000 or 11% increase primarily due to an increase in revenues from Laser sales. Net sales from lasers and accessories increased by $210,000 or 103% to $413,000 during the three months ended June 30, 2015 from $203,000 in the same period of the prior year. Net sales from Fibers, Needles and Tips decreased by $68,000 or 15% to $394,000 during the three months ended June 30, 2015 from $462,000 in the same period of the prior year. The higher sales during the previous year quarter ended June 30, 2014, was primarily the result of shipments to fulfill backorders created by the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California during the fiscal year ended September 30, 2013. Export sales increased by $144,000 or 39% to $517,000 from $373,000 for the same quarter of the prior year. The increase in export sales was primarily due to an increase in laser sales to Asia as compared to the prior year quarter ended June 30, 2014. Net sales from service and rental during the current quarter remained virtually unchanged at $675,000 as compared to $674,000 for the same quarter of the prior year.

Cost of sales during the quarter ended June 30, 2015 was $995,000 or 67% of net revenues as compared to $924,000 or 69% during the prior year quarter. Gross profit as a percentage of sales from the sale of lasers and accessories was $105,000 or 25% as compared to $13,000 or 6% for the prior year three-month period. The increase in gross profit for lasers and accessories during the current three-month period was primarily the result of the sale of two fully amortized demo lasers offset by discounted laser sales to facilitate the opening of new markets in Asia. Gross profit as a percentage of sales from the sale of delivery and disposable devices was 42% as compared to 36% for the prior year three-month period. The increase in gross profit during the current three-month period as compared to the prior year was primarily due to increased efficiencies in production. Gross profit as a percentage of sales from revenue received from service and rentals during the current three-month period was 32% as compared to 35% for the prior year three month-period. The lower gross profit was primarily due to an increase in the cost of service parts for the service department at our California facility resulting from our revaluation of inventory performed during the last quarter of the prior year combined with an increase in accrued warranty expense from the sale of lasers during the current three-month period.

For the quarter ended June 30, 2015, selling, general and administrative increased $37,000 or 8% to $480,000 as compared to the prior year quarter of $443,000. The decrease in selling, general and administrative expenses during the current three-month period was primarily due to the following:

Expense Description	Increase/(Decrease)
Stock-based compensation	41,000
Tax penalties	27,000
Employee benefits	5,000
Commissions/bonuses	5,000
Insurance Expense	3,000
Rent	(2,000)
Outside Administrative Services	(3,000)
Licenses/certifications expense	(3,000)
Bank Fees	(5,000)
Audit and tax expense	(8,000)
Payroll Related	(14,000)
Other allocated expenses	(9,000)

Research and development expenditures for the quarter ended June 30, 2015 decreased $21,000 or 20% to $86,000 as compared to $107,000 in the quarter ended June 30, 2014. The decrease in expenditure during the current year three-month period as compared to the prior year three-month period was due to the reduction of staff during the current year three-month period.

Other income/expense, net, decreased during the quarter ended June 30, 2015 by $38,000 to a net expense of $17,000 from income of $21,000 during the same quarter of the prior year. The decrease in other income/expense was primarily due to the expiration of a license agreement with Lumenis, Ltd., in August of 2014, and no royalty payments were received from Lumenis, Ltd., during the current quarter ended June 30, 2015 as compared to $20,000 received during the prior year quarter ended June 30, 2014, combined with a one-time adjustment to reconcile prior year accrued expenses.

For the current quarter, the Company had a net loss of $97,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $118,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2015 compared to nine months ended June 30, 2014

During the nine months ended June 30, 2015, net revenues were $4,027,000 as compared to $4,120,000 for the same period of the previous year, a $93,000 or 2% decrease. Net revenues from lasers and accessories increased by $250,000 or 44% to $819,000 during the nine months ended June 30, 2015 from $569,000 in the same period of the prior year. Net revenues from Fibers, Needles and Tips decreased by $419,000 or 25% to $1,241,000 during the nine months ended June 30, 2015 from $1,660,000 for the same period of the prior year. The higher sales during the prior year nine-month period ended June 2014, 2014, was primarily the result of an increase in shipments to fulfill backorders created by the delaying of shipments due to the relocation of our facility in California during the fiscal year ended September 30, 2013. During the nine months ended June 30, 2015, export sales increased $226,000 or 24% to $1,153,000 from $927,000 during the same period of the prior year. The increase in export sales was primarily the result of an increase in sales to Asia. Net sales from service and rental increased by $76,000 or 4% to $1,967,000 from $1,891,000 for the same quarters in the prior year. This increase was primarily due to an increase in fee-per-case revenues generated from MST.

Cost of sales during the nine months ended June 30, 2015 was $2,717,000 or 68% of net revenues as compared to $2,778,000 or 67% for the same period of the prior year. Gross profit as a percentage of sales from the sale of Lasers and accessories was 17% as compared to 11% for the prior year nine-month period. The increase in gross profit for lasers and accessories during the current six-month period was primarily due to the sale of two fully amortized demo lasers offset by discounted laser sales to facilitate the opening of new markets in Asia. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 48% during the current nine-month period as compared to 42% during the prior year nine-month period. The increase in gross profit during the current three-month period as compared to the prior year was primarily due to increased efficiencies in production. Gross profit from revenue received from service and rentals during the current nine-month period was 29% as compared to 30% for the prior year nine-month period. The lower gross profit was primarily due to an increase in the cost of service parts for the service department at our California facility resulting from our revaluation of inventory performed during the last quarter of the prior year combined with a correction to the allocation of property tax expense for MST’s equipment during the current year.

For the nine months ended June 30, 2015, selling, general and administrative expenses totaled $1,417,000 as compared to $1,464,000 for the same period of the previous year, a $47,000 or 3% decrease. The decrease in selling, general and administration expense was primarily due to the following:

Expense Description	Increase/(Decrease )
Tax Penalties	27,000
Stock–based compensation	41,000
Bad Debt	9,000
Employee benefits	9,000
Commissions/bonuses	(3,000)
Rent	(3,000)
Corporate fees	(4,000)
Audit and tax expense	(5,000)
Bank fees	(17,000)
Payroll related	(18,000)
Insurance expense	(19,000)
Outside administrative expense	(24,000)
Legal	(27,000)
Other allocated expenses	(7,000)

During the nine months ended June 30, 2015, research and development expenses decreased to $336,000 from $343,000 in the prior year nine-month period, a decrease of $7,000 or 2%. During the nine-month period ended June 30, 2015, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income/expense decreased by $99,000 or 118% to an expense of $15,000 in the current nine-month period from income of $84,000 in the previous nine-month period of fiscal 2014. The decrease in other income/expense was primarily due to the expiration of a license agreement with Lumenis, Ltd., and, as a result, the cessation of royalty payments in August of 2014, compared to $74,000 received during the prior year nine-month period ended June 30, 2014, combined with a one-time adjustment to reconcile prior year accrued expenses.

For the nine months ended June 30, 2015, the Company had net loss of $466,000 or $0.03 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $388,000 or $0.02 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital

At June 30, 2015, the Company had working capital of $2,029,000 compared to $2,406,000 at the end of the fiscal year ended September 30, 2014. Cash decreased by $754,000 to $538,000 from $1,292,000 at September 30, 2014. Cash used in investing activities was $35,000 for the purchase of fixed assets. Cash used in financing activities was $87,000 which was the result of payments on notes payable and an equipment lease.

Going Concern

As of June 30, 2015, we had cash on hand of $538,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months will be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our Chairman, Dr. Marvin P. Loeb, is continuing his efforts to raise capital for his company Gastromedix, Inc., a company of which Trimedyne owns a 30% interest. Should Dr. Loeb be successful in his efforts to raise capital, which cannot be assured, the funds will be used to subsidize patient “pilot” clinical trials involving a procedure utilizing Lasers and Side Firing Fibers, which will be exclusively supplied by Trimedyne. If these “pilot” clinical trials are successful, which cannot be assured, randomized controlled clinical trials of the procedure will begin with the exclusive use of our Lasers and patented Side Firing Fibers in the treatment of Type II Diabetes, Obesity and/or GERD, often called “heartburn”. Gastromedix, Inc. may become an outlet for Trimedyne Lasers and Side Firing Fibers. For more information, please refer to our 10-Q filing for the period ended March 31, 2015.

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

TRIMEDYNE, INC.

Date: August 14, 2015	By:	/s/ Glenn D. Yeik
Glenn D. Yeik
Principal Executive Officer

TRIMEDYNE, INC.

Date: August 14, 2015	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

