Form 10-K
period 2015-09-30
TRIMEDYNE INC
filed 2016-01-13
CIK 357001

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of registrant on March 31, 2015 based upon the closing price of the common stock on such date was approximately $934,353. As of January 13, 2016 there were outstanding 18,395,960 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Forward Looking Statements	1
	General	1
	The Urology Market	2
	License Agreement with Lumenis	2
	The Lithotripsy Market	2
	The Spinal Disc Market	2
	The Laser Rental Market	3
	Other Markets	3
	Controlling Our Costs	3
	Future Marketing Plans	3
	Research and Development	5
	Manufacturing and Supply Agreements	5
	Marketing	5
	Government Regulation	5
	Investigational Device Exemptions	6
	510(k) Premarket Notification	6
	Premarket Approval	6
	Inspection of Plants	6
	State Regulation	7
	Insurance Reimbursement	7
	Cost of Compliance with FDA and Other Applicable Regulations	7
	Employees	7
	Patents	8
	Competition	8
	Insurance	8
	Foreign Operations	8

ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	MINE SAFETY DISCLOSURES	9

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES	10
ITEM 6.	SELECTED FINANCIAL DATA	11
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A.	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	17

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	18
ITEM 11.	EXECUTIVE COMPENSATION	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	25

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the U.S. Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company in fiscal year ended September 30, 2015.

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

Our 100% owned subsidiary, Mobile Surgical Technologies, Inc. ("MST"), is engaged in the rental of lasers, along with the services of a trained operator and, if requested, the provision of applicable Fibers, Needles or Switch Tips, on a "fee per case" basis to hospitals, surgery centers, group practices and individual physicians in Texas and nearby areas. MST's revenues and those of our field service department represented approximately 50% of our revenues in the fiscal year ended September 30, 2015.

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

LICENSE AGREEMENT WITH LUMENIS

In August 2010, we entered into a Settlement and a Non-Exclusive License Agreement (the “License Agreement”) with Lumenis, Ltd. of Yokneam, Isreal (“Lumenis”), covering two of our patents. The License Agreement expired on July 31, 2014, the date on which the last of the patents expired. Lumenis is one of the largest manufacturer of medical lasers.  Royalties paid under the License Agreement in the fiscal year ended September 30, 2014 were $78,000, and royalties from Lumenis were no longer paid after July 31, 2014 as a result of the expiration of the License Agreement.

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

THE SPINAL DISC MARKET

Our 80 watt and 30 watt Holmium Lasers (and those of others with compatible connectors) can be used to transmit laser energy through our Side Firing Laser Needles to treat herniated (contained) or ruptured (non-contained) spinal discs (lumbar, thoracic or cervical) in minimally invasive procedures, which are typically performed on an outpatient basis in as little as 45 minutes, usually with only local anesthesia. The lower back, leg and neck pain typically is significantly reduced or eliminated on the operating table, and the patient walks out with a Band Aid(R) on the puncture (stitches are usually not required). Most patients can return to light activities in a few days and to work in a week or two. Clinical Studies on the use of our Lasers and Needles in spinal disc procedures, published in medical journals, show success rates (good or excellent results, based on accepted pain score criteria) of 80% to 94%.

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

CONTROLLING OUR COSTS

We are continuing to concentrate on reducing our overhead and cost of operations. We previously moved into a smaller manufacturing facility, which has allowed us to better utilize the available space while reducing rent, utilities, and associated expenses. We have also cross-trained our staff to allow greater working efficiency in certain areas of our business. We are further actively pursuing opportunities to outsource some of our manufacturing operations to reduce inventory levels and operating expenses. As a result of these efforts, we have been able to significantly reduce our fixed costs and will continue to seek opportunities to further these efforts.

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

While we have about 20 years of experience in designing, developing, manufacturing and marketing Holmium Lasers, Fibers, Needles and Switch Tips, we cannot assure that any new lasers or optical fiber devices we may develop for new applications can be completed at an affordable cost or in a timely manner, or will enable us to raise money to conduct the necessary clinical trials and, if successful, obtain FDA clearance, CE Marks or Medicare and foreign reimbursement to enable us to market these products.

We believe our existing and proposed new Lasers and our new, patented and patent pending Side Firing Needles and Fibers can be used to treat a variety of conditions affecting millions of people in the United States and in foreign countries, and we are working on a new plan to bring these products to the market.

In order to bring these products to market, we will need adequate capital. The Company continues to review capital requirements and funding sources. We have contemplated raising money within separate affiliated, new companies which the Company will make an investment in and enter into a supply agreement as noted below.

We plan to supply our Holmium Lasers and Side Firing Fibers, Needles and other Fiber-Optic Devices to one or more of such affiliated companies being organized by our Chairman, Marvin P, Loeb, Sc.D., with which we will enter into a Twenty Year, Renewable, Exclusive Supply and Distribution Agreement to provide our Lasers and Side Firing Needles, Fibers and other Fiber-Optic Devices to them at our GAAP Cost plus 35%, and we will grant them the exclusive right to distribute these Lasers and Fiber-Optic Devices throughout the world, subject to certain conditions.

In consideration of our selling the above products to these new companies at our GAAP Cost plus 35% and our granting them Exclusive Worldwide marketing rights to these products, subject to certain conditions, we will own a 30% equity interest in each of these new affiliated, companies at nominal cost.

The first of these companies, Gastromedix, Inc., formerly Gastrodyne, Inc., (“Gastromedix”) has been incorporated and is planning to raise up to $30 million to conduct up to three, 300 patent randomized, controlled clinical trials and Fiber-Optic Devices in the treatment of these widespread conditions which, today, are difficult or impossible to effectively treat. On September 11, 2014, the Company purchased 3,000,000 shares of common stock for $30,000 equal to a 30% interest in Gastromedix, Inc.

Gastromedix has engaged an investment banking firm to act as the Lead Placement Agent of a Regulation D, Rule 506(c) Offering solely to Accredited Investors of up to $30 million of capital on a “best efforts” basis. If this Offering raises at least $5 million of capital, Gastromedix will conduct one (1) or more 25 patient “Pilot” clinical trials in the treatment of these widespread conditions to test our rationale for treating these three conditions, before we commence one or more of the larger, more expensive 300 patient, randomized, controlled clinical trials, assuming Gastromedix can raise sufficient capital to do so.

The treatment of these conditions was conceived by Marvin P. Loeb, Sc.D., and he prepared three U.S. Patent Applications which he assigned, without royalty, to Trimedyne, which are now pending patent applications.

These three proposed, 300 patient, randomized, controlled, clinical trials are planned to be conducted in two segments, one of 100 patients treated outside the U.S. for granting of the CE Marks, as well as foreign insurance and governmental health plan reimbursement, and the other segment will consist of 200 patients treated in the U.S. for PMA’s or 510(k) clearances (supported by clinical data) from the FDA and U.S. Medicare and insurance reimbursement.

The cost of treating the three above-mentioned conditions in the U.S. is estimated to exceed $160 billion annually in the U.S., including these adverse effects on other organs.

Clinical trials are very expensive and can take up to three years or longer. There is no assurance that Gastromedix will be able to raise sufficient capital to conduct any or all of its planned 300 patient clinical trials or that their outcomes will be successful.

Start-up companies in the health care field without any clinical data find it very difficult to raise money. Our Chairman is an experienced entrepreneur in the medical field and is guiding Gastromedix and, when formed, he plans to guide another six (6), new companies in raising capital to conduct clinical trials of Trimedyne’s Lasers, Needles, Fibers and other Fiber-Optic Devices in the treatment of other conditions covered by the above-described patent applications in different specialties of medicine, under the same type of 20 Year, Exclusive, Worldwide, Private Label Supply and Distribution Agreements with Trimedyne.

Since we cannot afford to fund large, randomized, controlled clinical trials to prove the safety and efficacy of our Lasers, Needles, Fibers and other Fiber-Optic Devices in the treatment of multiple medical conditions in various fields of medicine, helping these new companies, in which we will own a 30% interest at nominal cost, prior to their raising capital, may become a significant outlet for our products, although such cannot be assured.

If and when any of these affiliated companies is successful in raising sufficient capital to finance any of its proposed clinical trials of our Lasers, Needles, Fibers or other Fiber-Optic Devices, we will issue Press Releases and describe them in future SEC filings to advise the public of this news.

RESEARCH AND DEVELOPMENT

From its inception to September 30, 2015, an aggregate of $57,011,000 has been expended by the Company for research and development ("R&D"), including clinical and regulatory activities, of which $420,000 and $471,000 was expended during the fiscal years ended September 30, 2015 and 2014, respectively. These expenditures have resulted in the issuance of a number of patents to the Company (See “PATENTS” herein).

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

The Company sells its products in the United States countries through four (4) commissioned sales representatives and, outside the United States, approximately 28 foreign and 22 independent distributors who sell our products and medical products manufactured by others. Our U.S. sales representatives and our foreign distributors devote only a limited portion of their time to selling our products. The Company presently employs a Vice President of Sales and Marketing, who directs the Company's sales and marketing activities in the United States and elsewhere.

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

All of the Company's currently marketed Lasers and fiber-optic laser energy delivery devices have been cleared for sale in the United States by the FDA, and all but our 30 watt Holmium Lasers have been granted the CE mark.

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

EMPLOYEES

On September 30, 2015, the Company had 40 full-time employees, of whom 15 were employed by MST. Of the remainder, 18 were engaged in production and engineering, one in sales and marketing, and six in general and administrative functions. On September 30, 2015, the Company had six part-time employees of whom three were engaged in production and R&D, and three in general and administrative functions.

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

PATENTS

As of September 30, 2015, the Company owned or had licenses to 14 U.S. Patents, two foreign Patents, and 8 U.S. patent applications.

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

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal years ended September 30, 2015 and 2014, the Company did not receive any funds and the Company received $4,000, respectively, as a result of the above sale and agreement.

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

During the current fiscal year ended September 30, 2015 the Company renewed a directors and officer liability insurance policy in the amount of $1,000,000 obtained during the prior fiscal year.

FOREIGN OPERATIONS

In fiscal 2015 and 2014, sales of products in foreign countries accounted for approximately 24% and 23%, respectively, of the Company's total sales. See "Marketing" herein for information on the marketing of the Company's products in foreign countries.

ITEM 2. PROPERTIES

The Company relocated its facility in California in June of 2013 and currently occupies approximately 9,215 sq. ft, office, R&D, manufacturing and warehouse facility at 5 Holland #223, Irvine, California, 92618. On April 12, 2013 the Company signed a lease for the location of our facility located in California beginning May 1, 2013. The lease term is for 36 months with two increases over the term. The initial monthly amount of rent to be paid is $6,911 with the second month free, followed by an increase in monthly rent to $7,118 beginning month 13 and another increase beginning month 24 to $7,332, with the 25th month rent free.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Since November 18, 2003, the Company's Common Stock has been quoted on the OTC Markets "TMED." The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years:

2014	High	Low
Quarter ended:
December 31, 2013	$0.18	$0.10
March 31, 2014	0.15	0.08
June 30, 2014	0.29	0.10
September 30, 2014	0.14	0.10

2015	High	Low
Quarter ended:
December 31, 2014	$0.13	$0.06
March 31, 2015	0.09	0.05
June 30, 2015	0.09	0.06
September 30, 2015	0.07	0.06

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

B. HOLDERS OF COMMON STOCK

As of September 30, 2015, there were approximately 1,000 holders of record of the Company's Common Stock and an estimated 9,000 additional holders who maintain the beneficial ownership of their shares in "Street Name".

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2015 with respect to shares of the Company's common stock that may be issued through its employee compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans not approved by security holders	1,697,000	$0.10	303,000
Total	1,697,000	$0.10	303,000

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2015 and 2014, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserved balances required. Our credit losses in 2015 and 2014 were less than one percent of revenues.

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

During the fiscal year ended September 30, 2015, the allowance was increased by an additional $5,000 based on additional analysis of slow moving and obsolete inventory net of previously reserved inventory used during the current year. During the fiscal year ended September 30, 2014 the allowance was increased by $114,000 based on additional analysis of slow moving and obsolete inventory.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We elected to early adopt this guidance and, in connection with our annual goodwill impairment test that was conducted during the fourth quarter of the year ended September 30, 2015, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook in the rental laser service market, and our recent and forecasted financial performance.

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

The company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 2015 AND 2014

The following table sets forth certain items in the consolidated statements of operations as a percentage of net revenues for the years ended September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014
Net revenues	100.0%	100.0%
Cost of sales	66.6	64.3
Selling, general and administrative expenses	35.7	35.6
Research and development expenses	7.9	8.6
Interest expense	0.1	0.2
Other (expense) income, net	(0.5)	1.8
Income taxes	0.3	0.1
Net income (loss)	(11.2)	(7.0)

NET REVENUES

Net revenues decreased $128,000 or 2.3% in fiscal 2015 to $5,333,000 from $5,461,000 in fiscal 2014. Net sales from Lasers and accessories increased by $251,000 or 33.1% to $1,010,000 during the fiscal year ended September 30, 2015 from $759,000 during the prior fiscal year, primarily due to an increase in international sales for those products. Sales from Fibers, Needles and SwitchTips decreased by $546,000 or 25% to $1,645,000 during the current fiscal year ended September 30, 2015 from $2,191,000 during the prior fiscal year. The higher sales during the prior year September 30, 2014, was primarily the result of shipments to fulfill backorders created by the delaying of shipments resulting from the impact on manufacturing due to the relocation of our facility in California during the fiscal year ended September 30, 2013. International export revenues increased $57,000 or 4.6% to $1,297,000 during fiscal 2015 from $1,240,000 during fiscal 2014 due to an increase in Laser sales revenue in Asia. Net revenues from "per case" rentals and field service and rental increased by $167,000 or 6.7% in fiscal 2015 to $2,678,000 from $2,511,000 in fiscal 2014, primarily due to an increase in per-case revenue from MST.

COST OF GOODS SOLD

Cost of sales in fiscal 2015 was approximately 66.6% of net revenues, compared to 64.3% in fiscal 2014. Gross profit from the sale of Lasers and accessories during the fiscal year ended September 30, 2015 was 14.6% as compared to 18.8% for the prior year fiscal period. The lower gross profit from the sale of lasers and accessories during the current fiscal year ended September 30, 2015 as compared to the prior fiscal year was primarily the result of the sale of discounted lasers offset by the sale of two fully amortized demo Lasers during the current fiscal year. Gross profit from the sale of Fibers, Needles and Switch Tips during the fiscal year ended September 30, 2015 was 50% as compared to 47% for the prior fiscal year period. The higher gross profit from the sale of Fibers, Needles and Tips was primarily a result of updated overhead application rates applied at the beginning of the fiscal year which reduced manufacturing variances as compared to the prior fiscal year and the cessation of a second shift for production of delivery systems which lowered direct labor costs resulting from the cessation of the payroll differential for the second shift. Gross profit from revenue received from service and per case rentals was 30% in the current fiscal year as compared to 31% for the prior fiscal year period. The lower gross profit for the service and rental segment during the current year as compared to the previous fiscal year was primarily attributable to a decrease in billable service revenue received at our California facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $37,000 or 1.9% to $1,905,000 in fiscal 2015, compared to $1,942,000 in fiscal 2014. The decrease in fiscal 2015 was primarily the result of the following:

Expense Description	(Decrease)/Increase
Payroll related	(50,000)
Outside services	(42,000)
Legal	(22,000)
Advertising and promotion	(17,000)
Corporate fees	(4,000)
Sales Training	6,000
Employee recruiting expense	7,000
Employee benefits	10,000
Commissions and bonus	10,000
Tax penalties	25,000
Stock-based compensation	40,000

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

R&D expenses decreased $51,000 or 11% to $420,000 in fiscal 2015, compared to $471,000 in fiscal 2014. R&D as a percentage of net revenues decreased to 7.9% of net revenues in fiscal 2015 as compared to 8.6% in fiscal year 2014 primarily due to a reduction in staff during the current fiscal year. During the fiscal year ended September 30, 2015, R&D activities consisted of updating documentation for existing products due to design changes, renewal of foreign approvals, supplier and third party audits, and updating risk management files in compliance with current international standards.

OTHER INCOME AND EXPENSE

Total other income/expense, net decreased by $127,000 or 138% to a net of $35,000 in expense in fiscal 2015 from net income of $92,000 in fiscal 2014. The decrease in other income during the current fiscal year-ended September 30, 2015 as compared to the prior fiscal year ended September 30, 2014 was primarily the result of no income received from royalties in fiscal 2015 as compared to $78,000 received in fiscal 2014 combined with a one-time write-off of Trimedyne’s investment in Gastromedix, Inc. The decrease in royalty payments was due a cessation of such royalty payments due to the royalty agreement expiring in August, 2014.

During the current and prior fiscal years, we accrued a provision for state income tax of $17,000 due to the net income apportioned to MST.

NET LOSS

As a result of the above, the net loss in fiscal 2015 was $595,000, compared to a net loss of $381,000 in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

At September 30, 2015, we had working capital of $1,969,000 compared to $2,406,000 at the end of the previous fiscal year ended September 30, 2014. Cash decreased by $927,000 to $365,000 at September 30, 2015 from $1,292,000 at the fiscal year ended September 30, 2014.

In fiscal 2015, net cash used in operating activities was $773,000, as compared to net cash used of $103,000 in fiscal 2014. The increase in net cash used was primarily due to the net loss of 595,000 during the current fiscal year combined with a decrease in current liabilities of $342,000 and an increase in inventory of $227,000 offset by a decrease in other current assets. Net cash used in financing activities during fiscal 2015 and 2014 was $119,000 and $149,000, respectively, resulting from the continuing payments on debt from capital leases and the financing of insurance policies.

Management's Plans

At September 30, 2015, we had working capital of $1,969,000 compared to $2,406,000 at the end of the previous fiscal year ended September 30, 2014. Cash decreased by $927,000 to $365,000 at September 30, 2015 from $1,292,000 at the fiscal year ended September 30, 2014.

As of September 30, 2015 we had cash on hand of $365,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will attempt to lower our overhead costs on less profitable segments, raise additional debt and/or equity capital, sell some of our assets including utilization of current inventory, outsource some of our manufacturing processes and/or reduce our costs by eliminating certain personnel in order to reduce our cash consumption levels to a supportable level. There can be no assurances that we will be successful in those efforts. If we are unsuccessful in our efforts, we may be forced to reduce or curtail certain operational segments.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MATERIAL TRANSACTION WITH RELATED PARTY

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, of Gastromedix, Inc., a company 70% owned by The Marvin P. Loeb Irrevocable Living Trust. During the fiscal year ended September 30, 2015, the Company reviewed its investment of $30,000 and determined that it was impaired. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” “Note 9.”)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 of this Annual Report are set forth in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2015.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons served as our officers and directors in the fiscal year ended September, 30, 2015.

Name	Age	Position
Marvin P. Loeb	89	Chairman and Chief Scientific Officer

Glenn D. Yeik	48	President, COO, Principal Executive Officer and Director

Brian T. Kenney	59	V.P. - Global Sales and Marketing

Donald Baker	86	Director

Alan E. Loeb	50	Director

Edward Spriegel	77	Director and Audit and Compensation Committee Chairman

MARVIN P. LOEB has been a director of our Company since 1980, Chairman of the Board from March 1981 to January 2015 and since June 2015, Chief Executive Officer from April 1991 to January 2000 and July 2001 to January 2015, and Chief Scientific Officer since January 2015. He has been the Chairman of the Board of Cardiodyne, Inc. (formerly Trioptic Laser, Inc., a 90% owned, inactive subsidiary of the Company) since May 1992. He was formerly Chairman, CEO and a director of Cardiomedics, Inc. from May 1986 to September 2012, a privately held company that is now out of business which developed and marketed a circulatory assist device. Mr. Loeb has been Chairman, CEO and a member of the board of managers from September 2012 to December 2014, Chairman and a member of the board of managers from December 2014 to August 2015, and is currently Chief Scientific Officer and a member of the board of managers since August 2015 of CardioMax, LLC., a privately held company which is marketing a circulatory assist device. Mr. Loeb is Chief Scientific Officer and a director of Gastromedix since September 2014, a privately held company which is developing devices used in minimally invasive gastrointestinal surgeries. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois. Based upon the above and his experience in companies in the healthcare field, with medical devices in particular, along with his extensive background as an entrepreneur that has formed over 28 different companies, he has appropriate qualifications and skills to be a director and officer of our Company.

GLENN D. YEIK has been our President, Chief Operating Officer, and Director since September 2003 and Chairman from January 2015 to June 2015. Mr. Yeik was previously a Director of Cardiomedics, Inc., a privately held company which developed and marketed a circulatory assist device, from October 2004 to September 2012. Mr. Yeik is Chairman and a member of the board of managers since December 2014 and is also CEO since August 2015 of CardioMax LLC, a privately held company which is marketing a circulatory assist device. Mr. Yeik is Chairman and a director since September 2014 and is also CEO since August 2015 of Gastromedix a privately held company which is developing devices used in minimally invasive gastrointestinal surgeries. Before September 2003, he was our Executive Vice President from April 2002 to September 2003 and Vice President Product Development from March 2000 to April 2002. Mr. Yeik was Manager and Director of Electronic Systems at AngioTrax, Inc. from May 1998 to March 2000. He was our Manager, Laser Engineering from May 1994 to May 1998 and our Senior Electrical Engineer from July 1992 to May 1994. Before joining Trimedyne, Mr. Yeik was a Software Engineer at Cardiac Science, Inc. from June 1991 to July 1992. Mr. Yeik received a Bachelor of Science of Engineering Degree in Electrical Engineering from LeTourneau University. Mr. Yeik is Mr. Loeb's son-in-law. Based upon the above and his engineering, product development, and business experience in medical device manufacturing companies and his knowledge of Trimedyne’s operations for over 20 years, he has appropriate skills and qualifications to be a director and officer of our Company.

BRIAN T. KENNEY has been our Vice President of Sales and Marketing since January 2000. Mr. Kenney had been our Director of International Sales from January 1999 to January 2000. Before joining Trimedyne, Mr. Kenney held sales and sales management positions with Exogen, a division of Smith & Nephew from April 1996 to November 1999, U.S. Surgical Corporation from January 1982 to December 1984, Stryker Corporation/Endoscopy Division from May 1988 to December 1992, and Surgical Laser Technologies from January 1993 to February 1996. Mr. Kenney is a graduate of the University of Oklahoma with a Bachelors Degree in Business Administration in Marketing and Finance. Based upon the above and his sales and marketing experience in medical device companies and his knowledge of the industry and medical procedures for over 30 years, he has appropriate skills and qualifications to be an officer of our Company.

DONALD BAKER has been a director of our Company since May 1983 and Audit Committee Chairman from September 2008 to April 2015. He has been a director of Cardiodyne, Inc. since August 1996. He was formerly a director of Cardiomedics, Inc. from May 1986 to September 2012, and is currently a member of the board of managers of CardioMax, LLC. since September 2012. He has also been a director of Gastromedix since September 2014. Mr. Baker retired after 39 years as a Managing Partner of the law firm of Baker & McKenzie, specializing in tax law. He holds a J.D.S. degree from the University of Chicago Law School. Mr. Baker was a Director of the management committee of the Mid-America Committee of Chicago for many years, a director of various medical technology companies. He is a member of the Chicago and American Bar Associations. Based upon the above, his legal expertise and his extensive tenure with the Company as a director, he has significant knowledge of Trimedyne’s business for over 30 years, he has appropriate skills and qualifications to be a director of our Company.

EDWARD D. SPRIEGEL, age 77, has been a director and Chairman of the Audit and Compensation Committees since April 2015. He is also a Director of the ARCOA Group, an end-of-use assets services company, founded in 1990. In addition, he is also the President of CIMCA, an insurance marketing and consulting services company, which he founded in 1965. Previously, he was Vice President of Marketing for American Mid-States Life Insurance, Assistant to the President, Treasurer and Agency Secretary for Mayflower Life Insurance Company, held supervisory and accounting positions for Life and AH Premium, Zurich-American Life Insurance Companies and Investors Security Group of Life Company and held various middle management positions at Sun Life Insurance Company of Canada. Based upon the above, his over 30 years in the insurance industry involved with insuring many industries including healthcare, and his experience in directing accounting services for different companies, he has appropriate skills and qualifications to be Chairman of the Audit and Compensation Committees, and a director of our Company.

ALAN E. LOEB, age 50, has been a director of the Company since January 2015. He has been Secretary, Treasurer and a member of the board of managers of CardioMax, LLC since May 2013. He has also been Secretary, Treasurer and a director of Gastromedix since September 2014. He has thirty years of experience in managing, operating and working in a variety of businesses. From 2004 to 2011, Mr. Loeb was the President of a food service company he founded and later sold. He is the sole Trustee of the four Trusts established by Dr. Loeb, which together constitute one of the Company’s principal stockholders. Based upon the above, including his over 30 years of business experience in a variety of businesses, he has appropriate skills and qualifications to be a director of our Company.

Family Relationships

Our directors Glenn Yeik and Alan Loeb are the son-in-law and son of our Chairman Marvin Loeb, respectively. Other than the foregoing, there are no family relationships among the individuals comprising our board of directors, management and other key personnel.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal 2015.

Changes to Nominating Process

There have been no changes to the nominating process or adoption of procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Edward Spriegel is our Audit Committee Chairman and Director. Mr. Spriegel is an "audit committee financial expert" in accordance with SEC rules. Because we are not a listed on a national exchange, our board of directors and audit committee are not subject to independence requirements.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met once and acted by unanimous written consent during fiscal 2015 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company's independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended September 30, 2015, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, for filing with the Securities and Exchange Commission.

/s/ Edward Spreigel

January 13, 2016

Other Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will continue to qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint a nominating committee and to adopt a charter relative to this committee. Until further determination by the Board, the full Board will undertake the duties of the nominating committee.

Code of Ethics

We have not formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

All executives are employed as salaried employees on an "at-will" basis. The issuance of all bonuses, stock and option awards are discretionary and are approved by the Board of Directors. During the fiscal years ended September 30, 2015 and 2014, 550,000 and no option awards were granted to executive officers, respectively.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. All of our full-time employees are eligible to enroll in our health, dental and life and disability insurance programs.

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2015 and 2014, for services rendered in all capacities, by all persons who served as our executive officers who earned more than $100,000 in combined salary, stock option awards and other compensation in fiscal 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Marvin P. Loeb	2015	$121,258	$18,023	$10,400	$149,681
Chief Scientific Officer and Chairman	2014	$121,257	$–	$20,061	$141,318

Glenn D. Yeik	2015	$159,135	$15,020	$31,331	$205,486
COO, President, and Director	2014	$159,135	$–	$32,099	$191,234

Brian T. Kenney, V.P.	2015	$80,000	$–	$44,305	$124,305
	2014	$80,000	$–	$45,085	$125,085

(1) Amounts shown include cash and non-cash compensation earned and received by our executive officers.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2015 and 2014 fiscal year for the fair value of stock options granted to the named executive officers in accordance with ASC 718. For additional information on the valuation assumptions used by us in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-K. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer's continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2015 Fiscal Year-End table.

(3) Amounts of Other Compensation shown for the above listed officers include the cost of (i) car allowances and expenses and (ii) costs to us of 401(k) matching contributions (iii) accrued vacation and (iv) commissions and (v) Company paid medical benefits.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin P. Loeb	300,000			0.07	4/20/2021
	78,000			0.14	5/10/2017

Glenn D Yeik	250,000			0.07	4/20/2021
	60,000			0.14	5/10/2017
	100,000			0.13	3/31/2016

Brian T. Kenney	25,000			0.14	5/10/2021

None of Messrs. Loeb, Yeik, or Kenney exercised any options during fiscal years 2015 or 2014.

DIRECTOR COMPENSATION IN FISCAL YEAR 2015 AND 2014

Each non-employee director is entitled to a grant of 30,000 options to purchase shares every three years, beginning the day the director is so appointed. The options vest in equal amounts over three years.

During the fiscal year ended September 30, 2015 and 2014, 60,000 and no such grants were given, respectively. No options were exercised during the fiscals ended September 30, 2015 and 2014.

Compensation Committee Interlocks and Insider Participation

During the 2015 fiscal year, Ed Spreigel was elected to the Compensation Committee. During the fiscal year 2014, we did not have a compensation committee or another committee of the board of directors performing equivalent functions and the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2015 and 2014.

Compensation Committee Report

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the name of and address of each beneficial owner of more than five percent of the Company's Common Stock known to the Company, each director of the Company, each named executive officer, and all directors and executive officers as a group, the number of shares beneficially owned by such persons as of September 30, 2015 and the percent of the class so owned. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OUTSTANDING*

	MAJOR SHAREHOLDERS
Common Stock	Marvin P. Loeb, Chairman & Chief Scientific Officer (1)	2,903,028	15.8%
$.01 Par Value	5 Holland #223
	Irvine, CA 92618

	Corsair Capital, LLC. (8)	1,140,000	6.2%
	717 Fifth Avenue, 24 Floor
	New York, NY 10022

	Seth Hamot and his associates	1,013,536	5.5%
	c/o Costa Brava Partnership III L.P.
	420 Boylston Street
	Boston, MA 02116

	Bruce J. Haber and his associates	931,653	5.1%
	145 Huguenot Street, Suite 405
	New Rochelle, NY 10801

	OTHER DIRECTORS AND EXECUTIVE OFFICERS
	Donald Baker, Director (2)	110,000	*
	544 Earlston Road
	Kenilworth, IL 60043

	Glenn D. Yeik, President and COO (3)(7)	700,051	3.8%

	Brian T. Kenney, V.P. (4)(7)	60,000	*

	Edward Spreigel, Director (5)(7)	30,000	*

	Alan E. Loeb, Director (6)(7)	30,000	*

	All Directors and Executive	3,833,079	20.8%
	Officers as a Group (6 persons)

* Indicates less than 1%

(1)	Consists of 2,525,028 Shares owned by Mr. Loeb and his wife, adult children, grandchildren and trusts for their benefit, of which Mr. Loeb is not a beneficiary, Options to purchase 378,000 Shares (grant date fair value of approximately $27,023).
(2)	Consists of 50,000 Shares and Options to purchase 60,000 Shares (grant date fair value of approximately $36,000).
(3)	Consists of 290,051 Shares, and Options to purchase 410,000 Shares (grant date fair value of approximately $78,000).
(4)	Consists of 35,000 Shares and Options to purchase 25,000 Shares (grant date fair value of approximately $2,000).
(5)	Consists Options to purchase 30,000 Shares (grant date fair value of approximately $2,000).
(6)	Consists of Options to purchase 30,000 Shares (grant date fair value of approximately $2,000).
(7)	Address is 5 Holland #223, Irvine, CA 92618
(8)	Consists of Shares owned by funds managed by Corsair Capital, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2015 and 2014, the Company had the following related party transactions:

The Company has an agreement with its Chairman to share an employee with Cardiomax, LLC., a company owned by the Chairman. Cardiomax, LLC. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2015 and 2014, the amount received for reimbursement under the above agreement was approximately $25,000 and $6,700, respectively

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, from Gastromedix, Inc., a company 70% owned by The Marvin P. Loeb Irrevocable Living Trust.

In addition, the Company has an agreement with its Chairman, to share an employee with Gastromedix, Inc. Gastromedix, Inc. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2015, the amount received for reimbursement under the above agreement was approximately $18,000, respectively. During the fiscal year ended September 30, 2014, no amount was received for reimbursement under the above agreement.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees billed to us by dbbmckennon, our Independent Registered Public Accounting Firm, during the fiscal years ended September 30, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

		September 30,
		2015	2014
(i)	Audit Fees	81,000		73,000
(ii)	Audit Relate Fees	–	–
(iii)	Tax Fees	8,500		8,500
(iv)	All Other Fees	–		–

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The audit committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm. All fees during the periods reported were pre-approved by the audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements.

See "Index to Consolidated Financial Statements" included in this report at Page F-1.

(b)	Exhibits

Filed Previously:

10(b)	Development, Supply and License Agreement with C.R. Bard, Inc., dated June 28, 1991.

10(c)	Industrial Lease (for Barranca Parkway headquarters) with Griswold Controls dated June 19, 1991, and Addendum thereto dated July 1, 1991.

10(d)	Patent Licensing Agreement with Royice B. Everett, M.D. (covering the Lateralase Catheter) dated April 1, 1988 as amended.

10(f)	Addendum to Industrial Lease with Griswold Controls dated September 14, 1993

10(i)*	Amendment to Development Supply and License Agreement with C.R. Bard dated June 14, 1994.

10(j)	Industrial Lease (for Bake Parkway headquarters) with Buckhead Industrial Properties, Inc, dated October 25, 2000.

10(k)	Industrial Lease effective July 26, 2005

21.1	Subsidiaries

31.1	Rule 13a-14(a)/ 15d-14(a) Certification

31.2	Rule 13a-14(a)/ 15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. section 1350

32.2	Certification Pursuant to 18 U.S.C. section 1350

101.INS	XBRL Exhibit
101.SCH	XBRL Exhibit
101.CAL	XBRL Exhibit
101.DEF	XBRL Exhibit
101.LAB	XBRL Exhibit
101.PRE	XBRL Exhibit Filed Herewith

*The Company requested and received confidential treatment for portions of those exhibits marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimedyne, Inc.

Date: January 13, 2016	By:	/s/ Marvin P. Loeb
Marvin P. Loeb
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin P. Loeb	Chairman of the Board of Directors	January 13, 2016
Marvin P. Loeb

/s/ Glenn D. Yeik	Principal Executive Officer, President,	January 13, 2016
Glenn D. Yeik	COO and Director

/s/ Donald Baker	Director	January 13, 2016
Donald Baker

/s/ Jeffrey S. Rudner	Principal Accounting Officer	January 13, 2016
Jeffrey S. Rudner

TRIMEDYNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trimedyne, Inc.

We have audited the accompanying consolidated balance sheets of Trimedyne, Inc. and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedyne, Inc. and subsidiaries as of September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred recurring losses from operations and has used cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty

/s/ dbbmckennon

Newport Beach, California

January 13, 2016

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2015	2014
ASSETS (NOTE 4)

Current assets:
Cash and cash equivalents	$365,000	$1,292,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 for 2015 and 2014	416,000	463,000
Inventories	1,808,000	1,581,000
Other current assets	96,000	123,000
Total current assets	2,685,000	3,459,000

Property and equipment, net	480,000	635,000
Other	75,000	73,000
Goodwill	544,000	544,000

Total assets	$3,784,000	$4,711,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138,000	$278,000
Accrued expenses	426,000	628,000
Deferred revenue	26,000	50,000
Accrued warranty	50,000	27,000
Taxes payable	8,000	–
Current portion of note payable and capital leases	68,000	70,000
Total current liabilities	716,000	1,053,000

Deferred rent	5,000	6,000
Long-term debt	4,000	43,000

Total liabilities	725,000	1,102,000

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value; 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at September 30, 2015 and 2014	186,000	186,000
Additional paid-in capital	51,356,000	51,311,000
Accumulated deficit	(47,770,000)	(47,175,000)
	3,772,000	4,322,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	3,059,000	3,609,000

Total liabilities and stockholders’ equity	$3,784,000	$4,711,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2015	2014
Net revenues:
Products	$2,655,000	$2,950,000
Service and rental	2,678,000	2,511,000
	5,333,000	5,461,000

Cost of sales:
Products	1,686,000	1,776,000
Service and rental	1,865,000	1,738,000
	3,551,000	3,514,000

Gross profit	1,782,000	1,947,000

Selling, general and administrative expenses	1,905,000	1,942,000
Research and development expenses	420,000	471,000

Loss from operations	(543,000)	(466,000)

Other income (expense):
Royalty income	–	78,000
Interest expense	(7,000)	(10,000)
Settlements and other	(28,000)	24,000
Total other income, net	(35,000)	92,000

Loss before provision for income taxes	(578,000)	(374,000)

Provision for income taxes	17,000	7,000

Net loss	$(595,000)	$(381,000)

Basic loss per share	$(0.03)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)

Basic weighted average common shares outstanding:	18,395,960	18,395,960
Diluted weighted average common shares outstanding:	18,395,960	18,395,960

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at September 30, 2013	18,497,569	$186,000	$51,308,000	$(46,794,000)	$(713,000)	$3,987,000

Share-based compensation expense	–	–	3,000	–	–	3,000

Net loss	–	–	–	(381,000)	–	(381,000)

Balances at September 30, 2014	18,497,569	$186,000	$51,311,000	$(47,175,000)	$(713,000)	$3,609,000

Share-based compensation expense	–	–	45,000	–	–	45,000

Net loss	–	–	–	(595,000)	–	(595,000)
Balances at September 30, 2015	18,497,569	$186,000	$51,356,000	$(47,770,000)	$(713,000)	$3,059,000

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(595,000)	$(381,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,000	3,000
Depreciation and amortization	190,000	218,000
Changes in operating assets and liabilities:
Trade accounts receivable	47,000	12,000
Inventories	(227,000)	(380,000)
Other assets	103,000	101,000
Accounts payable	(140,000)	101,000
Accrued expenses	(202,000)	212,000
Deferred revenue	(24,000)	13,000
Accrued warranty	23,000	11,000
Deferred rent	(1,000)	(5,000)
Taxes payable	8,000	(8,000)
Net cash used in operating activities	(773,000)	(103,000)

Cash flows from investing activities:
Purchase of property and equipment	(35,000)	(28,000)
Net cash used in investing activities	(35,000)	(28,000)

Cash flows from financing activities:
Principal payments on note payable and capital leases	(119,000)	(149,000)
Net cash used in financing activities	(119,000)	(149,000)

Net (decrease) in cash and cash equivalents	(927,000)	(280,000)
Cash and cash equivalents at beginning of year	1,292,000	1,572,000
Cash and cash equivalents at end of year	$365,000	$1,292,000

Cash paid for income taxes in the years ended September 30, 2015 and 2014 was $9,000 and $12,000, respectively. Cash paid for interest in the years ended September 30, 2015 and 2014 was $7,000 and $10,000, respectively.

Supplemental disclosure of non-cash investing activity:

During the fiscal years ended September 30, 2015 and 2014, the Company financed the purchase of certain insurance policies with notes for $80,000 and $83,000.

During the fiscal year ended September 30, 2014, the Company financed the upgrading of its IT infrastructure with a lease agreement for $119,000.

See accompanying notes to consolidated financial statements

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Trimedyne, Inc. ("Trimedyne") and its subsidiaries (collectively "the Company") are engaged primarily in the manufacture and sale of lasers, and disposable and reusable fiber-optic laser devices in the medical field. The Company's operations include the provision of services and rental of lasers and other medical equipment to hospitals and surgery centers on a "fee-per-case" basis in the Southwestern United States, through its wholly owned subsidiary Mobile Surgical Technologies, Inc. ("MST"), located in Dallas, Texas. The Company's operations are primarily located in Southern California with distribution of its products worldwide (see Note 8).

Going Concern

At September 30, 2015, we had working capital of $1,969,000 compared to $2,406,000 at the end of the previous fiscal year ended September 30, 2014. Cash decreased by $927,000 to $365,000 at September 30, 2015 from $1,292,000 at the fiscal year ended September 30, 2014.

As of September 30, 2015 we had cash on hand of $365,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will attempt to lower our overhead costs on less profitable segments, raise additional debt and/or equity capital, outsource some of our manufacturing operations, sell some of our assets including utilization of current inventory, and/or reduce our costs by eliminating certain personnel in order to reduce our cash consumption levels to a supportable level. There can be no assurances that we will be successful in those efforts. If we are unsuccessful in our efforts, we may be forced to reduce or curtail certain operational segments.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk and Customer Concentration

The Company generates revenues principally from sales of products in the medical field. As a result, the Company's trade accounts receivable are concentrated primarily in this industry. The Company performs limited credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. In some cases in regards to new customers, management requires payment in full or letters of credit before goods are shipped or services are performed. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. During fiscal 2015 and 2014, credit losses were not significant.

During the current fiscal year ended 2015, the Company had sales to four customers, which represented approximately 45% of product sales. During the fiscal year ended 2014, the Company had sales to two customers, which represented approximately 30% of product sales. During the fiscal years ended September 30, 2015 and 2014, there were no concentrations of service and rental sales.

If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2015 and 2014, export sales approximated 24% and 23% of sales, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

At September 30, 2015, the Company had cash balances in excess of federally insured limits of $250,000 in the amount of approximately $75,000.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance.

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

Property and Equipment

Property and Equipment is recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease. Depreciation expense for the years ended September 30, 2015 and 2014, was a $190,000 and $218,000, respectively.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonrecurring Fair Value Measurements

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired. During Fiscal 2015, the Company reviewed its investment of $30,000 in Gastromedix, Inc and determined that it was impaired. This determination was based on the fact that Gastromedix, Inc, to date, has not yet secured funds to commence its intended operations. In addition, if or when funds are raised, the clinical trials planned would likely take years to complete at a significant cost without any assurances that the costs could be recuperated. Accordingly, the Company determined that there was an other-than-temporary impairment of the investment. During fiscal 2015 and 2014, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

The Company's financial remaining instruments consisted primarily of (level 1) cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and note payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2015 and 2014 due to the short term nature of these instruments.

The Company did not have any level 2 or 3 instruments at September 30, 2015 and 2014.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the years ended September 30, 2015 and 2014, outstanding options of 1,697,000 and 808,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the closing price of the Company's common stock at September 30, 2015 and 2014.

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

Trimedyne’s facility in California may rent its Lasers for a flat monthly charge for a period of years or on a month-to-month basis, or on a fee per case basis, sometimes with a minimum monthly rental fee. During the fiscal years ended September 30, 2015 and 2014, one Laser was being rented by Trimedyne’s facility in California on a month-to-month basis. For this laser, rental revenue was recorded ratably over the rental period. MST generally enters into rental service contracts with customers for a two year period which, unless cancelled, are renewed on an annual basis after the initial period. During the rental service contract period customers do not maintain possession of any rental equipment unless it is for the Company's convenience. Customers are billed on a fee per case basis for rentals, which includes the services of the laser operator and, in some cases, the use of a reusable or single use laser delivery device. Revenue from these rental service contracts is recognized as the cases are performed.

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

	For The Years Ended September 30,
	2015	2014
Balance at beginning of year	$27,000	$16,000
Charges to costs and expenses	85,000	49,000
Costs incurred	(62,000)	(38,000)
Balance at end of year	$50,000	$27,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

During the fiscal years ended September 30, 2015 and 2014 the Company incurred research and development costs of $420,000 and $471,000, respectively.

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

Segment Information

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (see Note 8). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Inventories consist of the following:

	As of September 30,
	2015	2014
Raw materials	$616,000	$549,000
Work-in-process	288,000	298,000
Finished goods	904,000	734,000
	$1,808,000	$1,581,000

For the fiscal years ended September 30, 2015 and 2014, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other current assets consist of the following:

	As of September 30,
	2015	2014
Prepaid rent	13,000	13,000
Prepaid insurance	49,000	55,000
Short-term deposits	7,000	8,000
Prepaid income tax	3,000	11,000
Other	24,000	36,000
Total other current assets	$96,000	$123,000

Property and equipment, net consist of the following:

	As of September 30,
	2015	2014
Furniture and equipment	$3,478,000	$3,474,000
Leasehold improvements	62,000	57,000
Other	325,000	316,000
	3,865,000	3,847,000
Less accumulated depreciation and amortization	(3,385,000)	(3,212,000)
	$480,000	$635,000

As of September 30, 2015 and 2014, equipment purchased under capital leases had a cost of $119,000 and accumulated depreciation of $77,000 and a cost of $119,000 and accumulated depreciation of $36,000, respectively.

Accrued expenses consist of the following:

	As of September 30,
	2015	2014
Accrued vacation	$203,000	$181,000
Accrued salaries and wages	60,000	60,000
Sales and use tax	51,000	58,000
Accrued bonus	23,000	17,000
Accrued compensation	20,000	–
Customer deposits	30,000	190,000
Commissions	16,000	19,000
Medical device tax	–	83,000
Other	23,000	20,000
Total accrued expenses	$426,000	$628,000

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTE PAYABLE AND CAPITAL LEASES

Note Payable and Capital Lease Obligations

Note payable and capital leases consist of the following at September 30, 2015 and 2014:

	2015	2014
Capital lease agreement in connection with the purchasing of equipment bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016.	$47,000	83,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $5,693 through March 2015.	–	30,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $5,890 through March 2016.	25,000	–

	$72,000	$113,000

Less: current portion	(68,000)	(70,000)
	$4,000	$43,000

The capital lease agreement noted above for the purchase of equipment is secured by the related equipment with original value of approximately $119,000.

Minimum capital lease payments in fiscal 2016 and 2017 will be $49,000 and zero, respectively, which includes interest of approximately $2,000 and zero, respectively.

NOTE 5. INCOME TAXES

The deferred income tax balances at September 30, 2015 and 2014 are comprised of the following:

	2015	2014
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$7,030,000	$7,035,000
Inventories	392,000	380,000
Reserves and accruals	90,000	154,000
Research and development credits	2,464,000	2,379,000
Depreciation and amortization	(359,000)	(426,000)
Other	107,000	90,000
Valuation allowance	(9,724,000)	(9,612,000)
	$–	$–

The valuation allowance for deferred tax assets increased approximately $112,000 during the year ended September 30, 2015 and increased approximately $1,479,000 during the year ended September 30, 2014, primarily due to a portion of the Company's net operating loss carryforwards ("NOLS") for federal and state income tax reporting. For the years ended September 30, 2015 and 2014, the Company recorded a current provision for federal and state income taxes of $17,000 and $7,000, respectively. In addition, there was not a provision for deferred income taxes due to a full valuation allowance on the Company’s deferred tax assets for fiscal years ended September 30, 2015 and 2014.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended September 30, 2015 and 2014:

	2015		2014
Statutory federal income tax rate	34.0%		34.0%

Increase (decrease) in tax rate resulting from:
State tax benefit, net of federal benefit	(1.3%	)	2.2%
Other	0.6%		2.1%
Valuation Allowance	(36.2%	)	(40.2%	)
Effective income tax rate	(2.9%	)	(1.9%	)

At September 30, 2015, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $20.3 million and $2.4 million, respectively. The NOL carryforwards include Federal and State R & D credits of $1.4 million and $1.6 million, respectively. At September 30, 2014, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $20.3 million and $2.3 million, respectively. The NOL carryforwards include Federal and State R & D credits of $1.4 million and $1.5 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2035. The Tax Reform Act of 1986 includes provisions which may limit the new operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. In addition, the Company has R & D credits that have begun to expire and fully expire in 2035 for federal tax purposes.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2012 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2011 through 2014 and currently does not have any ongoing tax examinations.

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

Future annual minimum lease payments under the above lease agreements at September 30, 2015, are as follows:

Years ending
September 30,
2016	$83,000
Total	$83,000

Rent expense for the years ended September 30, 2015 and 2014 was approximately $152,000 and $150,000, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease. Therefore, rent expense on the leases does not correspond with the actual rent payments due. As of September 30, 2015 and 2014, this liability was $5,000 and $6,000, respectively.

See Note 4 regarding capital leases.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement and OEM Agreement

On August 24, 2005, we entered into a five year OEM agreement with Lumenis (the “OEM Agreement”). Under the OEM agreement, Lumenis agreed to pay us a royalty of 7.5% of its worldwide sales of side firing and angled firing laser fibers, and Lumenis also agreed to purchase 100% of its needs for side firing laser fibers and 75% of its needs for angled firing laser fibers from us, subject to our laser fibers meeting certain performance standards and satisfactory completion of an audit of our manufacturing process and quality system. This Agreement expired on August 23, 2010.

Under the OEM Agreement dated as of August 23, 2010, Lumenis extended the 7.5% royalty payment period to July 21, 2014.

During the fiscal years ended September 30, 2015 and 2014, the Company did not receive any royalty payments due to the expiration of the OEM Agreement and received $78,000, respectively, under the OEM Agreement, which was included in other income.

Sale of Patents

In January 2012, the Company entered into an agreement for the sale of certain patents held by the Company to a third party. Under the terms of the agreement the Company received a non-refundable payment of $200,000, and we received a non-exclusive, royalty free license to the patents. If the third party entered into any litigation regarding any infringement of these patents, the Company would receive 35% of all net (after legal fees) proceeds received by the third party, up to $6 million, less the initial $200,000 payment and 50% of net proceeds over $6 million, if any. The third party filed a lawsuit against a large foreign company that the third party believed was infringing some of the patents sold to the third party by Trimedyne. During the fiscal year ended September 30, 2015 and 2014, the Company received no revenue and $4,000, respectively, as a result of the above sale and agreement.

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

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS' EQUITY

Stock Options

The Company has adopted stock option plans that authorize the granting of options to key employees, directors, and consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, become exercisable over a period of three or five years from the date of grant, and generally expire in six or ten years specific to their respective plan. Forfeitures of stock options are returned to the Company and become available for grant under the respective plan. Upon exercise the Company issues new shares of common stock.

During the fiscal years ended September 30, 2015 and 2014, 1,000,000 and zero options, respectively, were granted to certain employees, officers, directors and a consultant.

As of September 30, 2015 and 2014, there was approximately $20,014 and $2,970 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements, respectively. The unrecognized cost at September 30, 2015 is expected to be recognized on a straight-line basis over the next three years, which is consistent with the vesting period.

The following table summarizes stock-based compensation expense related to employee stock options under ASC No. 718 for the fiscal years ended September 30, 2015 and 2014, which was allocated as follows:

	Fiscal Years Ended September 30,
	2015	2014
Stock-based compensation included in:
Cost of revenues	$3,000	$1,000
Selling, general, and administrative expenses	42,000	2,000
	$45,000	$3,000

Stock Options Outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at September 30, 2013	839,400	$0.20

Options granted	–	–
Options exercised	–	–
Options forfeited	(30,500)	0.17

Options outstanding at September 30, 2014	808,900	$0.20

Options granted	1,000,000	0.07
Options exercised	–	–
Options forfeited	(111,900)	0.60

Options outstanding at September 30, 2015	1,697,000	$0.10	4.84	$–

Options exercisable at September 30, 2015	1,309,800	$0.11	4.63	$–

On August 13, 2003 the Company's Board of Directors adopted the 2003 Non-statutory Stock Option Plan ("2003 Plan") for issuance of stock options to employees and others. Under the 2003 Plan, the Company reserved two million shares for issuance. As of September 30, 2015 and 2014, 303,000 and 1,191,100 options were available for issuance under the 2003 Plan, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at September 30, 2014:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 9/30/2015	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable as of 9/30/2015	Weighted-Average Exercise Price
$0.05 - 0.13	1,265,000	4.76	$0.08	905,000	$0.08
$0.14 - 0.50	424,000	5.11	$0.16	396,800	$0.16
$0.51 - 0.64	8,000	1.88	$0.64	8,000	$0.64
	1,697,000	4.84	$0.10	1,309,800	$0.11

During the fiscal year ended September 30, 2015, 1,000,000 options granted and no options were exercised. During the fiscal year ended September 30, 2014, no options were granted or exercised.

As of September 30, 2015, the Company had 387,200 unvested stock options with a weighted average grant date fair value of $0.07.

NOTE 8.  SEGMENT INFORMATION

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

	For the year ended September 30, 2015			For the year ended September 30, 2014
	Product	Service and Rental	Total	Product	Service and Rental	Total

Revenues	$2,655,000	$2,678,000	$5,333,000	$2,950,000	$2,511,000	$5,461,000

Cost of sales	1,686,000	1,865,000	3,551,000	1,776,000	1,738,000	3,514,000

Gross profit	969,000	813,000	1,782,000	1,174,000	773,000	1,947,000

Expenses:
Selling, general and administrative	1,277,000	628,000	1,905,000	1,335,000	607,000	1,942,000
Research and development	420,000	–	420,000	471,000	–	471,000

Income (loss) from operations	$(728,000)	$185,000	(543,000)	$(632,000)	$166,000	(466,000)

Other income (expense):
Royalty income			--			78,000
Interest expense			(7,000)			(10,000)
Net gain on disposal of assets			–			--
Other			(28,000)			24,000

Income (loss) before provision for income taxes			(578,000)			(374,000)

Provision for income taxes			17,000			7,000

Net income (loss)			$(595,000)			$(381,000)

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales in foreign countries in fiscal 2015 and 2014 accounted for approximately 24% and 23%, respectively, of the Company's total sales. The breakdown of foreign sales by geographic region is as follows:

	2015	2014
Asia	$1,037,000	$969,000
Europe	94,000	70,000
Latin America	115,000	131,000
Middle East	3,000	1,000
Australia	48,000	65,000
Other	–	4,000
	$1,297,000	$1,240,000

Sales and gross profit to customers by similar products and services for the fiscal years ended September 30, 2015 and 2014 were as follows:

	2015	2014
By similar products and services:

Sales
Products:
Lasers and accessories	$1,010,000	$759,000
Fibers, Needles and SwitchTips	1,645,000	2,191,000
Service and rental	2,678,000	2,511,000
Total	$5,333,000	$5,461,000
Gross profit
Products:
Lasers and accessories	$147,000	$143,000
Fibers, Needles and Switch Tips	822,000	1,031,000
Service and rental	813,000	773,000
Total	$1,782,000	$1,947,000

The Company had one laser located in Canada at September 30, 2015 and 2014. Total segment assets for the Products segment were $2,224,000 and Service and Rental were $1,539,000 at September 30, 2015. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc. During the year ended September 30, 2015 and 2014, additions of property and equipment to the Service and Rental segment were $25,000 and $4,000, respectively.

TRIMEDYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED-PARTY TRANSACTIONS

The Company has an agreement with its Chairman to share an employee with Cardiomax, LLC., a company solely owned by the Chairman. Cardiomax, LLC. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2015 and 2014, the amount received for reimbursement under the above agreement was approximately $25,000 and $6,700, respectively.

In addition, the Company has an agreement with its Chairman, to share an employee with Gastromedix, Inc., a company which is 70% owned by the Chairman and 30% owned by the Company. Gastromedix, Inc. is billed for the reimbursement of time that the employee is paid by the Company.

During the fiscal year ended September 30, 2015, the amount received for reimbursement under the above agreement was approximately $18,000, respectively. During the fiscal year ended September 30, 2014, no amount was received for reimbursement under the above agreement.

On September 11, 2014, the Company purchased a 3,000,000 shares of common stock for $30,000, equal to a 30% interest, from Gastromedix, Inc., a company 70% owned by The Marvin P. Loeb Irrevocable Living Trust. During Fiscal 2015, the Company reviewed its investment of $30,000 in Gastromedix, Inc. and determined that it was impaired. This determination was based on the fact that Gastromedix, Inc., to date, has not yet secured funds to commence its intended operations. In addition, if or when funds are raised, the clinical trials planned would likely take years to complete at a significant cost without any assurances that the costs could be recuperated. Accordingly, the Company determined that there was an other-than -temporary impairment of the investment.

NOTE 10. SUBSEQUENT EVENTS

On November 12, 2015, the Company signed an amendment to its existing lease at its facility in Irvine, California extending the term until April 30, 2019. The amendment contains an increase in the base monthly rent beginning May 1, 2016 to $8,754.25 with two annual base rent increases on May 1, 2017 and May 1, 2018 of $9,016.88 and $9,287.39, respectively.

On December 1, 2015 the Company entered into a finance agreement to fund an insurance policy for $29,579. The note has an interest rate of 4.9% per annum and requires 14 monthly payments of $2,191 beginning in January 1, 2016.

