Form 10-Q
period 2015-12-31
TRIMEDYNE INC
filed 2016-02-16
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 12, 2016, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$386,000	$365,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at December 31, 2015 and September 30, 2015, respectively	407,000	416,000
Inventories	1,563,000	1,808,000
Other current assets	119,000	96,000
Total current assets	2,475,000	2,685,000

Property and equipment, net	437,000	480,000
Other	73,000	75,000
Goodwill	544,000	544,000

Total Assets	$3,529,000	$3,784,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$172,000	$138,000
Accrued expenses	354,000	426,000
Deferred revenue	20,000	26,000
Accrued warranty	61,000	50,000
Taxes payable	10,000	8,000
Current portion of note payable and capital leases	70,000	68,000
Total current liabilities	687,000	716,000

Deferred rent	3,000	5,000
Long-term debt	–	4,000

Total liabilities	690,000	725,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at December 31, 2015 and September 30, 2015, respectively	186,000	186,000
Additional paid-in capital	51,359,000	51,356,000
Accumulated deficit	(47,993,000)	(47,770,000)
	3,552,000	3,772,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	2,839,000	3,059,000

Total liabilities and stockholder's equity	$3,529,000	$3,784,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2015	2014
Net revenues	$1,408,000	$1,352,000
Cost of revenues	1,099,000	912,000
Gross profit	309,000	440,000

Operating expenses:
Selling, general and administrative	437,000	478,000
Research and development	92,000	128,000
Total operating expenses	529,000	606,000

(Loss) from operations	(220,000)	(166,000)

Other expense, net	(1,000)	(1,000)

(Loss) before income taxes	(221,000)	(167,000)

Provision for income taxes	2,000	2,000
Net (loss)	$(223,000)	$(169,000)

Net (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960
Diluted	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(223,000)	(169,000)
Adjustments to reconcile net loss to net (cash used) provided by in operating activities:
Stock-based compensation	3,000	1,000
Depreciation and amortization	43,000	53,000
Changes in operating assets and liabilities:
Trade accounts receivable	9,000	(59,000)
Inventories	245,000	(225,000)
Other assets	13,000	27,000
Accounts payable	34,000	(77,000)
Accrued expenses	(72,000)	(78,000)
Income taxes	2,000	–
Deferred revenue	(6,000)	38,000
Accrued warranty	11,000	3,000
Deferred rent	(2,000)	(2,000)

Net cash provided by (used in) operating activities	57,000	(488,000)

Cash flows from investing activities:
Purchase of property and equipment	–	(26,000)

Net cash used in investing activities	–	(26,000)

Cash flows from financing activities:
Principal payments on notes payable and capital leases	(36,000)	(27,000)

Net cash used in financing activities	(36,000)	(27,000)

Net (decrease) increase in cash and cash equivalents	21,000	(541,000)
Cash and cash equivalents at beginning of period	365,000	1,292,000
Cash and cash equivalents at end of period	$386,000	$751,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the three months ended December 31, 2015 and 2014. Cash paid for interest during the three months ended December 31, 2015 and 2014 was approximately $1,000 and $1,000, respectively.

During December of the current year quarter, the Company financed an additional insurance policy for approximately $30,000.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Going Concern

At December 31, 2015, we had working capital of $1,788,000 compared to $1,969,000 at the end of the previous fiscal year ended September 30, 2015. Cash increased by $21,000 to $386,000 at December 31, 2015 from $365,000 at the fiscal year ended September 30, 2015.

As of December 31, 2015 we had cash on hand of $386,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2015 and the results of its operations and its cash flows for the three months ended December 31, 2015 and 2014. Results for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2016.

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

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's 2015 annual report on Form 10-K for the year ended September 30, 2015.

Stock-Based Compensation

Stock-based compensation was $3,000 and $1,000 during the quarters ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $17,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next nine reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three months ended December 31, 2015 and 2014, outstanding options of 1,681,000 and 801,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company’s common stock for the quarter ended December 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	December 31, 2015	September 30, 2015
Raw materials	$673,000	$616,000
Work-in-process	117,000	288,000
Finished goods	773,000	904,000
	$1,563,000	$1,808,000

For the three months ended December 31, 2015 and 2014, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	December 31, 2015	September 30, 2015
Prepaid insurance	62,000	49,000
Prepaid income tax	3,000	3,000
Prepaid rent	13,000	13,000
Short-term deposits	7,000	7,000
Other	34,000	24,000
Total other current assets	$119,000	$96,000

Property and equipment consist of the following:

	December 31, 2015	September 30, 2015
Furniture and equipment	$3,478,000	$3,478,000
Leasehold improvements	62,000	62,000
Other	325,000	325,000
	3,865,000	3,865,000
Less accumulated depreciation and amortization	(3,428,000)	(3,385,000)
Total property and equipment	$437,000	$480,000

Accrued expenses consist of the following:

	December 31, 2015	September 30, 2015
Accrued vacation	$198,000	$203,000
Accrued salaries and wages	26,000	60,000
Accrued compensation	38,000	20,000
Accrued bonus	4,000	23,000
Sales and use tax	50,000	51,000
Customer deposits	–	30,000
Commissions	22,000	16,000
Other	16,000	23,000
Total accrued expenses	$354,000	$426,000

NOTE 3 - Note Payable and Capital Lease

Note payable and capital leases consist of the following:

	December 31, 2015	September 30, 2015
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016	$36,000	$47,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 4.9% per annum and requires monthly payments principal and interest payments of $2,191 through December 2016.	28,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and require monthly principal and interest payments of $5,890 through March 2016.	6,000	25,000
	$70,000	$72,000

Less: current portion	(70,000)	(68,000)
	$–	$4,000

On November 12, 2015, the Company signed an amendment to its existing lease at its facility in Irvine, California extending the term until April 30, 2019. The amendment contains an increase in the base monthly rent beginning May 1, 2016 to $8,754 with two annual base rent increases on May 1, 2017 and May 1, 2018 of $9,017 and $9,287, respectively.

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

Data with respect to these operating activities for the three months ended December 31, 2015 and 2014 are as follows:

	For the Three Months Ended December 31, 2015			For the Three Months Ended December 31, 2014
	Products	Service and Rental	Total	Products	Service and Rental	Total

Revenue	$798,000	$610,000	$1,408,000	$669,000	$683,000	$1,352,000
Cost of sales	618,000	481,000	1,099,000	414,000	498,000	912,000

Gross profit	180,000	129,000	309,000	255,000	185,000	440,000

Expenses:
Selling, general and administrative	280,000	157,000	437,000	320,000	158,000	478,000
Research and development	92,000	–	92,000	128,000	–	128,000

Income (loss) from operations	$(192,000)	$(28,000)	(220,000)	$(193,000)	$27,000	(166,000)

Other:
Interest expense			(1,000)			(1,000)
Royalty income			–			–
Other income			–			–
Provision for income tax			2,000			2,000
Net loss			$(223,000)			$(169,000)

Sales and gross profit to customers by similar products and services for the three months ended December 31, 2015 and 2014 were as follows:

	For the Three Months Ended December 31,
	2015	2014
By similar products and services:
Revenues:
Laser equipment and accessories	$403,000	$247,000
Delivery and disposable devices	395,000	422,000
Service and rental	610,000	683,000
Total	$1,408,000	$1,352,000

Gross profit
Laser equipment and accessories	$18,000	$27,000
Delivery and disposable devices	162,000	228,000
Service and rental	129,000	185,000
Total	$309,000	$440,000

Sales in foreign countries for the three months ended December 31, 2015 and 2014 accounted for approximately 36% and 26%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended December 31,
	2015	2014
Asia	$434,000	$254,000
Europe	14,000	11,000
Latin America	27,000	88,000
Australia	27,000	–
	$502,000	$353,000

Total segment assets at December 31, 2015 and 2014 for the Product segment were $1,988,000 and $2,846,000, respectively, and for the Service and Rental segment were $1,520,000 and $1,553,000, respectively. The $858,000 difference between the Products segment at December 31, 2015 and 2014 was primarily the result of a decrease in cash and inventory at the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment, etc.

NOTE 6 - Subsequent Events

On February 10, 2016, Marvin P. Loeb resigned as Chairman of the Board and was elected Chairman Emeritus by the Board of Directors. In addition, Glenn D. Yeik was elected to the additional offices of Chairman of the Board and Chief Executive Officer by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2015, contained in our 2015 Annual Report on Form 10-K.

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

Quarter Ended December 31, 2015 Compared to Quarter Ended December 31, 2014

During the quarter ended December 31, 2015, net revenues were $1,408,000 as compared to $1,352,000 for the same period of the previous year, a $56,000 or 4.1% increase. Net sales from Lasers and accessories increased by $156,000 or 63% to $403,000 during the three months ended December 31, 2015 from $247,000 in the same period of the prior year. The increase in Laser revenues were primarily the result the sale of six Lasers as compared to three Lasers sold during the quarters ended December 31, 2015 and 2014, respectively. Net sales from Fibers, Needles and Tips decreased $27,000, or 6% to $395,000 during the current period ended December 31, 2015 as compared to $422,000 in the same period of the prior year. The decrease in sales from Fibers, Needles and Tips was primarily the result of a decrease in domestic sales of Fibers, Needles and Tips during the current quarter ended December 31, 2015 as compared to the prior year quarter. Net sales from service and rental decreased by $73,000, or 11%, to $610,000 from $683,000 for the same quarters. The decrease was primarily due to a decrease in revenues from billable service and service parts from our facility in California.

Cost of sales during the quarter ended December 31, 2015 was 78% of net revenue as compared to 67% of net revenues for the prior year quarter. The higher cost of sales in the current quarter as compared to the prior year quarter was primarily the result of the sale of discounted Lasers to facilitate the growth of new markets in Asia. Gross profit as a percentage of sales from the sale of Lasers and accessories was 4% as compared to 11% for the prior year three-month period. The decrease in gross profit from the sale of Lasers in the current period as compared to the prior period was primarily the result of the sale of discounted Lasers to facilitate the growth of new markets in Asia. Gross profit as a percentage of sales from the Fibers, Needles and Tips was 42% for the quarter as compared to 54% for the same period of the prior fiscal year. The lower gross profit from the sale of Fibers, Needles and Tips was primarily a result of the over-absorption of manufacturing overhead during the current year quarter ended December 31, 2015 as compared to an under-absorption during the prior year quarter. Manufacturing overhead is absorbed by a percentage of manufacturing wages paid which decreased as a result of the discontinuance of a second manufacturing shift that was present during the prior year quarter. Gross profit as a percentage of sales from revenue received from service and rentals was 20% in the current quarter, as compared to 35% for the prior three-month period. The decrease in gross profit as a percentage of sales from service and revenue as compared to the prior year period was primarily due to the 15% decrease in the sales of service parts and revenue from billable service from our California facility, while maintaining fixed overhead expense.

Selling, general and administrative expenses decreased in the current quarter to $437,000 from $478,000 in the prior year quarter, a decrease of $41,000 or 9%. The decrease in selling, general and administrative expenses was primarily the result of decreases of $23,000 in payroll related expense, $11,000 in professional fees, $9,000 in outside administrative services and $6,000 in travel expense, offset by increases of $7,000 in bank fees. The overall decrease during the current period was the result of the Company’s continuing efforts to reduce its overhead expenses.

Research and development expenditures decreased to $92,000 or 28% for the quarter ended December 31, 2015, as compared $128,000 for the quarter ended December 31, 2014. During the current quarter ended December 31, 2015, R&D activities consisted of updating documentation for existing products due to design changes, renewal of foreign approvals, supplier and third party audits, and updating risk management files in compliance with current international standards.

Other income and expense, remained unchanged to a net expense of $1,000 incurred for interest on notes payable during the current quarter ended December 31, 2015 and in the first quarter of the prior year.

For the current quarter, the Company had a net loss of $223,000, or $0.01 per share, as compared to net loss of $169,000, or $0.01 per share during the same period of the prior year, based on 18,395,960 basic weighted average number of common shares outstanding. The increase in loss for the current quarter was primarily the result of the decrease in net sales combined with less favorable margins from the sale of Lasers and Fibers, Needles and tips.

Liquidity and Capital

At December 31, 2015, the Company had working capital of $1,788,000 compared to $1,969,000 at the end of the fiscal year ended September 30, 2015. Cash increased by $21,000 to $386,000 from $365,000 at September 30, 2015. Cash used in financing activities was $36,000 which was the result of payment on notes payable and a lease. During the quarter ended December 31, 2015 and 2014, the Company financed an additional insurance policy for $30,000 and $22,000, respectively.

Management's Plans

At December 31, 2015, we had working capital of $1,788,000 compared to $1,969,000 at the end of the previous fiscal year ended September 30, 2015. Cash increased by $21,000 to $386,000 at December 31, 2015 from $365,000 at the fiscal year ended September 30, 2015.

As of December 31, 2015 we had cash on hand of $386,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TRIMEDYNE, INC.

Date: February 16, 2016	By:	/s/ Glenn D. Yeik
Glenn D. Yeik
Chief Executive Officer

TRIMEDYNE, INC.

Date: February 16, 2016	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

