Form 10-Q
period 2016-03-31
TRIMEDYNE INC
filed 2016-05-16
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$501,000	$365,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at March 31, 2016 and September 30, 2015, respectively	416,000	416,000
Inventories	1,394,000	1,808,000
Other current assets	82,000	96,000
Total current assets	2,393,000	2,685,000

Property and equipment, net	392,000	480,000
Other	71,000	75,000
Goodwill	544,000	544,000

Total Assets	$3,400,000	$3,784,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$88,000	$138,000
Accrued expenses	425,000	426,000
Deferred revenue	58,000	26,000
Accrued warranty	50,000	50,000
Taxes payable	12,000	8,000
Current portion of note payable and capital leases	47,000	68,000
Total current liabilities	680,000	716,000

Deferred rent	1,000	5,000
Long-term debt	–	4,000

Total liabilities	681,000	725,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at March 31, 2016 and September 30, 2015, respectively	186,000	186,000
Additional paid-in capital	51,362,000	51,356,000
Accumulated deficit	(48,116,000)	(47,770,000)
	3,432,000	3,772,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	2,719,000	3,059,000

Total liabilities and stockholder's equity	$3,400,000	$3,784,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net revenues	$1,262,000	$1,193,000	$2,670,000	$2,545,000
Cost of sales	865,000	810,000	1,964,000	1,722,000
Gross profit	397,000	383,000	706,000	823,000

Operating expenses:
Selling, general and administrative	484,000	459,000	921,000	937,000
Research and development	101,000	122,000	193,000	250,000
Total operating expenses	585,000	581,000	1,114,000	1,187,000

Loss from operations	(188,000)	(198,000)	(408,000)	(364,000)

Other income, net	66,000	1,000	67,000	2,000

Loss before provision for income taxes	(122,000)	(197,000)	(341,000)	(362,000)

Provision for income taxes	3,000	5,000	5,000	7,000

Net loss	$(125,000)	$(202,000)	$(346,000)	$(369,000)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(346,000)	$(369,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,000	2,000
Depreciation and amortization	88,000	101,000
Changes in operating assets and liabilities:
Trade accounts receivable	–	85,000
Inventories	414,000	(224,000)
Other assets	48,000	63,000
Accounts payable	(50,000)	(116,000)
Accrued expenses	(1,000)	(182,000)
Income tax payable	4,000	4,000
Deferred revenue	32,000	15,000
Accrued warranty	–	1,000
Deferred rent	(4,000)	(4,000)
Net cash provided by (used in) operating activities	191,000	(624,000)

Cash flows from investing activities:
Purchase of property and equipment	–	(34,000)
Net cash used in investing activities	–	(34,000)

Cash flows from financing activities:
Principal payments on notes payable and capital leases	(55,000)	(56,000)
Net cash used in financing activities	(55,000)	(56,000)

Net increase (decrease) in cash and cash equivalents	136,000	(714,000)
Cash and cash equivalents at beginning of period	365,000	1,292,000
Cash and cash equivalents at end of period	$501,000	$578,000

Supplemental disclosure of cash flow information:

No cash was paid for income taxes during the six months ended March 31, 2016 and 2015. Cash paid for interest during the six months ended March 31, 2016 and 2015 was approximately $2,000 and $3,000, respectively.

During December 2015 and 2014, the Company financed an additional insurance policy for approximately $30,000 and $24,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Going Concern

At March 31, 2016, we had working capital of $1,713,000 compared to $1,969,000 at the end of the previous fiscal year ended September 30, 2015. Cash increased by $136,000 to $501,000 at March 31, 2016 from $365,000 at the fiscal year ended September 30, 2015.

As of March 31, 2016 we had cash on hand of $501,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2016 and the results of its operations and its cash flows for the six months ended March 31, 2016 and 2015. Results for the six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016.

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

Stock-Based Compensation

Stock-based compensation was $6,000 and $2,000 during the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $15,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next nine reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and six months ended March 31, 2016 and 2015, outstanding options of 1,581,000 and 854,900, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company’s common stock for the quarter ended March 31, 2016 and 2015.

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

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	March 31, 2016	September 30, 2015
Raw materials	$520,000	$616,000
Work-in-process	192,000	288,000
Finished goods	682,000	904,000
	$1,394,000	$1,808,000

For the three months ended March 31, 2016 and 2015, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	March 31, 2016	September 30, 2015
Prepaid insurance	$25,000	$49,000
Prepaid income tax	3,000	3,000
Prepaid rent	13,000	13,000
Short-term deposits	7,000	7,000
Other	34,000	24,000
Total other current assets	$82,000	$96,000

Property and equipment consist of the following:

	March 31, 2016	September 30, 2015
Furniture and equipment	$3,478,000	$3,478,000
Leasehold improvements	62,000	62,000
Other	305,000	325,000
	3,845,000	3,865,000
Less accumulated depreciation and amortization	(3,453,000)	(3,385,000)
Total property and equipment	$392,000	$480,000

Accrued expenses consist of the following:

	March 31, 2016	September 30, 2015
Accrued vacation	$209,000	$203,000
Accrued salaries and wages	65,000	60,000
Accrued compensation	58,000	20,000
Accrued bonus	6,000	23,000
Sales and use tax	54,000	51,000
Customer deposits	–	30,000
Commissions	15,000	16,000
Other	18,000	23,000
Total accrued expenses	$425,000	$426,000

NOTE 3 - Note Payable and Capital Lease

Note payable and capital leases consist of the following:

	March 31, 2016	September 30, 2015
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016	$26,000	$47,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 4.9% per annum and requires monthly payments principal and interest payments of $2,191 through January 2017.	21,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,890 through March 2016.	–	25,000
	$47,000	$72,000

Less: current portion	(47,000)	(68,000)
	$–	$4,000

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

Data with respect to these operating activities for the three and six months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$648,000	$614,000	$1,262,000	$584,000	$609,000	$1,193,000
Cost of sales	435,000	430,000	865,000	368,000	442,000	810,000

Gross profit	213,000	184,000	397,000	216,000	167,000	383,000

Expenses:
Selling, general and administrative	307,000	177,000	484,000	309,000	150,000	459,000
Research and development	101,000	–	101,000	122,000	–	122,000

Income (loss) from operations	$(195,000)	$7,000	(188,000)	$(215,000)	$17,000	(198,000)

Other:
Interest expense			–			(2,000)
Other income			66,000			3,000
Income taxes			(3,000)			(5,000)
			$(125,000)			$(202,000)

	For the Six Months Ended March 31, 2016			For the Six Months Ended March 31, 2015
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,446,000	$1,224,000	$2,670,000	$1,253,000	$1,292,000	$2,545,000
Cost of sales	1,053,000	911,000	1,964,000	782,000	940,000	1,722,000

Gross profit	393,000	313,000	706,000	471,000	352,000	823,000

Expenses:
Selling, general and administrative	587,000	334,000	921,000	629,000	308,000	937,000
Research and development	193,000	–	193,000	250,000	–	250,000

Income (loss) from operations	$(387,000)	$(21,000)	(408,000)	$(408,000)	$44,000	(364,000)

Other:
Interest expense			(2,000)			(3,000)
Other income			69,000			5,000
Income taxes			(5,000)			(7,000)
Net loss			$(346,000)			$(369,000)

Sales and gross profit to customers by similar products and services for the three and six months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$154,000	$159,000	$558,000	$406,000
Delivery and disposable devices	494,000	425,000	888,000	847,000
Service and rental	614,000	609,000	1,224,000	1,292,000
Total	$1,262,000	$1,193,000	$2,670,000	$2,545,000

Gross profit
Products:
Laser equipment and accessories	$4,000	$8,000	$30,000	$35,000
Delivery and disposable devices	209,000	208,000	363,000	436,000
Service and rental	184,000	167,000	313,000	352,000
Total	$397,000	$383,000	$706,000	$823,000

Sales in foreign countries for the three months ended March 31, 2016 and 2015, accounted for approximately 26% and 22%, respectively, of the Company's total sales. Sales in foreign countries for the six months ended March 31, 2016 and 2015 accounted for approximately 31% and 25%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Asia	$295,000	$182,000	$729,000	$481,000
Europe	2,000	69,000	17,000	52,000
Latin America	20,000	–	47,000	88,000
Middle East	–	2,000	–	2,000
Australia	14,000	9,000	40,000	13,000
	$331,000	$262,000	$833,000	$636,000

During the three and six months ended March 31, 2016 and 2015, one Laser was located in Canada, respectively.

Total segment assets at March 31, 2016 and 2015 for the Products segment were $1,939,000 and $2,464,000, respectively, and for the Service and Rental segment were $1,440,000 and $1,544,000, respectively. The decrease of $525,000 in the Products segment was primarily due to a $411,000 reduction in inventories resulting from an increase in sales for the current year as compared to the prior year. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

NOTE 6 – Related Party Transactions

During the quarter ended March 31, 2016, the Company incurred approximately $19,000 in expenses primarily resulting from the sharing of a member of the Company’s staff, for two companies, Cardiomax, LLC. and Gastromedix, Inc, (“Gastromedix”) owned by our Chief Scientific Officer and Director, Marvin P. Loeb, based on an agreement with the Company’s Board of Directors. One of the two companies, Gastromedix, could potentially benefit the Company in the future. For details regarding Gastromedix, please refer to the Company's 2015 annual report on Form 10-K for the year ended September 30, 2015.

NOTE 7 - Subsequent Events

On April 11, 2016 the Company entered into a finance agreement to purchase certain insurance policies for $60,000. The note bears interest at 5.4% per annum and requires monthly principal and interest payments of $5,650 through March 2017.

On April 29, 2016, Marvin P. Loeb, our Chief Scientific Officer, reimbursed the Company for certain expenses as described in Note 6 above.

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

Three months ended March 31, 2016 compared to three months ended March 31, 2015

During the quarter ended March 31, 2016, net revenues were $1,262,000 as compared to $1,193,000 for the same period of the previous year, an increase of $69,000 or 6%. Net sales from lasers and accessories decreased by $5,000 or 3% to $154,000 during the quarter ended March 31, 2016 from $159,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period which, as a result, can create larger variances between periods. Net sales from delivery and disposable devices increased by $69,000 or 16% to $494,000 in the quarter ended March 31, 2016 from $425,000 in the same period of the previous year, primarily due to an increase in export sales of Fibers, Needles and Tips during the current three-month period. During the quarter ended March 31, 2016, net sales from service and rental increased by $5,000 or 1% to $614,000 from $609,000 for the same quarter of the prior year. The increase in service and rental revenue was primarily due to an increase in fee-per-case revenue from MST for certain procedures. Revenue from export sales increased by $69,000 or 26% to $331,000 during the quarter ended March 31, 2016 from $262,000 during the same quarter of the previous year, primarily due to an increase in sales of Fibers, Needles and Tips during the current three-month period.

Cost of sales during the quarter ended March 31, 2016 was $865,000 or 69% of net revenues as compared to $810,000 or 68% the same period of the previous year. Gross profit as a percentage of sales for Lasers and accessories was 3% as compared to 5% for the same quarter of the previous year. The decrease in gross profit from the sale of Lasers in the current period as compared to the prior period was primarily the result of the sale of discounted Lasers to facilitate the growth of new markets in Asia. The gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 42% and 49% for the quarter ended March 31, 2016 and 2015, respectively. The lower gross profit from the sale of Fibers, Needles and Tips was primarily a result of variances in manufacturing overhead in the 2016 quarter compared to the 2015 quarter. Gross profit from revenue received from service and rentals as a percentage of revenues was 30% and 27% during the quarters ended March 31, 2016 and 2015, respectively. The higher gross profit for the service and rental segment was primarily due the temporary reduction of staff while increasing fee-per-case-revenues at MST during the current quarter.

Selling, general and administrative expenses increased in the quarter ended March 31, 2016 to $484,000 from $459,000 in the same period of the previous year, an increase of $25,000 or 5%. The increases in selling, general and administrative expenses during the quarter ended March 31, 2016 compared to the same period of the previous year were primarily the result of the following:

Description	Amount
Outside Services	11,000
Bank fees	11,000
Employee benefits	4,000
Payroll related	4,000
Auto expense	2,000
Tax penalties	2,000
Marketing materials	2,000
Legal	4,000
Commissions and bonuses	(8,000)
Bad debt	(9,000)

Research and development expenditures for the quarter ended March 31, 2016, decreased $21,000 or 17% to $101,000 as compared to $122,000 in the same period of the previous year. The decrease was primarily due the reduction of full time staff during the current year three-month period. During the period ended March 31, 2016, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income, net, increased by $65,000 to $66,000 in the quarter ended March 31, 2016 from $1,000 in the same period of the previous year. This increase was primarily the result of the receipt of $69,000 for an insurance claim at MST.

For the quarters ended March 31, 2016 and 2015, the Company had a net loss of $125,000 or $0.01 per share, as compared to a net loss of $202,000 or $0.01 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Six months ended March 31, 2016 compared to six months ended March 31, 2015

During the six months ended March 31, 2016, net revenues increased to $2,670,000 as compared to $2,545,000 for the same period of the previous year, a $125,000 or 5% increase. Net sales from Lasers and accessories increased by $152,000 or 37% to $558,000 during the six months ended March 31, 2016 from $406,000 in the same period of the previous year. Lasers carry a high selling price and are subject to a longer, less predictable closing period, which as a result, can create larger variances between periods. Net revenues from Fibers, Needles and Tips increased by $41,000 or 5% to $888,000 during the six months ended March 31, 2016 from $847,000 for the same period of the previous year. The higher sales during the six-month ended March 31, 2016 as compared to the prior year period was primarily due to an increase in export sales. Net revenues from service and rental decreased by $68,000, or 5%, to $1,224,000 from $1,292,000 for the same six-month period of the previous year. The decrease in service and rental revenue was primarily due decrease in the sales of service parts and revenue from billable service from our California facility, while maintaining fixed overhead expense. Revenue from export sales increased by $197,000 to $833,000 during the six-month period ended March 31, 2016 from $636,000 during the same period of the previous year, primarily due to an increase in revenue from product sales in during the current six-month period.

Cost of sales during the six months ended March 31, 2016 were $1,964,000 or 74% of net revenues as compared to $1,722,000 or 68% for the same period of the previous year. Gross profit as a percentage of sales from the sale of Lasers and accessories was 5% as compared to 9% for the same six-month period of the previous year, primarily due to discounted lasers sales to facilitate the opening of new markets in Asia. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 41% as compared to 51% for the same six-month period of the previous year. Gross profit from revenue received from service and rentals was 26% as compared to 27% for the same six-month period of the previous year. The lower gross profit for the service and rental segment was primarily due a volumizing difference resulting from a decrease in service department revenues at our California facility as compared to the prior year six-month period.

For the six months ended March 31, 2016, selling, general and administrative expenses decreased $16,000 or 2% to $921,000 as compared to $937,000 for the same period of the previous year. The decrease in selling, general and administrative expenses during the six-month period ended March 31, 2016 was primarily the result the following:

Description	Amount
Bank fees	19,000
Employee benefits	8,000
Legal	6,000
Marketing materials	4,000
Outside services	2,000
Auto expense	2,000
Tax penalties	2,000
Travel	(5,000)
Bad debt	(9,000)
Professional fees	(11,000)
Commissions and bonuses	(16,000)
Payroll related	(17,000)

During the six months ended March 31, 2016, research and development expenses decreased to $193,000 from $250,000 in the same six-month period of the previous year, a decrease of $57,000 or 23%. The decrease was primarily due the reduction of full time staff during the current year six-month period. During the period ended March 31, 2015, R&D activities consisted of expanding our line of single use and reusable Tapertips™ and bare fibers, researching and procuring components to enhance laser output for proposed laser systems, optimizing label content and inspection for existing products, and updating technical and risk management files in compliance with current international standards.

Other income increased by $65,000 to $67,000 in the six-month period ended March 31, 2016 from $2,000 in the same six-month period of the previous year. This increase was primarily the result of the receipt of $69,000 for an insurance claim at MST.

For the six months ended March 31, 2016 and 2015, the Company had a net loss of $346,000 or $0.02 per share, as compared to a net loss of $369,000 or $0.02 per share, respectively, based on 18,395,960 basic weighted average number of common shares outstanding, resulting from the above mentioned factors.

Liquidity and Capital

At March 31, 2016, the Company had working capital of $1,713,000 compared to $1,969,000 at the end of the fiscal year ended September 30, 2015. Cash increased by $136,000 to $501,000 from $365,000 at September 30, 2015. Cash used in financing activities was $55,000 which was the result of payment on notes payable and a lease. During the six months ended March 31, 2016 and 2015, the Company financed an additional insurance policy for $30,000 and $24,000, respectively.

Management's Plans

At March 31, 2016, we had working capital of $1,713,000 compared to $1,969,000 at the end of the previous fiscal year ended September 30, 2015. Cash increased by $136,000 to $501,000 at March 31, 2016 from $365,000 at the fiscal year ended September 30, 2015.

As of March 31, 2016 we had cash on hand of $501,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TRIMEDYNE, INC.

Date: May 16, 2016	By:	/s/ Glenn D. Yeik
Glenn D. Yeik
Chief Executive Officer

TRIMEDYNE, INC.

Date: May 16, 2016	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

