Form 10-Q
period 2016-06-30
TRIMEDYNE INC
filed 2016-08-22
CIK 357001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 19, 2016, there were outstanding 18,395,960 shares of registrant's Common Stock.

TRIMEDYNE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$239,000	$365,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 at June 30, 2016 and September 30, 2015, respectively	369,000	416,000
Inventories	1,575,000	1,808,000
Other current assets	131,000	96,000
Total current assets	2,314,000	2,685,000

Property and equipment, net	382,000	480,000
Other	58,000	75,000
Goodwill	544,000	544,000

Total Assets	$3,298,000	$3,784,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$162,000	$138,000
Accrued expenses	382,000	426,000
Deferred revenue	34,000	26,000
Accrued warranty	40,000	50,000
Taxes payable	8,000	8,000
Current portion of note payable and capital leases	74,000	68,000
Total current liabilities	700,000	716,000

Deferred rent	1,000	5,000
Long-term debt	–	4,000

Total liabilities	701,000	725,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock - $0.01 par value, 30,000,000 shares authorized, 18,497,569 shares issued, 18,395,960 shares outstanding at June 30, 2016 and September 30, 2015, respectively	186,000	186,000
Additional paid-in capital	51,363,000	51,356,000
Accumulated deficit	(48,239,000)	(47,770,000)
	3,310,000	3,772,000
Treasury stock, at cost (101,609 shares)	(713,000)	(713,000)

Total stockholders' equity	2,597,000	3,059,000

Total liabilities and stockholder's equity	$3,298,000	$3,784,000

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$1,106,000	$1,482,000	$3,776,000	$4,027,000
Cost of sales	653,000	995,000	2,617,000	2,717,000
Gross profit	453,000	487,000	1,159,000	1,310,000

Operating expenses:
Selling, general and administrative	469,000	480,000	1,390,000	1,417,000
Research and development	100,000	86,000	293,000	336,000
Total operating expenses	569,000	566,000	1,683,000	1,753,000

Loss from operations	(116,000)	(79,000)	(524,000)	(443,000)

Other (expense) income, net	(2,000)	(17,000)	65,000	(15,000)

Loss before provision for income taxes	(118,000)	(96,000)	(459,000)	(458,000)

Provision for income taxes	5,000	1,000	10,000	8,000

Net loss	$(123,000)	$(97,000)	$(469,000)	$(466,000)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding:
Basic	18,395,960	18,395,960	18,395,960	18,395,960
Diluted	18,395,960	18,395,960	18,395,960	18,395,960

See accompanying notes to condensed consolidated financial statements.

TRIMEDYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(469,000)	$(466,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,000	43,000
Depreciation and amortization	96,000	146,000
Net loss on disposal of assets	2,000	–
Changes in operating assets and liabilities:
Trade accounts receivable	47,000	(24,000)
Inventories	233,000	(200,000)
Other assets	74,000	33,000
Accounts payable	24,000	29,000
Accrued expenses	(44,000)	(224,000)
Income tax payable	–	6,000
Deferred revenue	14,000	–
Accrued warranty	(16,000)	23,000
Deferred rent	(4,000)	2,000

Net cash used in operating activities	(36,000)	(632,000)

Cash flows from investing activities:
Purchase of property and equipment	–	(35,000)

Net cash used in investing activities	–	(35,000)

Cash flows from financing activities:
Payments on notes payable and capital leases	(90,000)	(87,000)

Net cash used in financing activities	(90,000)	(87,000)

Net decrease in cash and cash equivalents	(126,000)	(754,000)
Cash and cash equivalents at beginning of period	365,000	1,292,000
Cash and cash equivalents at end of period	$239,000	$538,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes during the nine months ended June 30, 2016 and 2015 was $10,000 and $8,000 respectively.

Cash paid for interest during the nine months ended June 30, 2016 and 2015 was approximately $5,000 and $5,000, respectively.

During the nine months ended June 30, 2016 and 2015, the Company financed the purchase of certain insurance policies with notes totaling $90,000 and $80,000, respectively.

See accompanying notes to condensed consolidated financial statements

TRIMEDYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Going Concern

At June 30, 2016, we had working capital of $1,614,000 compared to $1,969,000 at the end of the previous fiscal year ended September 30, 2015. Cash decreased by $126,000 to $239,000 at June 30, 2016 from $365,000 at the fiscal year ended September 30, 2015.

As of June 30, 2016 we had cash on hand of $239,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2016 and the results of its operations and its cash flows for the nine months ended June 30, 2016 and 2015. Results for the nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016.

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

Stock-Based Compensation

Stock-based compensation was $7,000 and $43,000 during the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $13,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. This unrecognized cost is expected to be recognized on a straight-line basis over the next eight reporting periods.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. During the three and nine months ended June 30, 2016 and 2015, outstanding options of 1,572,000 and 1,697,000, respectively, were excluded from the diluted net loss per share as the effects would have been anti-dilutive. In addition, the exercise prices of these options were in excess of the average closing price of the Company’s common stock for the quarter ended June 30, 2016 and 2015.

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

NOTE 2 - Composition of Certain Balance Sheet Captions

Inventories, net of reserves, consist of the following:

	June 30, 2016	September 30, 2015
Raw materials	$557,000	$616,000
Work-in-process	177,000	288,000
Finished goods	841,000	904,000
	$1,575,000	$1,808,000

For the three months ended June 30, 2016 and 2015, the aggregate net realizable value of demonstration and evaluation lasers did not comprise a material amount in inventories.

Other current assets consist of the following:

	June 30, 2016	September 30, 2015
Prepaid insurance	$80,000	$49,000
Prepaid income tax	3,000	3,000
Prepaid rent	15,000	13,000
Short-term deposits	7,000	7,000
Other	26,000	24,000
Total other current assets	$131,000	$96,000

Property and equipment consist of the following:

	June 30, 2016	September 30, 2015
Furniture and equipment	$3,478,000	$3,478,000
Leasehold improvements	62,000	62,000
Other	305,000	325,000
	3,845,000	3,865,000
Less accumulated depreciation and amortization	(3,463,000)	(3,385,000)
Total property and equipment	$382,000	$480,000

Accrued expenses consist of the following:

	June 30, 2016	September 30, 2015
Accrued vacation	$205,000	$203,000
Accrued salaries and wages	32,000	60,000
Accrued compensation	43,000	20,000
Accrued bonus	15,000	23,000
Sales and use tax	49,000	51,000
Customer deposits	–	30,000
Commissions	20,000	16,000
Other	18,000	23,000
Total accrued expenses	$382,000	$426,000

NOTE 3 - Note Payable and Capital Lease

Note payable and capital leases consist of the following:

	June 30, 2016	September 30, 2015
Capital lease agreement in connection with the update of our IT infrastructure bearing an effective interest rate of 8.41% per annum. The lease requires monthly payments of $3,766 through October 2016	$15,000	$47,000

Finance agreement issued in connection with the purchasing of an insurance policy. The note bears interest at 4.9% per annum and requires monthly payments principal and interest payments of $2,191 through January 2017.	15,000	–

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,890 through March 2016.	–	25,000

Finance agreement issued in connection with the purchasing of insurance policies. The note bears interest at 3.35% per annum and requires monthly principal and interest payments of $5,647 through March 2017.	44,000	–
	$74,000	$72,000

Less: current portion	(74,000)	(68,000)
	$–	$4,000

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

Data with respect to these operating activities for the three and nine months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$468,000	$638,000	$1,106,000	$807,000	$675,000	$1,482,000
Cost of sales	265,000	388,000	653,000	538,000	457,000	995,000

Gross profit	203,000	250,000	453,000	269,000	218,000	487,000

Expenses:
Selling, general and administrative	294,000	175,000	469,000	327,000	153,000	480,000
Research and development	100,000	–	100,000	86,000	–	86,000

Income (loss) from operations	$(191,000)	$75,000	(116,000)	$(144,000)	$65,000	(79,000)

Other:
Interest expense			(3,000)			(2,000)
Other (expense) income			3,000			(15,000)
Gain (loss) Disposal of assets			(2,000)			–
Income taxes			(5,000)			(1,000)
Net loss			$(123,000)			$(97,000)

	For the Nine Months Ended June 30, 2016			For the Nine Months Ended June 30, 2015
	Products	Service and Rental	Total	Products	Service and Rental	Total
Revenue	$1,914,000	$1,862,000	$3,776,000	$2,060,000	$1,967,000	$4,027,000
Cost of sales	1,318,000	1,299,000	2,617,000	1,320,000	1,397,000	2,717,000

Gross profit	596,000	563,000	1,159,000	740,000	570,000	1,310,000

Expenses:
Selling, general and administrative	881,000	509,000	1,390,000	956,000	461,000	1,417,000
Research and development	293,000	–	293,000	336,000	–	336,000

Income (loss) from operations	$(578,000)	$54,000	(524,000)	$(552,000)	$109,000	(443,000)

Other:
Interest expense			(5,000)			(5,000)
Other (expense) income			72,000			(10,000)
Gain (loss) disposal of assets			(2,000)			–
Income taxes			(10,000)			(8,000)
Net loss			$(469,000)			$(466,000)

Sales and gross profit to customers by similar products and services for the three and nine months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
By similar products and services:
Revenues:
Products:
Laser equipment and accessories	$76,000	$413,000	$634,000	$819,000
Delivery and disposable devices	392,000	394,000	1,280,000	1,241,000
Service and rental	638,000	675,000	1,862,000	1,967,000
Total	$1,106,000	$1,482,000	$3,776,000	$4,027,000

Gross profit
Products:
Laser equipment and accessories	$(6,000)	$105,000	$28,000	$140,000
Delivery and disposable devices	209,000	164,000	568,000	600,000
Service and rental	250,000	218,000	563,000	570,000
Total	$453,000	$487,000	$1,159,000	$1,310,000

Sales in foreign countries for the three months ended June 30, 2016 and 2015, accounted for approximately 19% and 35%, respectively, of the Company's total sales. Sales in foreign countries for the nine months ended June 30, 2016 and 2015 accounted for approximately 28% and 29%, respectively, of the Company's total sales. The breakdown by geographic region is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended June 30, 2016	Ended June 30, 2015	Ended June 30, 2016	Ended June 30, 2015
Asia	$174,000	$448,000	$902,000	$929,000
Europe	6,000	14,000	23,000	66,000
Latin America	2,000	44,000	49,000	132,000
Middle East	–	–	–	2,000
Australia	24,000	11,000	65,000	24,000
	$206,000	$517,000	$1,039,000	$1,153,000

During the three and nine months ended June 30, 2016 and 2015, one Laser was located in Canada, respectively.

Total segment assets at June 30, 2016 and 2015 for the Products segment were $1,833,000 and $2,478,000, respectively, and for the Service and Rental segment were $1,443,000 and $1,617,000, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment. The decrease of $645,000 in the Products segment as compared to the prior year was primarily due to reductions of $299,000 cash and $206,000 in inventories as compared to the prior year period. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of immaterial amounts of property and equipment.

NOTE 6 – Related Party Transactions

During the quarter ended June, 2016, the Company incurred approximately $11,000 in expenses primarily resulting from the sharing of a member of the Company’s staff, for two companies, Cardiomax, LLC. and Gastromedix, Inc, (“Gastromedix”) owned by our Chief Scientific Officer and Director, Marvin P. Loeb, based on an agreement with the Company’s Board of Directors. One of the two companies, Gastromedix, could potentially benefit the Company in the future. For details regarding Gastromedix, please refer to the Company's 2015 annual report on Form 10-K for the year ended September 30, 2015.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

During the quarter ended June 30, 2016, net revenues were $1,106,000 as compared to $1,482,000 for the same period of the previous year, a $376,000 or 25% decrease primarily due to a decrease in revenues from Laser sales. Net sales from lasers and accessories decreased by $337,000 or 82% to $76,000 during the three months ended June 30, 2016 from $413,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable closing period which, as a result, can create larger variances between periods. Net sales from Fibers, Needles and Tips decreased by $2,000 or 1% to $392,000 during the three months ended June 30, 2016 from $394,000 in the same period of the prior year. Export sales decreased by $311,000 or 60% to $206,000 for the same quarter of the prior year. The decrease in export sales was primarily due to a decrease in Laser sales to Asia as compared to the prior year quarter ended June 30, 2015. Net sales from service and rental during the current quarter decreased by $37,000 or 5% to $638,000 as compared to $675,000 for the same quarter of the prior year primarily resulting from a decrease in billable sales at our California facility.

Cost of sales during the quarter ended June 30, 2016 was $653,000 or 59% of net revenues as compared to $995,000 or 67% during the prior year quarter. During the current year quarter, Laser and accessories sales resulted in a gross loss of $6,000 or 8%, as a percentage of sales, as compared to a gross profit of $105,000 or 25%, for the prior year three-month period. The decrease in gross profit for Lasers and accessories during the current three-month period was primarily due to discounted Laser sales during the current year quarter as compared to the sale of two fully amortized demo Lasers during the prior year quarter. Gross profit as a percentage of sales from the sale of delivery and disposable devices was 53% as compared to 42% for the prior year three-month period. The increase in gross profit during the current three-month period as compared to the prior year was primarily due to a reduction in manufacturing payroll combined with favorable purchase-price variances from lower raw material costs resulting from vendor negotiations. Gross profit as a percentage of sales from revenue received from service and rentals during the current three-month period was 39% as compared to 32% for the prior year three month-period. The higher gross profit was primarily the result of maintaining better margins from sales of service parts at our California facility.

For the quarter ended June 30, 2016, selling, general and administrative decreased $11,000 or 2% to $469,000 as compared to the prior year quarter of $480,000. The decrease in selling, general and administrative expenses during the current three-month period was primarily due to the following:

Description	Amount
Bank fees	11,000
Stock-based compensation	(39,000)
Rent	12,000
Tax Penalties	(27,000)
Outside services	13,000
Legal	10,000
Audit & tax	8,000
Commissions/bonuses	2,000

Research and development expenditures for the quarter ended June 30, 2016 increased $14,000 or 16% to $100,000 as compared to $86,000 in the quarter ended June 30, 2015. The increase in expenditure during the current year three-month period as compared to the prior year three-month period was due to an increase in materials expense for laser research and development for the current year three-month period.

Other income/expense, net, increased during the quarter ended June 30, 2016 by $15,000 to a net expense of $2,000 from a net expense of $17,000 during the same quarter of the prior year.

For the current quarter, the Company had a net loss of $123,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $97,000 or $0.01 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same quarter of the previous year.

Nine months ended June 30, 2016 compared to nine months ended June 30, 2015

During the nine months ended June 30, 2016, net revenues were $3,776,000 as compared to $4,027,000 for the same period of the previous year, a $251,000 or 6% decrease. Net revenues from lasers and accessories decreased by $185,000 or 23% to $634,000 during the nine months ended June 30, 2016 from $819,000 in the same period of the prior year. Lasers carry a high selling price and are subject to a longer, less predictable closing period which, as a result, can create larger variances between periods. Net revenues from Fibers, Needles and Tips increased by $39,000 or 3% to $1,280,000 during the nine months ended June 30, 2016 from $1,241,000 for the same period of the prior year. During the nine months ended June 30, 2016, export sales decreased $114,000 to $1,039,000 from $1,153,000 during the same period of the prior year. The decrease in export sales was primarily due to a decrease in Laser sales to Asia as compared to the prior year quarter ended June 30, 2015. Net sales from service and rental decreased by $105,000 or 5% to $1,862,000 from $1,967,000 for the same quarters in the prior year resulting from a decrease in billable sales at our California facility.

Cost of sales during the nine months ended June 30, 2016 was $2,617,000 or 69% of net revenues as compared to $2,717,000 or 68% for the same period of the prior year. Gross profit from the sale of Lasers and accessories was 4% as a percentage of sales, as compared to 17% for the prior year nine-month period. The decrease in gross profit for Lasers and accessories during the current nine-month period as compared to the prior year was primarily due to the sale of two fully amortized demo Lasers during the prior year nine-month period. Gross profit as a percentage of sales from the sale of Fibers, Needles and Tips was 44% during the current nine-month period as compared to 48% during the prior year nine-month period. The decrease in gross profit during the current nine-month period as compared to the prior year was primarily due to manufacturing variances during the current nine-month period. Gross profit from revenue received from service and rentals during the current nine-month period was 30% as compared to 29% for the prior year nine-month period. The lower gross profit from service and rentals as compared to the prior year nine-month period was primarily due to an increase in the cost of laser repairs at MST, resulting from an auto accident damaging two lasers. The cost was offset by an insurance settlement received and reported as other income during the current nine-month period ended June 30, 2016.

For the nine months ended June 30, 2016, selling, general and administrative expenses totaled $1,390,000 as compared to $1,417,000 for the same period of the previous year, a $27,000 or 2% decrease. The decrease in selling, general and administration expense was primarily due to the following:

Description	Amount
Bank fees	30,000
Legal	16,000
Outside services	14,000
Rent	11,000
Employee Benefits	6,000
Other	3,000
Audit & tax	(3,000)
Bad Debt/Collections	(9,000)
Commissions/bonuses	(12,000)
Payroll related	(21,000)
Tax Penalties	(25,000)
Stock-based compensation	(37,000)

During the nine months ended June 30, 2016, research and development expenses decreased to $293,000 from $336,000 during the prior year nine-month period, a decrease of $43,000 or 13%. During the nine-month period ended June 30, 2015, R&D activities consisted of producing samples and documentation for interstitial fiber optic delivery systems, expanding the existing line of single use and reusable bare fibers, optimizing label production and inspection for existing products, and updating risk management files in compliance with current international standards.

Other income/expense increased by $80,000 or 533% to an income of $65,000 in the current nine-month period from an expense of $15,000 in the previous nine-month period of fiscal 2015. This increase was primarily the result of the receipt of $69,000 for an insurance claim at MST during the nine-month period ended June 30, 2016.

For the nine months ended June 30, 2016, the Company had net loss of $469,000 or $0.03 per share, based on 18,395,960 basic weighted average number of common shares outstanding, as compared to a net loss of $466,000 or $0.03 per share, based on 18,395,960 basic weighted average number of common shares outstanding in the same period of the previous year, resulting from the above mentioned factors.

Liquidity and Capital

At June 30, 2016, the Company had working capital of $1,614,000 compared to $1,969,000 at the end of the fiscal year ended September 30, 2015. Cash decreased by $126,000 to $239,000 from $365,000 at September 30, 2015. Cash used in financing activities was $90,000 which was the result of payment on notes payable and a lease. During the nine months ended June, 2016 and 2015, the Company financed additional insurance policies for $90,000 and $80,000, respectively.

Management's Plans

At June 30, 2016, the Company had working capital of $1,614,000 compared to $1,969,000 at the end of the fiscal year ended September 30, 2015. Cash decreased by $126,000 to $239,000 from $365,000 at September 30, 2015.

As of June 30, 2016 we had cash on hand of $239,000. We intend to fund operations with cash on hand and from operations; however, additional working capital in the next 12 months may be required based upon our current expenditure rate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TRIMEDYNE, INC.

Date: August 22, 2016	By:	/s/ Glenn D. Yeik
Glenn D. Yeik
Chief Executive Officer

TRIMEDYNE, INC.

Date: August 22, 2016	By:	/s/ Jeffrey S. Rudner
Jeffrey S. Rudner
Principal Financial Officer

